Form 10-Q
period 2011-03-31
ELLIE MAE INC
filed 2011-05-13
CIK 1122388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-35140

ELLIE MAE, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3288780
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4155 Hopyard Road, Suite 200 Pleasanton, California	94588
(Address of principal executive offices)	(Zip Code)

(925) 227-7000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:

As of April 29, 2011:

Class	Number of Shares
Common Stock, $0.0001 par value	20,646,717

PART I—FINANCIAL INFORMATION

ITEM 1—CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Ellie Mae, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2011	December 31, 2010
	(in thousands, except share amounts)
Assets
Current assets
Cash and cash equivalents	$11,747	$14,349
Short-term investments	3,547	2,556
Accounts receivable, net of allowances for doubtful accounts of $83 and $48, as of March 31, 2011 and December 31, 2010, respectively	3,841	4,243
Prepaid expenses and other	714	665
Deferred offering costs	6,020	4,667

Total current assets	25,869	26,480
Property and equipment, net	3,983	2,710
Deposits and other assets	112	632
Notes receivable	1,019	1,000
Other intangibles, net	1,037	613
Goodwill	31,965	31,521

Total assets	$63,985	$62,956

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities
Accounts payable	$5,268	$3,756
Accrued and other current liabilities	3,363	3,442
Deferred revenue	3,107	3,188
Deferred rent	198	192
Leases payable	51	114

Total current liabilities	11,987	10,692
Deferred revenue, net of current portion	157	137
Deferred rent, net of current portion	760	813
Other long term liabilities	460	467

Total liabilities	13,364	12,109

Commitments and contingencies (Note 8)
Redeemable convertible preferred stock, $0.0001 par value; 14,323,714 authorized shares, 11,770,472 shares issued and outstanding as of March 31, 2011 and December 31, 2010	82,672	82,672
Stockholders’ deficit:
Common stock, $0.0001 par value; 21,666,666 authorized shares, 3,724,956 and 3,629,662 issued and outstanding as of March 31, 2011 and December 31, 2010	—	—
Additional paid-in capital	9,524	8,951
Accumulated deficit	(41,575)	(40,776)

Total stockholders’ deficit	(32,051)	(31,825)

Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$63,985	$62,956

See accompanying notes to these condensed consolidated financial statements.

Ellie Mae, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended March 31,
	2011	2010
	(in thousands, except share and per share amounts)
Revenues	$10,603	$8,879
Cost of revenues	3,363	3,075

Gross profit	7,240	5,804
Operating expenses
Sales and marketing	2,451	2,354
Research and development	2,804	2,628
General and administrative	2,805	2,446

Total operating expenses	8,060	7,428
Loss from operations	(820)	(1,624)
Other income, net	32	32

Loss before income taxes	(788)	(1,592)
Income tax provision	11	11

Net loss	$(799)	$(1,603)

Net loss per share of common stock:
Basic	$(0.22)	$(0.48)

Diluted	$(0.22)	$(0.48)

Weighted average common shares used in computing net loss per share of common stock:
Basic	3,641,880	3,330,078

Diluted	3,641,880	3,330,078

See accompanying notes to these condensed consolidated financial statements.

Ellie Mae, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
	2011	2010
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(799)	$(1,603)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	377	472
Provision for uncollectible accounts receivable	84	189
Amortization of intangible assets	125	92
Stock based compensation	363	563
Changes in operating assets and liabilities:
Accounts receivable	318	(402)
Prepaid expenses and other	(49)	(229)
Deferred offering costs	(145)	(131)
Deposits and other assets	525	—
Accounts payable	151	(315)
Accrued and other liabilities	(796)	(537)
Deferred revenue	(61)	(70)
Deferred rent	(47)	(209)

Net cash provided by (used in) operating activities	46	(2,180)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(784)	(130)
Purchase of short-term investments	(2,072)	(1,932)
Acquisition, net of cash acquired	(1,000)	—
Sale of short-term investments	1,080	1,850
Issuance of note receivable	(19)	—

Net cash used in investing activities	(2,795)	(212)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capital lease obligations	(63)	(98)
Proceeds from issuance of common stock	210	43

Net cash provided by (used in) financing activities	147	(55)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,602)	(2,447)
CASH AND CASH EQUIVALENTS, Beginning of year	14,349	11,491

CASH AND CASH EQUIVALENTS, End of year	$11,747	$9,044

Supplemental disclosure of non-cash investing and financing activities:
Fixed asset purchases not yet paid	$892	$33
Deferred offering costs not yet paid	1,208	1,858

See accompanying notes to these condensed consolidated financial statements.

Ellie Mae, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—The Company

Ellie Mae, Inc. (the “Company” or “Ellie Mae”) was originally incorporated in California in August 1997 and reincorporated in Delaware in November 2009. The Company hosts one of the largest electronic mortgage origination networks in the United States. The Company’s network and the technology-enabled solutions it provides help streamline and automate the mortgage origination process, increasing efficiency, facilitating regulatory compliance and reducing documentation errors for network participants.

In late 2000, Ellie Mae launched the Ellie Mae Network, connecting mortgage professionals to mortgage lenders, investors and service providers integral to the origination and funding of residential mortgages.

In late 2003 and in 2005, the Company launched the Encompass® software and Encompass® SaaS (formerly known as Encompass® Anywhere) hosted solutions (together “Encompass”). Encompass provides mortgage originators a comprehensive operating system that handles key business and management functions involved in running a mortgage origination business. Mortgage originators use Encompass as a single tool for loan processing, marketing, customer communication and electronic interaction with lenders, investors and service providers over the Ellie Mae Network. The Company also offers Encompass users a variety of additional services, including automated preparation of the disclosure and closing documents borrowers must sign to obtain a loan, electronic document management and websites used for customer relationship management. In 2009, the Company launched Encompass360, a full-service mortgage software solution which further incorporated processes from origination and processing to closing, business intelligence and reporting.

In September 2008, the Company purchased the assets of Online Documents, Inc. (“ODI”), a provider of technology and services to provide and support the preparation and delivery of electronic mortgage documents. In December 2009, the Company acquired all of the outstanding shares of Mavent Holdings Inc. (“Mavent”), a provider of automated solutions designed to analyze mortgage loan data for regulatory compliance with federal and state laws related to mortgage lending. In January 2011, the Company purchased substantially all of the assets of Mortgage Pricing System, LLC (“MPS”), a developer of sophisticated pricing solutions for mortgage lenders.

On March 28, 2011, the Company’s board of directors, with the approval of the Company’s stockholders, approved a 1-for-3 reverse stock split of the Company’s capital stock, which was effected on April 14, 2011. All share and per share information presented in the accompanying financial statements has been adjusted to reflect this reverse stock split.

On April 20, 2011, the Company consummated an Initial Public Offering of its common stock (the “IPO”). For more information, see Note 13 – Subsequent Events.

The Company is subject to risks that may affect business, financial and operating performance and growth. These include, but are not limited to the current and future state of the mortgage industry (including regulation and interest rates), dependence on key personnel, rapid technological change, competition from substitute services, the need for continued market acceptance of the Company’s services, protection of intellectual property, current and future litigation, business interruption and uncertainty of future profitability.

NOTE 2—Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) for interim financial information and Article 10 of Regulation S-X issued by the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, and cash flows. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of results that may be expected for the year ending December 31, 2011 or any other period. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto included in Company’s final prospectus, dated April 14, 2011, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, in connection with the IPO (File No. 333-166438).

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. The Company’s management regularly assesses these estimates which primarily affect revenue recognition, the valuation of accounts receivable, intangible assets and goodwill arising from business acquisitions, common stock, stock options and the valuation allowances associated with deferred tax assets. Actual results could differ from those estimates, and such differences may be material to the condensed consolidated financial statements.

Ellie Mae, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Ellie Mae, Inc. and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated upon consolidation.

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity date of 90 days or less are considered to be cash equivalents. The Company invests excess cash primarily in money market accounts, certificates of deposit, and short-term commercial paper, which are subject to minimal credit and market risks.

Short-Term Investments

All of the Company’s investments that have a maturity of greater than 90 days but less than one year are classified as available-for-sale and are carried at fair value. The cost of available-for-sale marketable securities sold is based on the specific identification method. Unrealized gains and losses, if any, are reported in stockholders’ deficit as other comprehensive income (loss). Realized gains and losses are included in interest income and other expense, respectively. Interest and dividends are included in interest income when they are earned.

Fair Value of Financial Instruments

The fair value of the Company’s cash and cash equivalents, short-term investments, accounts receivable, notes receivable and accounts payable approximates their carrying values due to the short maturity or market rate equivalent structure of the instruments. The fair value of the Company’s capital lease obligations approximate the carrying value due to the short-term maturity of the leases.

Allowance for Doubtful Accounts

The Company analyzes trade accounts receivable by considering historical bad debts, customer creditworthiness, current economic trends, changes in customer payment terms and collection trends when evaluating the adequacy of the allowance for doubtful accounts. Allowances for doubtful accounts are recognized in the period in which the associated receivable balance is not considered recoverable. Any change in the assumptions used in analyzing accounts receivable may result in changes to the allowance for doubtful accounts and are recognized in the period in which the change occurs.

Concentration of Credit Risk

The Company’s cash and cash equivalents are deposited with major financial institutions in the United States. At times, such deposits may be in excess of insured limits. Management believes that the Company’s investments in cash equivalents are financially sound and have minimal credit risk. The Company’s accounts receivable are derived from revenue earned from customers located in the United States. The Company had no customers that represented 10% or more of revenues for the three months ended March 31, 2011 and 2010. No customer represented more than 10% of accounts receivable as of March 31, 2011 or December 31, 2010.

Deferred Offering Costs

Deferred offering costs of $6,020,000 and $4,667,000 included on the Company’s condensed consolidated balance sheets at March 31, 2011 and December 31, 2010, respectively, consisted primarily of professional and registration fees directly related to the Company’s IPO. Upon the consummation of the IPO, these amounts will be offset against the proceeds of the offering. For more information, see Note 13 – Subsequent Events.

Notes Receivable

The Company analyzes notes receivable for recoverability whenever potential indicators of impairment are identified. Any change in expected recoverability is recognized in the period identified.

Ellie Mae, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Software Development Costs

Software development costs are included in research and development and are expensed as incurred until technological feasibility is achieved. After technological feasibility is achieved, material software development costs are capitalized until the product is available for general release. The capitalized cost is then amortized on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected project revenues, whichever is greater. To date, the period between achieving technological feasibility, which the Company has defined as the establishment of a working model, and the point at which the product is ready for general release has been short and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs.

Website Development Costs

The Company expenses costs related to the planning and post implementation phases of its website development efforts. For the three months ended March 31, 2011 and 2010, direct costs incurred in the development phase have not been material and, as a result, any development phase costs have been expensed to cost of revenues as incurred. Costs associated with minor enhancements and maintenance for the website are included in cost of revenues in the accompanying condensed consolidated statements of operations.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and are depreciated on a straight-line basis over their estimated useful lives, which is generally three years. Leasehold improvements and assets acquired under capital leases are amortized over the shorter of the asset’s useful life or term of the lease.

Business Combinations

Under ASC 805, Business Combinations, the Company recognizes contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings; with certain exceptions, recognizes preacquisition loss and gain contingencies at their acquisition-date fair values; capitalizes in-process research and development assets; expenses acquisition-related transaction costs as incurred; and limits the capitalization of acquisition-related restructuring as of the acquisition date. In addition, changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period are recognized in earnings rather than as an adjustment to the cost of acquisition.

Goodwill and Other Intangible Assets

Other intangible assets are stated at cost less accumulated amortization. Other intangible assets include developed technology, tradenames and customer lists and contracts. Intangible assets with finite lives are amortized on a straight-line basis over the estimated periods of benefit, as follows:

Developed technology	3-5 years
Tradenames	3 years
Customer lists and contracts	1-6 years

The Company evaluates its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount and fair value less costs to sell.

Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually, or whenever changes in circumstances indicate that the carrying amount of goodwill or intangible assets may not be recoverable. These tests are performed at the reporting unit level using a two-step, fair-value based approach. The Company’s operations are organized as one reporting unit. In testing for a potential impairment of goodwill, the Company first compares the carrying value of assets and liabilities to the estimated fair value. If estimated fair value is less than carrying value, then potential impairment exists. The amount of any impairment is then calculated by determining the implied fair value of goodwill using a hypothetical purchase price allocation, similar to that which would be applied if it were an acquisition and the purchase price was equivalent to fair value as calculated in the first step. Impairment is equivalent to any excess of goodwill carrying value over its implied fair value.

Ellie Mae, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The process of evaluating the potential impairment of goodwill requires significant judgment at many points during the analysis, including calculating fair value of each reporting unit based on estimated future cash flows and discount rates to be applied.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for indications of possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Revenue Recognition

The Company generates revenue primarily from transaction-based fees and fees for software and related services. Sales taxes assessed by a governmental authority are excluded from revenue.

Network Transaction Revenues

The Company has entered into agreements with various lenders, service providers and certain government agencies participating in the mortgage origination process that provides them access to, and interoperability with, mortgage originators on the Ellie Mae Network. Under these agreements, the Company has the opportunity to earn transaction fees when transactions are processed through the Company’s Ellie Mae Network. Transaction revenues are recognized when there is evidence that the qualifying transactions have occurred on the Ellie Mae Network and collection of the resulting receivable is reasonably assured. Associated set-up fees are recognized ratably, beginning upon completion of the integration and continuing over the remaining estimated life of the relationship with its customer, which generally is the remaining life of the contract.

Software and Services Revenues

These revenues include:

(a) License and Maintenance Revenues. Revenue from the sale of software licenses is recognized in the month in which the required revenue recognition criteria are met, generally in the month in which the software is delivered. Revenue is recognized when persuasive evidence of an arrangement exists which is evidenced by a signed agreement, the product has been downloaded or delivered freight on board shipping point, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured.

For arrangements with multiple elements (e.g., undelivered maintenance and support contracts bundled with licenses), the Company, when vendor specific objective evidence (“VSOE”) is determinable, allocates revenue to the delivered elements of the arrangement using the residual value method based on objective evidence of the fair value of the undelivered elements, which is specific to the Company. When VSOE is not determinable, the Company allocates all revenue to the undelivered elements and the entire arrangement is recognized ratably over the term of the contract. The Company recognizes revenue under this model upon receipt of cash payment from the customer, if collectability is not reasonably assured. The VSOE of fair value for maintenance and support obligations related to licenses is based upon the prices paid for the separate renewal of these services by the customer. Maintenance revenues are recognized ratably over the period of the contract. License revenues include the nominal shipping and handling charges associated with most license orders. Actual shipping costs incurred by the Company are included in cost of revenues.

(b) Subscription Services and Usage-Based Fee Arrangements

Subscription services and usage-based fee arrangements generally include a combination of the Company’s products delivered as software as a service, product updates and support services. These revenues generally include the following:

Ellie Mae, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Encompass SaaS Revenues. The Company offers web-based access to its Encompass software for a monthly recurring fee. The Company provides the right to access its loan origination software and handles the responsibility of managing the servers, providing robust security, backing-up the data and applying updates; however, customers under these arrangements may not take possession of the software at any time during the term of the agreement. Associated set-up fees are recognized ratably over the life of the relationship with its customers, which is generally the life of the contract. Contracts generally range from one to three years. Alternatively, customers can elect to pay on a per closed loan, or success, basis with a monthly minimum. The success basis contracts generally have a term of two years. Monthly minimums are recognized as the service is performed and additional amounts arising from closed loans are recognized when the loans close. This offering also includes CenterWise for Encompass as an integrated component, which is a combined element of the arrangement that is delivered in conjunction with the Encompass SaaS offering and therefore is not accounted for separately.

Centerwise for Encompass Licensees. The Company provides a bundled offering of electronic document management and websites used for customer relationship management. The Company recognizes revenue for Centerwise as the service is performed. It is also automatically included as an integrated component of the Encompass SaaS offering, and the associated revenue is recognized as indicated above.

Services Revenues. The Company has entered into agreements with customers that provide mortgage related and other business services, including automated documentation preparation and compliance reports. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability of the resulting receivable is reasonably assured.

Effective January 1, 2011, the Company adopted Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to ASC Topic 605, Revenue Recognition) (“ASU 2009-13”). The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. The Company adopted this new standard on a prospective basis; therefore, it applies only to revenue arrangements entered into or materially modified beginning January 1, 2011. For revenue arrangements that were entered into or materially modified after the adoption of this standard, implementation of this new authoritative guidance had an insignificant impact on the Company’s reported revenue in the first quarter of fiscal 2011 as compared to revenue if the related arrangements entered into or modified after the effective date were subject to the accounting requirements in effect in the prior year. The Company does not expect the adoption of this new accounting standard will have significant impact on its revenue recognition in the future.

When subscription services and usage-based fee arrangements involve multiple elements that qualify as separate units of accounting, the Company allocates arrangement consideration in multiple-deliverable revenue arrangements at the inception of an arrangement to all deliverables based on the relative selling price method in accordance with the selling price hierarchy, which includes: (i) VSOE if available; (ii) the third-party evidence (“TPE”) if VSOE is not available; and (iii) the best estimate of selling price (“BESP”) if neither VSOE nor TPE is available.

VSOE. The Company determines VSOE based on its historical pricing and discounting practices for the specific product or service when sold separately. In determining VSOE, the Company requires that a substantial majority of the selling prices for these services fall within a reasonably narrow pricing range.

TPE. When VSOE cannot be established for deliverables in multiple element arrangements, the Company applies judgment with respect to whether it can establish a selling price based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, the Company’s go-to-market strategy differs from that of its peers and its offerings contain a significant level of differentiation such that the comparable pricing of services with similar functionality cannot be obtained. Furthermore, the Company is unable to reliably determine what similar competitor services’ selling prices are on a stand-alone basis. As a result, the Company has not been able to establish selling prices based on TPE.

BESP. When it is unable to establish a selling price using VSOE or TPE, the Company uses BESP in its allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would transact a sale if the service was sold on a stand-alone basis. The Company determines BESP for deliverables by considering multiple factors including, but not limited to, prices it charges for similar offerings, market conditions, competitive landscape and pricing practices.

Arrangement consideration is allocated using the relative selling price method. The Company has not historically priced its subscription services and usage-based fee arrangements within a narrow range and has limited standalone sales or renewals for these arrangements. As a result, the Company has determined that neither VSOE nor TPE are available and uses BESP to allocate the selling price to subscription services and usage-based fee deliverables.

Ellie Mae, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In general, the Company recognizes revenue for monthly fees (including monthly minimums) on a straight-line basis over the contractual subscription period commencing on the date the services are made available to the customer. Usage-based fees, that are determined monthly based on closed loans or other metrics, are recognized when the loans close. In general, upfront non-refundable fees received at the inception of an arrangement are deferred and recognized over the longer of the contractual term or the estimated customer relationship period.

Warranties and Indemnification

The Company provides a warranty for its software products and services to its customers and accounts for its warranties as a contingent liability. The Company’s products are generally warranted to perform substantially as described in the associated product documentation for a period of 90 days. The Company’s services are generally warranted to be performed consistent with industry standards for a period of 90 days from delivery. If there is a failure of such warranties, the Company generally is obligated to correct the product or service to conform to the warranty provision or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. With respect to Encompass Compliance Service, the Company provides a limited warranty, which limits its liability to the reimbursement for losses incurred by a customer due to fines, penalties or judgments imposed or levied upon a customer as a result of a violation of a specific law, rule or regulation resulting from an error in the provision of our Encompass Compliance Service. The Company’s maximum exposure is limited under its services agreements to the greater of the total service fees paid by a customer for such services during the specified period preceding the relevant claim, typically six to 12 months, or a specified dollar amount ranging from $1.0 million to $5.0 million. The Company has not historically incurred any claims and maintains a total of $5.0 million in professional liability insurance coverage. The Company has not provided for a warranty accrual as of March 31, 2011 and December 31, 2010. To date, the Company’s product warranty expense has not been significant.

The Company generally agrees to indemnify its customers against legal claims that the Company’s software products infringe certain third-party intellectual property rights and accounts for its indemnification obligations as a contingent liability. In the event of such a claim, the Company is obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of an infringement, the Company agrees to modify or replace the infringing product, or, if those options are not reasonably possible, to refund the cost of the software, as pro-rated over a period of years. To date, the Company has not been required to make any payment resulting from infringement claims asserted against its customers. As such, the Company has not recorded a liability for infringement costs as of March 31, 2011 and December 31, 2010.

The Company has obligations under certain circumstances to indemnify each member of the Company’s board of directors against judgments, fines, settlements and expenses related to claims against such directors and otherwise to the fullest extent permitted under Delaware law and our bylaws and certificate of incorporation.

Cost of Revenues

Our cost of revenues consists primarily of salaries, benefits and related costs for operations and customer support personnel (including stock-based compensation), allocated facilities costs, expenses for document preparation and compliance services, depreciation on computer equipment used in supporting the Ellie Mae Network, our Encompass SaaS and CenterWise offerings, amortization of acquired intangible assets directly involved in revenue producing activities and professional services associated with implementation of software.

Research and Development Costs

Research and development costs are expensed as incurred.

Advertising Expenses

The Company expenses advertising costs as incurred. Advertising expenses for the three months ended March 31, 2011 and 2010 were $47,000 and $13,000, respectively.

Ellie Mae, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation

The Company recognizes expenses related to stock-based compensation awards that are ultimately expected to vest based on estimated fair values on the date of grant using the Black-Scholes option-pricing model. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the award, which generally equals the vesting period.

The Company is required to estimate potential forfeitures of stock grants and adjust recorded compensation cost accordingly. The estimate of forfeitures is based on historical experience and is adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from the prior estimates. Changes in estimated forfeitures will be recognized in the period of change and will impact the amount of stock-based compensation expense to be recognized in future periods.

All stock option awards to non-employees are accounted for at the fair value of the consideration received or the fair value of the equity instrument issued, as calculated using the Black-Scholes model. The measurement of stock-based compensation for non-employees is subject to periodic adjustments as the options vest, and the expense is recognized over the period services are rendered.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of taxes payable or refundable for the current year, and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The measurement of current and deferred tax liabilities and assets is based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that the Company believes is more likely than not to be realized.

The Company operates in various tax jurisdictions and is subject to audit by various tax authorities. Tax positions are based upon their technical merits, relevant tax law and the specific facts and circumstances as of each reporting period. Changes in facts and circumstances could result in material changes to the amounts recorded for such tax positions. A tax position is only recognized in the financial statements if it is “more likely than not” to be sustained based solely on its technical merits as of the reporting date. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments that could result in recognition of additional tax benefits or additional charges to the tax provision and may not accurately reflect actual outcomes. The Company’s policy is to recognize interest and penalties relating to unrecognized tax benefits as a component of income tax expense.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss), specifically unrealized gains (losses) on short-term investments, which were insignificant for the three months ended March 31, 2011 and 2010. As a result, comprehensive income (loss) is equivalent to net income (loss) for all periods presented.

Geographical Information

The Company is domiciled in the United States and had no international operations or sales to customers outside of the United States for the three months ended March 31, 2011 and 2010.

Ellie Mae, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—Net Loss Per Share of Common Stock

Net loss per share of common stock is calculated by dividing net loss by the weighted-average shares of common stock outstanding during the period. Diluted net loss per share of common stock is calculated by dividing net loss by the weighted average shares of common stock outstanding and potential shares of common stock during the period. Potential shares of common stock include dilutive shares attributable to the assumed exercise of stock options and warrants using the treasury stock method and contingent issuances of common stock related to redeemable convertible preferred stock, if dilutive.

The components of net loss per share of common stock were as follows:

	Three Months Ended March 31,
	2011	2010
	(in thousands except share and per share amounts)
Net loss	$(799)	$(1,603)

Basic shares:
Weighted average common shares outstanding	3,641,880	3,330,078

Diluted shares:
Weighted average shares used to compute basic net loss per share	3,641,880	3,330,078
Effect of potentially dilutive securities:
Warrants to purchase common stock , employee stock options and convertible preferred stock	—	—

Weighted average shares used to compute diluted net loss per share	3,641,880	3,330,078

Net loss per share:
Basic and diluted	$(0.22)	$(0.48)

The following potential common shares were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2011	2010
Warrants to purchase common stock	310,781	401,431
Employee stock options	3,210,280	2,709,648
Convertible preferred stock	11,770,472	11,770,472

	15,291,533	14,881,551

Performance-based awards are included in the diluted shares outstanding each period if established performance criteria have been met at the end of the respective periods. However, if none of the required performance criteria have been met for such awards then the Company excludes the shares of such awards from its diluted shares outstanding. Accordingly, weighted average shares of 583,333 have also been excluded from the dilutive shares outstanding for each of the three months ended March 31, 2011 and 2010, respectively.

All of the redeemable convertible preferred stock automatically converted to common stock on a 1-for-1 basis in connection with the consummation of the IPO. For the three months ended March 31, 2010 and 2011, amounts presented in the table above are the weighted average shares of common stock underlying outstanding shares of redeemable convertible preferred stock.

Ellie Mae, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4—Financial Instruments and Fair Value Measurements

Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are classified and disclosed in one of the following three categories:

Level 1—	Valuations based on quoted prices in active markets for identical assets or liabilities.

Level 2—	Valuations based on other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—	Valuations based on inputs that are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

The following tables set forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis at March 31, 2011 and December 31, 2010, according to the valuation techniques the Company used to determine their values (in thousands):

		Fair Value Measurements Using Inputs Considered as
	Fair Value at March 31, 2011	Level 1	Level 2	Level 3
Money market funds	$9,966	$9,966	$—	$—
U.S. government and governmental agency obligations	4,047	—	4,047	—

	$14,013	$9,966	$4,047	$—

		Fair Value Measurements Using Inputs Considered as
	Fair Value at December 31, 2010	Level 1	Level 2	Level 3
Money market funds	$9,902	$9,902	$—	$—
U.S. government and governmental agency obligations	4,102	—	4,102	—

	$14,004	$9,902	$4,102	$—

As of March 31, 2011 and December 31, 2010, the Company did not have any assets or liabilities that were valued using Level 3 inputs.

Money Market Funds

Money market funds are open-ended mutual funds that typically invest in short-term debt securities. Money market funds are classified as cash and cash equivalents on the Company’s consolidated balance sheets. The Company classified these funds that are specifically backed by debt securities as Level 1 instruments due to its usage of unadjusted quoted prices that are available in active markets for the identical assets or liabilities at the measurement date.

U.S. Government and Governmental Agency Obligations

U.S. government and governmental agency obligations are issued by U.S. federal, state and local governments, government-sponsored enterprises and other governmental entities such as authorities or special districts that generally mature within two years. These are classified as cash equivalents and short-term, available-for-sale securities on the Company’s consolidated balance sheets. The market approach was used to value the Company’s treasury U.S. government and governmental agency obligations. The Company classified these securities as Level 2 instruments due to either its usage of observable market prices in less active markets or, when observable market prices were not available, its use of non-binding market prices that are corroborated by observable market data or quoted market prices for similar instruments.

Ellie Mae, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4—Financial Instruments and Fair Value Measurements (continued)

The carrying amounts and estimated fair value of cash and cash equivalents and short-term investments consisted of the following as of March 31, 2011 and December 31, 2010:

	March 31, 2011
	Amortized Cost	Unrealized Gains (Losses)	Carrying or Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$1,281	$—	$1,281
Money market funds	9,966	—	9,966
U.S. government notes	500	—	500

	$11,747	$—	$11,747

Short-term investments:
U.S. government agencies	$3,547	$—	$3,547

	December 31, 2010
	Amortized Cost	Unrealized Gains (Losses)	Carrying or Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$2,901	$—	$2,901
Money market funds	9,902	—	9,902
U.S. government agencies	1,546	—	1,546

	$14,349	$—	$14,349

Short-term investments
U.S. government agencies	$2,556	$—	$2,556

NOTE 5—Acquisition

On January 3, 2011, the Company purchased substantially all of the assets of MPS, a developer of sophisticated pricing solutions for mortgage lenders. The acquisition was accounted for as a business combination and, accordingly, the purchase consideration was allocated to the assets acquired and liabilities assumed based on their respective fair values. MPS’s results of operations are included in the Company’s consolidated statements of operations from the date of acquisition. Future adjustments to the assets acquired and liabilities assumed will be reflected in the consolidated statements of operations in the period during which they are identified.

The aggregate purchase consideration was cash of $1,000,000. The amount allocated to intangibles was determined based on management’s estimate of fair value using a probability weighted discounted cash flow model.

The initial purchase price of $1,000,000 exceeded the fair value of the net assets acquired of $556,000, resulting in goodwill of $444,000, none of which is deductible for income tax purposes. Goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from integrating the service offering and operations of MPS with those of the Company.

Ellie Mae, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The allocation of the fair value of assets acquired and liabilities assumed was as follows (in thousands):

Current assets	$6
Fixed assets	10
Developed technology	210
Customer lists and contracts	339
Goodwill	444
Accounts payable and accrued liabilities	(9)

Total Purchase Consideration	$1,000

Developed technology and customer lists and contracts will be amortized over a period of 5 years and 1-5 years respectively.

NOTE 6—Other Intangibles

As of March 31, 2011 and December 31, 2010, other intangibles, net, consisted of the following:

	March 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
	(in thousands)
Developed technology	$3,292	$(2,771)	$521
Tradenames	1,376	(1,358)	18
Customer lists and contracts	3,792	(3,294)	498

	$8,460	$(7,423)	$1,037

	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
	(in thousands)
Developed technology	$3,082	$(2,714)	$368
Tradenames	1,376	(1,356)	20
Customer lists and contracts	3,453	(3,228)	225

	$7,911	$(7,298)	$613

During the three months ended March 31, 2011 and 2010, the Company recorded amortization of other intangible assets of $125,000 and $92,000, respectively, which is included as a component of cost of revenues.

Minimum future amortization expense for other intangible assets at March 31, 2011 was as follows (in thousands):

2011 (remaining nine months)	$291
2012	355
2013	161
2014	125
2015	105

$1,037

Ellie Mae, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—Goodwill

The changes in the carrying value of goodwill for the three months ended March 31, 2011 were as follows (in thousands):

Balance at December 31, 2010	$31,521
Addition: MPS Acquisition	444

Balance at March 31, 2011	$31,965

NOTE 8—Commitments and Contingencies

Line of Credit

The Company had a $2 million line of credit that was scheduled to expire in March 2011. The Company cancelled this line of credit in January 2011.

Leases

As of March 31, 2011, the Company leased three facilities under operating lease arrangements. The leases expire on December 31, 2011, January 31, 2012 and April 29, 2015. Certain leases contain escalation clauses calling for increased rents. Rent expense for the three months ended March 31, 2011 and 2010 was $209,000 and $214,000, respectively. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.

Legal Proceedings

From time to time, the Company has been and may be involved in various legal proceedings. Although the outcome of these and other claims cannot be predicted with certainty, the Company’s management does not currently believe that the ultimate resolution of such matters will have a material adverse effect on the Company’s financial condition, cash flows, or results of operations.

NOTE 9—Common Stock

In March 2011, the board of directors and the stockholders of the Company approved an increase in authorized share capital to 140,000,000 common shares, $0.0001 par value per share, and 10,000,000 undesignated preferred shares, $0.0001 par value per share, to be effective immediately prior to the consummation of the IPO. See Note 13—Subsequent Events.

NOTE 10—Stock Incentive Plans

Employee Stock Purchase Plan

On March 7, 2011, the Company adopted an Employee Stock Purchase Plan (the “ESPP”), which became effective on the date of adoption. The Company’s stockholders approved the ESPP on March 24, 2011.

The ESPP is designed to allow eligible employees and the eligible employees of the Company’s participating subsidiaries to purchase shares of common stock, at semi-annual intervals, with their accumulated payroll deductions.

The maximum aggregate number of shares which may be issued over the term of the ESPP is the sum of (a) 666,666 shares of common stock and (b) an annual increase on the first day of each year beginning in 2012 and ending in 2021, equal to the least of (i) 1,666,666 shares of common stock, (ii) one percent (1%) of the shares of common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (iii) such smaller number of shares of common stock as determined by the board of directors, which may be either authorized but unissued common stock or reacquired common stock, including shares of common stock purchased on the open market. In addition, no participant shall be permitted to participate in the ESPP if: (i) immediately after his or her election to participate, the participant would control five percent or more of the total combined voting power or value of all classes of the stock of the Company or any of its affiliates, or (ii) under the terms of the ESPP, the rights of the participant to purchase the Company’s common stock under the ESPP and all of its other qualified employee stock purchase plans or those of the Company’s affiliates would accrue at a rate exceeding $25,000 of fair market value of the common stock for each calendar year for which such right is outstanding at any time.

Ellie Mae, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2011 Equity Incentive Award Plan

On March 7, 2011, the board of directors of the Company approved and adopted the 2011 Equity Incentive Award Plan (“2011 Plan”). The Company’s stockholders approved the 2011 Plan on March 24, 2011.

Under the 2011 Plan, 2,666,666 shares of its common stock have been initially reserved, plus any shares of common stock that are available for issuance under the prior plans, pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, restricted stock unit awards, deferred stock awards, dividend equivalent awards, stock payment awards and performance awards and other stock-based awards. The number of common shares reserved for issuance under the 2011 Plan will increase automatically in January of each year by the least of (a) 1,666,666 shares, (b) five percent (5%) of the shares of common stock outstanding on the last day of the immediately preceding fiscal year and (c) such smaller number of shares of common stock as determined by the Company’s board of directors; provided, however that no more than 23,333,333 shares of common stock may be issued upon the exercise of incentive stock options.

In December 2001, the Company made offers to replace employee options with an exercise price of $13.83 per share with options having an exercise price of $3.75 per share. Options for a total of 758,049 shares were canceled and repriced at $3.75 per share by December 31, 2001. The replacement options are being accounted for using variable plan accounting. The Company recognized stock-based compensation benefit of $2,000 and stock-based compensation expense of $368,000 for the three months ended March 31, 2011 and 2010, respectively, related to the variable plan accounting for these options. As of March 31, 2011 and December 31, 2010, respectively, 90,401 shares and 133,244 shares of these replacement options remained outstanding.

Stock-based compensation expense related to stock options granted was approximately $363,000 and $563,000 for the three months ended March 31, 2011 and 2010, respectively.

Total stock-based compensation expense recognized by the Company consisted of:

	Three months ended March 31,
	2011	2010
	(in thousands)
Cost of revenues	$17	$93
Sales and marketing	67	103
Research and development	94	127
General and administrative	185	240

	$363	$563

Ellie Mae, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s stock option activities for the three months ended March 31, 2011:

	Shares	Weighted average exercise price
Outstanding at December 31, 2010	3,612,500	$3.51
Options granted	—	—
Options exercised	(29,163)	3.75
Options forfeited or expired	(21,335)	3.59

Outstanding at March 31, 2011	3,562,002	$3.51

Vested and expected to vest at March 31, 2011	3,520,123	$3.49

In February 2011, the Company accepted promissory notes receivable from non-officer employees in consideration for the exercise of 29,163 fully vested stock options that were subject to variable accounting. The promissory notes are secured by the underlying shares of common stock. The notes receivable, totaling $185,485, bear interest at 0.51% per annum and are due upon the first to occur of: (a) the second anniversary of note, (b) two hundred ten (210) days following an initial public offering of the Company’s capital stock, (c) immediately prior to the dissolution or liquidation of the Company or upon a transaction resulting in a change of control, including by merger or by sale of all or substantially all of the Company’s assets, (d) the employee’s termination as an employee or consultant of the Company, or (e) the occurrence of an event of default as defined in the promissory note. The notes receivable are considered to be non-recourse notes under relevant accounting guidance. Since the notes are non-recourse for accounting purposes, the resulting exercises of the stock options have been determined to not be substantive. Therefore, the Company did not reflect the exercise of the stock options for accounting purposes in its balance sheet at March 31, 2011. The notes were outstanding at March 31, 2011. The exercise of the shares through the promissory notes effectively provided for an extension of the term of each award for a period of up to two years, resulting in a substantive modification under relevant accounting guidance. Variable accounting for these awards ceased, and the modification did not have a material impact on the financial statements.

NOTE 11—Related Party Transactions

In the ordinary course of business, certain investors in the Company are also trade customers. Revenues earned from these related parties for the three months ended March 31, 2011 and 2010 were included in Network Transactions revenue and were $461,000 and $282,000, respectively. There was $52,000 and $0 of expenses incurred for services from these related parties for the three months ended March 31, 2011 and 2010, respectively.

Accounts receivable with respect to these related parties under these arrangements were $398,000 and $230,000 as of March 31, 2011 and December 31, 2010, respectively. There was $3,000 and $0 payable with respect to these parties as of March 31, 2011 and December 31, 2010, respectively.

During 2008, the Company issued warrants to purchase an aggregate of 133,333 shares of common stock to a private company. Two of the founders of such company are also investors in the Company and one of whom serves on the Company’s board of directors. The warrants were outstanding as of March 31, 2011, but were unvested and will remain unvested until certain performance requirements under the arrangement are met.

NOTE 12—Segment Information

The Company has concluded that it operates in one industry—mortgage related software and services. The Company’s chief operating decision maker is its chief executive officer, who reviews financial information presented on a consolidated basis. Accordingly, the Company has determined that it has a single reporting segment and operating unit structure, specifically technology-enabled solutions to help streamline and automate the mortgage origination process for its network participants.

Ellie Mae, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For enterprise-wide disclosure, the Company is organized primarily on the basis of service lines. Supplemental disclosure of revenue by service type is as follows:

	Three months ended March 31,
	2011	2010
	(in thousands)
Software and services	$8,424	$7,115
Network transactions	2,179	1,764

	$10,603	$8,879

NOTE 13—Subsequent Events

On April 20, 2011, the Company sold 5,000,000 newly issued shares of common stock, par value $0.0001 per share, at a price of $6.00 per share in its IPO. The Company received net proceeds from the IPO of approximately $21.4 million after deducting underwriting discounts and commissions and estimated offering expenses of $6.5 million. In connection with the IPO, on April 14, 2011, the Company effected a 1-for-3 reverse stock split of all of its outstanding capital stock. Immediately prior to the consummation of the IPO on April 20, 2011, the Company effected the conversion of all of its 11,770,472 shares of outstanding redeemable convertible preferred stock into shares of common stock on a 1-for-1 basis, by filing an amended and restated certificate of incorporation with the Secretary of State of the State of Delaware. The amended and restated certificate of incorporation authorizes 140,000,000 shares of common stock and 10,000,000 shares of undesignated preferred stock.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events or our future financial performance. Forward-looking statements may include words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or other wording indicating future results or expectations. Forward-looking statements are subject to risks and uncertainties, and actual events or results may differ materially. Factors that could cause our actual results to differ materially include, but are not limited to, those discussed under “Risk Factors” in this report. We also face risks and uncertainties relating to our business including: our ability to accurately forecast revenues and appropriately plan our expenses; the impact of changes in mortgage interest rates; the volume of mortgages originated by our Encompass users; fluctuations in mortgage lending volume; the number of Encompass users, and in particular Lender Encompass Users; transaction volume on the Ellie Mae Network; the impact of uncertain domestic and worldwide economic conditions, including the resulting effect on residential mortgage volumes; the effectiveness of our marketing and sales efforts to attract new and retain existing Encompass SaaS users and Ellie Mae Network participants; our ability to enhance the features and functionality of our Encompass software and the Ellie Mae Network; the level of demand for our Encompass Closer document preparation and other services we offer; the timing of the introduction and acceptance of new Ellie Mae Network offerings and additional services including our Encompass SaaS offering; changes in mortgage originator, lender, investor or service provider behavior and any related impact on the residential mortgage industry; changes in government regulation affecting Ellie Mae Network participants or our business; our ability to successfully manage any future acquisitions of businesses, solutions or technologies; the timing of future acquisitions of businesses, solutions or technologies and new product launches; the attraction and retention of qualified employees and key personnel; our ability to protect our intellectual property, including our proprietary Encompass software; interruptions in Ellie Mae Network service and any related impact on our reputation; and costs associated with defending intellectual property infringement and other claims. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that arises after the date of this report, or to conform such statements to actual results or changes in our expectations.

Overview

We host one of the largest electronic mortgage origination networks in the United States, connecting mortgage origination professionals to lenders, investors and service providers integral to the origination and funding of residential mortgages. Mortgage originators participating in the Ellie Mae Network use our Encompass software, a comprehensive operating system that handles key business and management functions in running a mortgage origination business. Mortgage originators use Encompass as a single tool for loan processing, marketing, customer communication and to interact electronically with lenders, investors and service providers over the Ellie Mae Network. We also offer Encompass users a variety of additional services, including Encompass Closer, which automatically prepares the disclosure and closing documents necessary to fund a mortgage; CenterWise, a bundled offering of electronic document management and websites used for customer relationship management; and Encompass Compliance Service, our compliance service powered by Mavent. In addition, in January 2011 we acquired and began integrating assets from Mortgage Pricing System, LLC, or MPS, to introduce our Encompass Product and Pricing Service, which allows Encompass users to compare loans offered by different lenders and investors to determine the best product and price available to a particular borrower.

Lenders, service providers and certain government sponsored entities using the Ellie Mae Network pay us fees, which we refer to as Network Transaction revenues, when they effect a transaction over the Ellie Mae Network. A Network Transaction occurs when an Encompass user sends an electronic service request to any lender, service provider or other participant through our network and that request has been accepted.

We also generate revenues from the sale of our software and services, which we refer to as Software and Services revenues. The software component of Software and Services revenues is derived from mortgage originators who either license Encompass software for an initial fee as a perpetual license with annual maintenance fees or subscribe to the Encompass software as a service, or Encompass SaaS, for a monthly per user subscription fee or for fees on a success basis with monthly minimums, which we refer to as success-based pricing. In addition, we offer CenterWise software either as a standalone product on a subscription fee basis or bundled as part of our Encompass SaaS offering. The services component of Software and Services revenues is derived from fees paid by mortgage originators for Ellie Mae services they order. These services include document preparation and Encompass compliance reports.

Our Network Transaction revenues and the services component of Software and Services revenues generally track the seasonality of the mortgage industry, with increased activity in the second and third quarters and reduced activity in the first and fourth quarters as home buyers tend to purchase their homes during the spring and summer in order to move to a new home before the start of the school year. These revenues are also affected by factors that impact mortgage volumes, such as interest rate fluctuations and general economic conditions.

We achieve our highest gross margins on our Network Transaction revenues. Our gross margins on the services component of our Software and Services revenues have been affected by our use of third-party providers and we intend to continue to reduce third-party costs by internally developing or acquiring additional document preparation and other technology.

We were formed in 1997 and reincorporated in Delaware in November 2009. From inception through 2000, we developed initial versions of our network. We launched our first transaction platform in late 2000, the present version of which is the Ellie Mae Network. We acquired two software companies in 2000 and 2001 as our initial entry into the business of providing loan processing software and document preparation services for mortgage originators. We introduced our internally developed Encompass software solution in 2003. We acquired software and related assets from Online Documents, Inc., or ODI, to enhance our document preparation services in September 2008, commenced our compliance services offering in December 2009 through our acquisition of Mavent, and added our Encompass Product and Pricing Service to our Encompass software in January 2011 through our acquisition of assets from MPS.

Prior to 2006, we financed our operations and capital expenditures primarily through private sales of preferred stock and lease financing. Since 2006, we have not required additional equity financings and have financed our operations with existing cash and cash flows from operating activities. Our business is not capital intensive and we have responded to adverse economic conditions, such as those that commenced in 2007, by reducing headcount, which is a major component of our operating expenses.

The mortgage industry has undergone significant changes since 2007, largely in response to the hundreds of billions of dollars of loan defaults and massive losses suffered by lenders and investors. Our business strategy has evolved to address recent industry trends, including:

•	the lower mortgage lending volumes expected in 2011 and 2012 as compared to 2010, as forecasted by the Mortgage Bankers Association;

•	decreased profitability for mortgage originators as a result of reduced mortgage originations;

•	a continued significant decline in the number of mortgage brokerages and an increase in the relative importance of mortgage lenders, which not only arrange but also fund loans;

•	increased lender quality requirements for new loans; and

•	regulatory reforms that have significantly increased the complexity and importance of regulatory compliance.

We are responding to the forecasted decline in mortgage lending volume in several ways. We are promoting increased use of the Ellie Mae Network to produce additional Network Transactions revenues, and seeking to expand the services component of our Software and Services revenues through an increase in the number and usage of our services, such as compliance and document preparation. We believe that Encompass and the Ellie Mae Network also directly address mortgage originators’ need for increased efficiency and profitability during a period of decreased mortgage origination volumes. We are addressing the increasing role of mortgage lenders, as compared to mortgage brokerages, by emphasizing our Encompass Banker Edition software, which provides additional functionality for mortgage lenders. We have hired sales personnel focused on sales of our Ellie Mae Network offerings and our Encompass Banker Edition in light of the increasing percentage of potential customers which are mortgage lenders rather than mortgage brokerages. We also intend to continue to increase marketing activities focused on our Encompass Banker Edition, our Ellie Mae Network offerings and our Encompass Compliance Service. We believe that this shift will provide us increased opportunities because mortgage lenders typically use more sophisticated and comprehensive software solutions to run their businesses, use more services and effect more Network Transactions on the Ellie Mae Network. Our offerings through the Ellie Mae Network directly address lenders’ and service providers’ increased emphasis on efficiency and quality standards by allowing lenders and service providers to set specific criteria for loans and obtain automated responses when a loan fits those criteria. We purchased Mavent to provide compliance services for our Encompass users to respond to the increased focus on regulatory compliance due to regulatory reforms.

As an additional response to market conditions, we have, beginning in late 2009, focused our marketing and sales efforts on our Encompass SaaS offering, and particularly our Encompass SaaS success-based pricing model, in contrast to our license model. In our Encompass SaaS offering, the customer does not pay the significant up-front licensing fee associated with our license model, which we believe is particularly attractive in the present residential mortgage origination market. Our Encompass SaaS success-based pricing model builds on this value proposition by aligning the payments of our customers for our software and services with their own receipt of revenues. The effect of these changes is a delay in our receipt of a significant portion of our revenues from the time of the initial sale until subsequent periods, which decreased our revenues in the first half of 2010. Customers of our Encompass SaaS success-based pricing model are comprised of customers that have converted from our licensed Encompass software or flat monthly per user hosted offerings and new customers to Encompass. At March 31, 2011 and 2010, we had 16,910 and 8,480 Active SaaS Encompass Users, respectively, of which 11,119 and 2,738, respectively, used our success-based pricing model. SaaS Encompass Users generated $9.8 million and $7.8 million of our revenues for the first quarter of 2011 and 2010, respectively, of which $2.4 million and $0.3 million was generated by users of our success-based pricing model. We typically generate higher revenues per user through our Encompass SaaS offering than through our license offering.

Initial Public Offering

On April 20, 2011, we sold 5,000,000 newly issued shares of common stock, par value $0.0001 per share, at a price of $6.00 per share in our initial public offering, or IPO. We received net proceeds from the IPO of approximately $21.4 million after deducting underwriting discounts and commissions and estimated offering expenses of $6.5 million. In connection with the IPO, on April 14, 2011, we effected a 1-for-3 reverse stock split of all of our outstanding capital stock. Immediately prior to the consummation of the IPO on April 20, 2011, we effected the conversion of all of our outstanding shares of redeemable convertible preferred stock into shares of common stock on a 1-for-1 basis, by filing an amended and restated certificate of incorporation with the Secretary of State of the State of Delaware. The amended and restated certificate of incorporation authorizes 140,000,000 shares of common stock and 10,000,000 shares of undesignated preferred stock.

Operating Metrics

Encompass-related revenues per Average Active Encompass User is a key operational metric we use to evaluate our business, determine allocation of our resources and make decisions regarding corporate strategy. This metric is calculated by dividing Encompass-related revenues by the average number of Active Encompass Users during the period.

This metric has two subcategories: Encompass-related revenues per Average Active Lender Encompass User and Encompass-related revenues per Average Active Broker Encompass User. An Active Lender Encompass User is a mortgage origination professional working at a mortgage lender, such as a mortgage bank, commercial bank, thrift or credit union which source and fund loans and generally sell these funded loans to investors. An Active Broker Encompass User is a mortgage origination professional working for a mortgage brokerage which typically processes and submits loan files to a mortgage lender or mega lender that funds the loan. We believe it is important to evaluate these subcategories separately for two reasons. First, the percentage of the overall loan origination market represented by mortgage lenders, including mortgage banks, commercial banks, thrifts and credit unions continues to increase as the number of mortgage brokerages has declined. In addition, mortgage lenders normally require more software and other service functionality, providing potential leverage for revenue growth. We focus on these metrics to determine our success in leveraging our Encompass User base to increase our revenues. We also track each Active Encompass User subcategory at the end of a period to gauge the degree of our market penetration.

We believe that marketing Encompass through our Encompass SaaS offering on a success-based pricing model is at present our most important marketing method. Accordingly, we track the number of Active SaaS Success-Based Pricing Encompass Users at the end of each period to gauge the degree of market penetration. In addition, we track revenues generated by our Active SaaS Success-Based Pricing Encompass Users during each period.

The components used to calculate these metrics are defined below.

Active Encompass Users. An Active Encompass User is a mortgage origination professional who has used Encompass software at least once within a 90-day period preceding the measurement date. This metric represents the sum total of the subcategories of Active Lender Encompass Users and Active Broker Encompass Users.

Average Active Encompass Users. Average Active Encompass Users during a period is calculated by averaging the monthly Active Encompass Users or subcategory during a period.

Active SaaS Success-Based Pricing Encompass Users. An Active SaaS Success-Based Pricing Encompass User is a mortgage origination professional who has used the Encompass SaaS system under our success-based pricing model at least once within a 90-day period preceding the measurement date.

Encompass-related revenues and SaaS success-based pricing revenues for a period consists of revenues derived from such users as well as any other revenue derived from interactions between such users and third parties through the Ellie Mae Network during the period. These operating metrics exclude revenues from our legacy and acquired products to the extent it does not involve a sale to such users.

The following table shows these operating metrics as of and for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
Active Encompass Users (at end of period):
Active Lender Encompass Users	41,351	34,987
Active Broker Encompass Users	9,990	18,511

Total Active Encompass Users	51,341	53,498

Average Active Encompass Users (during period):
Average Active Lender Encompass Users	40,721	34,653
Average Active Broker Encompass Users	10,312	19,540

Average Total Active Encompass Users	51,033	54,193

Encompass-related revenues (in thousands):
Encompass-related revenues—Lenders	$8,797	$6,440
Encompass-related revenues—Brokers	1,016	1,316

Total Encompass-related revenues	$9,813	$7,756

Encompass-related revenues per Average Active Encompass Users:
Encompass-related revenues—Lenders per Average Active Lender Encompass Users	$216	$186
Encompass-related revenues—Brokers per Average Active Broker Encompass Users	$99	$67
Encompass-related revenues per Average Active Encompass Users	$192	$143

SaaS success-based pricing related data:
Active SaaS Success-Based Pricing Encompass Users (at end of period)	11,119	2,738
SaaS success-based pricing-related revenues (in thousands)	$2,382	$285

Basis of Presentation

General

Our consolidated financial statements include the accounts of Ellie Mae, Inc. and its wholly owned subsidiaries through the three months ended March 31, 2011. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Revenue Recognition

We generate revenue primarily from transaction-based fees and fees for software and related services. Sales taxes assessed by a governmental authority are excluded from revenue.

Network Transaction Revenues

We have entered into agreements with various lenders, service providers and certain government agencies participating in the mortgage origination process that provides them access to, and interoperability with, mortgage originators on the Ellie Mae Network. Under these agreements, we have the opportunity to earn transaction fees when transactions are processed through our Ellie Mae Network. Transaction revenues are recognized when there is evidence that the qualifying transactions have occurred on the Ellie Mae Network and collection of the resulting receivable is reasonably assured. Associated set-up fees are recognized ratably, beginning upon completion of the integration and continuing over the remaining estimated life of the relationship with our customer, which generally is the remaining life of the contract.

Software and Services Revenues

These revenues include:

(a) License and Maintenance Revenues. Revenue from the sale of software licenses is recognized in the month in which the required revenue recognition criteria are met, generally in the month in which the software is delivered. Revenue is recognized when persuasive evidence of an arrangement exists which is evidenced by a signed agreement, the product has been downloaded or delivered freight on board shipping point, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured.

For arrangements with multiple elements (e.g., undelivered maintenance and support contracts bundled with licenses), when vendor specific objective evidence, or VSOE, is determinable, we allocate revenue to the delivered elements of the arrangement using the residual value method based on objective evidence of the fair value of the undelivered elements, which is specific to us. When VSOE is not determinable, we allocate all revenue to the undelivered elements and the entire arrangement is recognized ratably over the term of the contract. We recognize revenue under this model upon receipt of cash payment from the customer, if collectability is not reasonably assured. The VSOE of fair value for maintenance and support obligations related to licenses is based upon the prices paid for the separate renewal of these services by the customer. Maintenance revenues are recognized ratably over the period of the contract. License revenues include the nominal shipping and handling charges associated with most license orders. Actual shipping costs incurred by us are included in cost of revenues.

(b) Subscription Services and Usage-Based Fee Arrangements

Subscription services and usage-based fee arrangements generally include a combination of our products delivered as software as a service, product updates and support services. These revenues generally include the following:

Encompass SaaS Revenues. We offer web-based access to our Encompass software for a monthly recurring fee. We provide the right to access our loan origination software and handle the responsibility of managing the servers, providing robust security, backing-up the data and applying updates; however, customers under these arrangements may not take possession of the software at any time during the term of the agreement. Associated set-up fees are recognized ratably over the life of the relationship with our customers, which is generally the life of the contract. Contracts generally range from one to three years. Alternatively, customers can elect to pay on a per closed loan, or success, basis with a monthly minimum. The success basis contracts generally have a term of two years. Monthly minimums are recognized as the service is performed and additional amounts arising from closed loans are recognized when the loans close. This offering also includes CenterWise for Encompass as an integrated component, which is a combined element of the arrangement that is delivered in conjunction with the Encompass SaaS offering and therefore is not accounted for separately.

Centerwise for Encompass Licensees. We provide a bundled offering of electronic document management and websites used for customer relationship management. We recognize revenue for Centerwise as the service is performed. It is also automatically included as an integrated component of the Encompass SaaS offering, and the associated revenue is recognized as indicated above.

Services Revenues. We have entered into agreements with customers that provide mortgage related and other business services, including automated documentation preparation and compliance reports. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability of the resulting receivable is reasonably assured.

Effective January 1, 2011, we adopted Accounting Standards Update, or ASU, 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to ASC Topic 605, Revenue Recognition), or ASU 2009-13. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. We adopted this new standard on a prospective basis; therefore, it applies only to revenue arrangements entered into or materially modified beginning January 1, 2011. For revenue arrangements that were entered into or materially modified after the adoption of this standard, implementation of this new authoritative guidance had an insignificant impact on our reported revenue in the first quarter of fiscal 2011 as compared to revenue if the related arrangements entered into or modified after the effective date were subject to the accounting requirements in effect in the prior year. We do not expect the adoption of this new accounting standard will have significant impact on our revenue recognition in the future.

When subscription services and usage-based fee arrangements involve multiple elements that qualify as separate units of accounting, we allocate arrangement consideration in multiple-deliverable revenue arrangements at the inception of an arrangement to all deliverables based on the relative selling price method in accordance with the selling price hierarchy, which includes: (i) VSOE if available; (ii) the third-party evidence, or TPE, if VSOE is not available; and (iii) the best estimate of selling price, or BESP, if neither VSOE nor TPE is available.

VSOE. We determine VSOE based on our historical pricing and discounting practices for the specific product or service when sold separately. In determining VSOE, we require that a substantial majority of the selling prices for these services fall within a reasonably narrow pricing range.

TPE. When VSOE cannot be established for deliverables in multiple element arrangements, we apply judgment with respect to whether we can establish a selling price based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, our go-to-market strategy differs from that of our peers and our offerings contain a significant level of differentiation such that the comparable pricing of services with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine what similar competitor services’ selling prices are on a stand-alone basis. As a result, we have not been able to establish selling price based on TPE.

BESP. When we are unable to establish a selling price using VSOE or TPE, we use BESP in our allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the service were sold on a stand-alone basis. We determine BESP for deliverables by considering multiple factors including, but not limited to, prices we charge for similar offerings, market conditions, competitive landscape and pricing practices.

Arrangement consideration is allocated using the relative selling price method. We have not historically priced our subscription services and usage-based fee arrangements within a narrow range and have limited standalone sales or renewals for these arrangements. As a result, we have determined that neither VSOE nor TPE are available and use BESP to allocate the selling price to subscription services and usage-based fee deliverables.

In general, we recognize revenue for monthly fees (including monthly minimums) on a straight-line basis over the contractual subscription period commencing on the date the services are made available to the customer. Usage-based fees, that are determined monthly based on closed loans or other metrics, are recognized when the loans close. In general, upfront non-refundable fees received at the inception of an arrangement are deferred and recognized over the longer of the contractual term or the estimated customer relationship period.

Cost of Revenues

Our cost of revenues consists primarily of: salaries and benefits, including stock-based compensation and allocated facilities costs; expenses for document preparation and compliance services, operations and customer support personnel; depreciation on computer equipment used in supporting the Ellie Mae Network, our Encompass SaaS and CenterWise offerings; amortization of acquired intangible assets that are directly related to our revenues; and professional services associated with implementation of our software.

Operating Expenses

Sales and Marketing

Our sales and marketing expenses consist primarily of: salaries; benefits and incentive compensation; including stock-based compensation; and allocated facilities costs. Sales and marketing expenses also include expenses for trade shows, public relations and other promotional and marketing activities, including travel and entertainment expenses. We have hired sales personnel to focus on sales of our Ellie Mae Network offerings and our Encompass Banker Edition in light of the increasing percentage of potential customers which are mortgage lenders rather than mortgage brokerages. We also intend to increase marketing activities focused on Encompass Banker Edition, our Ellie Mae Network offerings and our compliance services.

Research and Development

Our research and development expenses consist primarily of: salaries and benefits, including bonuses and stock-based compensation; fees to contractors engaged in the development and support of the Ellie Mae Network infrastructure, Encompass software and other products; and allocated facilities costs. We expect that our research and development expenses will continue to increase in absolute dollars.

General and Administrative

Our general and administrative expenses consist primarily of: salaries and benefits, including stock-based compensation, for employees involved in finance, accounting, human resources, administrative and legal roles, and allocated facilities costs. In addition, general and administrative expenses include consulting, legal accounting and other professional fees for third-party providers. We expect general and administrative expenses to increase in absolute dollars due to costs associated with being a public company.

Other Income, Net

Other income, net consists primarily of interest income earned on our cash accounts and notes receivables, net of interest expense paid on equipment and software lease lines.

Income Taxes

We record income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. In estimating future tax consequences, generally all expected future events other than enactments or changes in the tax law or rates are considered. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized. Our determination of our valuation allowance is based upon a number of assumptions, judgments and estimates, including forecasted earnings, future taxable income and the relative proportions of revenue and income before taxes in the various jurisdictions in which we operate.

We operate in various tax jurisdictions and are subject to audit by various tax authorities. We provide for tax positions whenever it is deemed likely that a tax asset has been impaired or a tax liability has been incurred for events such as tax claims or changes in tax laws. The tax effects of a position are recognized only when they are considered “more likely than not” to be sustained based solely on its technical merits as of the reporting date.

        We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. Our judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax laws or our interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our consolidated balance sheets and consolidated statements of operations. We must also assess the likelihood that deferred tax assets will be realized from future taxable income and, based on this assessment, establish a valuation allowance, if required. Our determination of our valuation allowance is based upon a number of assumptions, judgments and estimates, including forecasted earnings, future taxable income and the relative proportions of revenue and income before taxes in the various jurisdictions in which we operate. To the extent we establish a valuation allowance or change the valuation allowance in a period, we reflect the change with a corresponding increase or decrease to our tax provision in our consolidated statements of operations.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets are stated at cost less accumulated amortization, as appropriate. Other intangible assets include developed technology, trade names and customer lists and contracts. Intangibles with finite lives are amortized on a straight-line basis over the estimated periods of benefit, generally one to six years. Goodwill and intangible assets with indefinite useful lives are not amortized, but tested for impairment at least annually, or whenever changes in circumstances indicated that the carrying amount of goodwill or intangible assets may not be recoverable. These tests are performed at the reporting unit level using a two-step, fair-value approach.

The process of evaluating the potential impairment of goodwill requires significant judgment at many points during the analysis. To determine estimated fair value, we used the income approach, under which fair value was calculated based on estimated discounted future cash flows. The income approach was determined to be the most representative valuation technique that would be utilized by a market participant in an assumed transaction. Significant assumptions are based on historical and forecasted results of operations, and consider estimates of cash flows, including revenues, operating costs, growth rates and other relevant factors, as well as discount rates to be applied. Although the cash flow forecasts used are based on assumptions that are consistent with the plans and estimates used to manage the business, significant judgment was required.

If management’s estimates of future operating results change, if there are changes in identified reporting units or if there are changes to other significant assumptions, the estimated carrying values of such reporting units and the estimated fair value of goodwill could change significantly, and could result in an impairment charge. Such changes could also result in goodwill impairment charges in future periods, which could have a significant impact on our operating results and financial condition therein.

We assess the impairment of identifiable intangible assets whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. An impairment loss would be recognized when the sum of the undiscounted estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Such impairment loss would be measured as the difference between the carrying amount of the asset and its fair value. Cash flow assumptions are based on historical and forecasted revenue, operating costs and other relevant factors. If management’s estimates of future operating results change, or if there are changes to other assumptions, the estimate of the fair value of our acquired product rights and other identifiable intangible assets could change significantly. Such change could result in impairment charges in future periods, which could have a significant impact on our operating results and financial condition.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements which are prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

We believe that the assumptions and estimates associated with revenue recognition, income taxes, stock-based compensation and goodwill and intangible assets have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. Management believes that there has been no material changes during the three months ended March 31, 2011 to our critical accounting policies and estimates. For more information on our critical accounting policies and estimates, see our prospectus dated April 14, 2011 filed with the Securities and Exchange Commission, or SEC, pursuant to Rule 424(b) under the Securities Act of 1933, as amended, or the Securities Act.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three months ended March 31,
	2011	2010
	(in thousands)
Revenues	$10,603	$8,879
Cost of revenues (1)	3,363	3,075

Gross profit	7,240	5,804
Operating expenses
Sales and marketing (1)	2,451	2,354
Research and development (1)	2,804	2,628
General and administrative (1)	2,805	2,446

Total operating expenses	8,060	7,428
Loss from operations	(820)	(1,624)
Other income, net	32	32

Loss before income taxes	(788)	(1,592)
Income tax provision	11	11

Net loss	$(799)	$(1,603)

(1)	Stock-based compensation included in above line items:

	Three months ended March 31,
	2011	2010
	(in thousands)
Cost of revenues	$17	$93
Sales and marketing	67	103
Research and development	94	127
General and administrative	185	240

	$363	$563

	Three months ended March 31,
	2011	2010
	(as percentage of revenues)
Revenues	100.0%	100.0%
Cost of revenues	31.7	34.6

Gross profit	68.3	65.4
Operating expenses
Sales and marketing	23.1	26.5
Research and development	26.4	29.6
General and administrative	26.5	27.5

Total operating expenses	76.0	83.6
Loss from operations	(7.7)	(18.2)
Other income, net	0.3	0.2

Loss before income taxes	(7.4)	(18.0)
Income tax provision	0.1	0.1

Net loss	(7.5)%	(18.1)%

The following table sets forth certain operating data for the periods presented:

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
Active Encompass Users (at end of period):
Active Lender Encompass Users	41,351	34,987
Active Broker Encompass Users	9,990	18,511

Total Active Encompass Users	51,341	53,498

Average Active Encompass Users (during period):
Average Active Lender Encompass Users	40,721	34,653
Average Active Broker Encompass Users	10,312	19,540

Average Total Active Encompass Users	51,033	54,193

Encompass-related revenues (in thousands):
Encompass-related revenues—Lenders	$8,797	$6,440
Encompass-related revenues—Brokers	1,016	1,316

Total Encompass-related revenues	$9,813	$7,756

Encompass-related revenues per Average Active Encompass Users:
Encompass-related revenues—Lenders per Average Active Lender Encompass Users	$216	$186
Encompass-related revenues—Brokers per Average Active Broker Encompass Users	$99	$67
Encompass-related revenues per Average Active Encompass Users	$192	$143

SaaS success-based pricing related data:
Active SaaS Success-Based Pricing Encompass Users (at end of period)	11,119	2,738
SaaS success-based pricing-related revenues (in thousands)	$2,382	$285

Revenues

	Three months ended March 31,
	2011	2010
	(in thousands)
Revenue by type:
Software and Services	$8,424	$7,115
Network Transactions	2,179	1,764

Total	$10,603	$8,879

	Three months ended March 31,
	2011	2010
	(as a percentage of revenue)
Revenue by type:
Software and Services	79.4%	80.1%
Network Transactions	20.6%	19.9%

Total	100.0%	100.0%

Total revenues increased $1.7 million, or 19.4%, in the first quarter of 2011 as compared to the same period of 2010. This increase was primarily due to a $1.3 million increase in Software and Services revenues, comprised of a $2.1 million increase in success-based pricing revenues due to the success-based pricing model started generating revenue for us in the first quarter of 2010, partially offset by a $0.6 million decrease in self-hosted software revenues due to our focus on our Encompass SaaS offering, which led to conversions of existing users of our license model and fewer new license sales, and a $0.2 million decrease in standard hosted Encompass revenues due to clients converting to the success-based pricing model.

Network Transaction revenues increased $0.4 million, or 23.5%, in the first quarter of 2011 as compared to the same period of 2010. The increase was primarily due to an increase in loan activity and the recognition of an annual incentive award earned from one customer.

The number of Active Lender Encompass Users increased by 18.2% from 34,987 users at March 31, 2010 to 41,351 users at March 31, 2011, primarily due to new lender customers adopting our Encompass SaaS success-based pricing offering. The number of Active Encompass Users decreased by 4.0% from 53,498 users at March 31, 2010 to 51,341 users at March 31, 2011 due to the 46.0% decline in Active Broker Encompass Users as a result of the continued industry-wide decline in the number of mortgage brokerages. However, Encompass-related Revenues per Average Active Broker Encompass User increased by 47.8% due to the significant reduction in the number of Active Broker Encompass Users that had previously provided only minimal revenues. Encompass-related revenues per Average Active Lender Encompass User increased by 16.1% due to the growth in the number of Active Lender Encompass Users using our success-based pricing offering.

Gross Profit

	Three months ended March 31,
	2011	2010
	(dollars in thousands)
Gross profit	$7,240	$5,804
Gross margin	68.3%	65.4%

Gross profit and gross margin increased by $1.4 million and 2.9%, respectively, in the first quarter of 2011 as compared to the same period of 2010 as revenues increased by $1.7 million and cost of revenues increased by only $0.3 million. Cost of revenues increased primarily due to a $0.3 million increase in salaries and employee benefits from increased professional services and customer support headcount and a $0.1 million increase in taxes paid related to stock option exercises through promissory notes. These amounts were partially offset by a $0.1 million decrease in depreciation expense due to previously acquired property and equipment having been fully depreciated prior to the current quarter.

Sales and Marketing

	Three months ended March 31,
	2011	2010
	(dollars in thousands)
Sales and marketing	$2,451	$2,354
Sales and marketing as % of revenues	23.1%	26.5%

Sales and marketing expenses increased by $0.1 million, or 4.1%, in the first quarter of 2011 as compared to the same quarter of 2010. This increase was due to a $0.2 million increase in salaries and bonuses due to increased headcount, partially offset by a $0.1 million decrease in consulting expenses due to reduced consulting activities.

Research and Development

	Three months ended March 31,
	2011	2010
	(dollars in thousands)
Research and development	$2,804	$2,628
Research and development as % of revenues	26.4%	29.6%

Research and development expenses increased by $0.2 million, or 6.7%, in the first quarter of 2011 as compared to the same quarter of 2010 primarily due to increase in salaries and bonuses due to increased headcount as well as merit salary increases.

General and Administrative

	Three months ended March 31,
	2011	2010
	(dollars in thousands)
General and administrative	$2,805	$2,446
General and administrative as % of revenues	26.5%	27.5%

General and administrative expenses increased by $0.4 million, or 14.7%, in the first quarter of 2011 as compared to the same quarter of 2010 primarily due to a $0.4 million increase in salaries, bonuses and consulting expenses related to an increase in headcount and consulting fees in preparation to become a publicly held company, a $0.1 million increase in director compensation under a new program initiated in 2010 and a $0.1 million increase in business franchise taxes. These amounts were partially offset by a $0.1 million decrease in bad debt expenses primarily due to improved collections and a $0.1 million decrease in legal fees due to lower litigation costs in the first quarter of 2011.

Other Income, Net

Other income, net was primarily related to interest income from notes receivable.

Income Taxes

Income tax expense was at $11,000 for the three months ended March 31, 2011 and 2010. Income tax expense consists primarily of minimum state taxes. We maintain a full valuation allowance on our deferred tax assets.

Liquidity and Capital Resources

As of March 31, 2011, we had cash, cash equivalents and short term investments of $15.3 million. Cash and cash equivalents consist of cash and money market accounts. Short-term investments consist of U.S. government agency securities.

We believe that our existing cash, cash generated from operating activities and the net proceeds of the IPO will be sufficient to fund capital expenditures, operating expenses and other cash requirements for at least the next 12 months. In January 2011, we used $1.0 million of cash for the purchase of assets from MPS. Although we are not currently a party to any agreement or letter of intent with respect to potential material investments in, or acquisitions of, complementary businesses, we may enter into these types of arrangements in the future, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

The following table sets forth our statement of cash flows data for the periods presented:

	Three months ended March 31,
	2011	2010
	(in thousands)
Cash flows provided by (used in) operating activities	$46	$(2,180)
Cash flows used in investing activities	(2,795)	(212)
Cash flows provided by (used in) financing activities	147	(55)
Purchases of property and equipment	784	130
Depreciation and amortization	377	472

Operating Activities

Cash provided by operating activities for the first quarter of 2011 was the result of the net loss of $0.8 million, adjusted by non-cash stock-based compensation of $0.4 million and depreciation and amortization expense of $0.4 million, a decrease in accounts receivable of $0.3 million due to the timing of collections and a decrease in deposits and other assets of $0.5 million due to the termination of a restricted cash covenant related to a capital lease. These amounts were offset in part by a decrease in accrued liabilities of $0.8 million due primarily to the payment of management bonuses in the first quarter of 2011.

Cash used in operating activities for the first quarter of 2010 was the result of net loss of $1.6 million, a decrease in accrued liabilities and accounts payable of $0.9 million due to the timing of payments, a $0.4 million increase in accounts receivable due to timing of collections, a $0.2 million decrease in deferred rent arising from payments on vacant office space that we acquired as part of our acquisition of the assets of ODI in September 2008 and a $0.1 million increase in deferred offering costs due to cash payments for legal and other fees that were capitalized in connection with the IPO. These amounts were offset in part by non-cash charges for stock based compensation of $0.6 million, depreciation and amortization expenses of $0.5 million and an increase in the allowance for doubtful accounts of $0.2 million.

Investing Activities

Cash used in investing activities of $2.8 million in the first quarter of 2011 was the result of $1.0 million in net purchases of short-term investments, $0.8 million for purchases of property and equipment primarily related to computer equipment to support the growth of our business and to enhance our disaster recovery solution and $1.0 million for the acquisition of MPS.

Cash used in investing activities of $0.2 million in the first quarter of 2010 was the result of $0.1 million in net purchases of short-term investments and $0.1 million for purchases of property and equipment.

Financing Activities

Cash provided by financing activities in the first quarter of 2011 consisted of $0.2 million in proceeds from the exercise of stock options by our employees and directors, partially offset by $0.1 million in payments on our capital lease obligations.

Cash used in financing activities in the first quarter of 2010 consisted of $0.1 million in payments on our capital lease obligations partially offset by proceeds from the issuance of common stock issued upon the exercise of stock options.

Off Balance Sheet Arrangements

As of March 31, 2011, operating leases were the only financing arrangements not reported on our condensed consolidated financial statements.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate risks and inflation.

Interest Rate Fluctuation Risk

We do not have any long-term borrowings.

Our investments include cash, cash equivalents and short-term investments. Cash and cash equivalents consist of cash, money market accounts, certificates of deposit and commercial paper. Short-term investments consist of U.S. government agency securities, commercial paper and certificates of deposit. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we do not believe a 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be materially affected to any degree by a sudden change in market interest rates.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

ITEM 4—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

On August 28, 2009, DocMagic Inc., or DocMagic, filed a lawsuit against us in the U.S. District Court for the Northern District of California ( DocMagic, Inc. v. Ellie Mae, Inc ., Case No. 3:09-CV-4017), which we refer to in this report as the Federal Action, alleging that we had engaged in monopolization and/or attempted monopolization of an alleged product market composed of “internet portal[s] providing electronic linkages for mortgage loan closing document preparation services,” and that we are subject to liability for related state court claims for intentional interference with contractual relationship, interference with prospective economic advantage and unfair competition. DocMagic’s claims relate to the August 2009 expiration of a September 2006 Electronic Bridge Agreement pursuant to which DocMagic had been a vendor on the Ellie Mae Network.

On the same day, DocMagic filed a lawsuit against us in the Superior Court of California for the City and County of San Francisco (DocMagic, Inc. v. Ellie Mae, Inc. , Case No. CGC-09-491986), which we refer to in this report as the State Action, alleging breach of a September 2006 reseller agreement between the parties and unfair competition.

On October 6, 2009, we filed our answer and counterclaim in the Federal Action, denying all material allegations of the complaint and seeking affirmative relief based on claims against DocMagic for copyright infringement, violation of the federal Computer Fraud and Abuse Act, and for state law claims for breach of the Electronic Bridge Agreement, inducing our customers to breach certain contracts with us and unfair competition.

On December 7, 2009, we filed our answer in the State Action denying all material allegations of the complaint and filed our cross-complaint against DocMagic in the State Action for breach of the reseller agreement, intentional interference with contractual relationship, intentional interference with prospective economic advantage and unfair competition. On April 9, 2010, the State Action was dismissed without prejudice pursuant to an agreement between the parties, in order that the parties could re-file their state law claims in the Federal Action.

On April 26, 2010, we filed an amended counterclaim in the Federal Action which added the claims previously filed by us in the State Action and a claim for violation of California’s Comprehensive Computer Data Access and Fraud Act.

On May 10, 2010, DocMagic filed an amended complaint in the Federal Action, alleging violations of U.S. antitrust laws under various headings, including monopoly leveraging, attempted monopolization of the market for document preparation services, refusal to deal with respect to the Ellie Mae Network, and denial of access to an essential facility, the Ellie Mae Network. In addition, DocMagic alleged violations of the Lanham Act and the Copyright Act based on alleged misuse of DocMagic’s purported intellectual property rights in the formatting of DocMagic audit reports, false advertising and misappropriation of trade secrets. DocMagic also re-alleged its state law claims.

Ellie Mae and DocMagic filed cross-motions to dismiss each other’s amended pleadings. On October 12, 2010, the Court entered its order dismissing with prejudice DocMagic’s claims for attempted monopolization and false advertising and dismissing with leave to amend certain claims of both parties.

On October 8, 2010, DocMagic filed an application for a temporary restraining order to prohibit us from taking certain steps to prevent DocMagic from accessing loan data in Encompass through means that violate our contractual and/or intellectual property rights. We have opposed that application. On March 10, 2011, the Court entered its order denying DocMagic’s application.

On October 22, 2010, DocMagic filed its second amended complaint, re-alleging claims that were dismissed with leave to amend. On November 5, 2010, we answered the second amended complaint, denying all material allegations, and we filed our second amended counterclaim, asserting claims that were dismissed with leave to amend. On November 22, 2010, DocMagic answered the second amended counterclaim denying all material allegations.

On November 19, 2010, we filed a motion for summary judgment on the monopolization claims. On January 12, 2011, DocMagic filed its opposition to our motion for summary judgment, and we filed our reply on January 24, 2011. On March 10, 2011, the Court entered its order denying our motion for summary judgment. In addition, the Court lifted its previous stay of discovery and discovery is expected to move forward.

On July 27, 2009, James Van Law filed a lawsuit against us, one of our employees and several other defendants in U.S. District Court for the District of Connecticut, alleging breach of contract, tortious interference with business relationship, unfair trade practices and defamation and seeking monetary damages, costs and interest. The plaintiff alleged that he had developed a proprietary network of approximately 60 mortgage originators and loan officers throughout the United States which originated residential mortgage loans. In February 2009, the plaintiff, Ellie Mae and Proficio Mortgage Ventures, LLC had entered into negotiations regarding a potential joint venture, and contemplated that the plaintiff could potentially be employed by the joint venture and receive compensation if the joint venture were consummated. We did not reach agreement and after negotiations ceased, the plaintiff filed the lawsuit, alleging that the defendants had conspired to steal his proprietary network and had disrupted the funding of loans in his network’s pipeline to his detriment. On October 19, 2009, we filed a motion to dismiss. On November 4, 2009, the court approved a voluntary dismissal of our employee from the case. On December 9, 2009, Mr. Van Law filed an opposition to the motions to dismiss filed by us and two other defendants. On September 30, 2010, the U.S. District Court ruled on the motions to dismiss, granting it in part with respect to certain of the other defendants and denying it in part. We and the other defendants have filed answers to the complaint. On May 2, 2011, plaintiff filed a motion to dismiss us and our employee with prejudice as defendants from the case. On May 5, 2011, the parties attended a conference before a U.S. Magistrate Judge for settlement purposes, during which the parties agreed to settle the lawsuit. On May 6, 2011, the Court issued an order directing the clerk to close the file without prejudice to reopening on or before June 6, 2011.

On March 25, 2011, Industry Access Incorporated filed a patent infringement lawsuit against us and another defendant in the U.S. District Court for the Central District of California. The complaint alleges, among other things, that certain aspects of our Encompass 360 loan management software system and related operations infringe a single patent, and seeks declaratory relief and unspecified damages from the defendants, including enhanced damages for willful infringement and reasonable attorneys’ fees. Although we have not yet been served with the complaint and have not yet assessed the potential impact of the asserted claim, we intend to defend this claim vigorously.

Although we believe that we have substantial and meritorious defenses in each of these cases, neither the outcomes of the litigation nor the amount and range of potential damages associated with the litigation can be assessed with certainty.

We are also subject to various other legal proceedings and claims arising in the ordinary course of business. Although occasional adverse decisions or settlements may occur, management believes that the final disposition of such matters will not have a material adverse effect on our business, financial position, results of operations or cash flows.

ITEM 1A—RISK FACTORS

You should carefully consider the risks described below and the other information in this report. If any of the following risks materialize, our business could be materially harmed, and our financial condition and results of operations could be materially and adversely affected. The risks described below are not the only ones facing us. Additional risks not currently known to us or that we currently believe are immaterial may also impair our business, results of operations, financial condition and liquidity.

The extreme turmoil in the mortgage industry that began in 2007 has adversely affected and may continue to affect our business adversely.

As a result of the extreme turmoil in the mortgage industry and general economy that began in 2007, many mortgage originators, especially mortgage brokers, and other mortgage industry participants have gone out of business. In addition, those industry participants that continue in business face increased operating and regulatory challenges. Conditions that negatively impact our Encompass users or Ellie Mae Network participants have had a significant adverse effect on our business. For example, the number of Encompass users declined 35% from approximately 79,000 at December 31, 2006 to approximately 51,000 at March 31, 2011. During this period, the number of Active Broker Encompass Users declined by approximately 80% and 30 of the 44 lenders accepting loans through the Ellie Mae Network went out of business or stopped funding loans through their wholesale channel for mortgage brokers between March 2007 and August 2009. In addition, the population of mortgage origination professionals who are the potential users of our Encompass software dropped 50% from approximately 495,000 at December 31, 2006 to approximately 245,000 at March 31, 2011.1 If conditions in the mortgage industry were to deteriorate further, our business would be materially adversely affected.

Mortgage lending volume is expected to be lower in 2011 and 2012 than it was in 2010 due to various economic factors, including the anticipated increase in mortgage interest rates, which could adversely affect our business.

Factors that adversely impact mortgage lending volumes include reduced consumer and investor demand for mortgages, more stringent underwriting guidelines, increased illiquidity in the secondary mortgage market, high levels of unemployment, high levels of consumer debt, lower consumer confidence, changes in tax and other regulatory policies, including the recent expiration of the home buyer’s tax credit and other macroeconomic factors.

        In addition, mortgage interest rates are currently near historic lows and many economists predict that mortgage interest rates will rise in 2011. Mortgage interest rates are influenced by a number of factors, particularly monetary policy. The Federal Reserve Bank may raise the Federal funds rate and has ceased purchasing Fannie Mae and Freddie Mac mortgage-backed securities, each of which would likely cause mortgage interest rates to rise. Increases in mortgage interest rates would reduce the volume of new mortgages originated, in particular the volume of mortgage refinancings. For example, the increase in mortgage interest rates in the second half of 2009 contributed to a significant decline in our revenues from transactions through the Ellie Mae Network and the services we provide.

[1]	Bureau of Labor Statistics, Mortgage Employment Statistics, May 2011.

The expected lower levels in residential mortgage loan volume in 2011 and 2012 as compared to 2010 levels will require us to increase our revenues per loan effected through the Ellie Mae Network in order to maintain our financial performance. Any additional decrease in residential mortgage volumes would exacerbate our need to increase revenues per loan effected through the Ellie Mae Network. We cannot assure you that we will be successful in our efforts to increase our revenues per loan effected through the Ellie Mae Network, which could materially adversely affect our business.

Our future performance will be highly dependent on our ability to continue to attract Encompass SaaS customers and, to a lesser extent, to grow revenues from new Ellie Mae Network offerings and new services.

Mortgage loan volume is expected to be lower in 2011 and 2012 than it was in 2010. To increase our revenues, we must increase the percentage of our software users who choose Encompass SaaS, from which we generate higher revenues than from our license offering. We believe that recent increases in the number of Encompass SaaS customers have been driven by our success-based pricing strategy. Initiatives that we have implemented in the past have, from time to time, been successful initially but not over the long term. We cannot assure you that our success-based pricing strategy will continue to be successful. If it is not successful, or if we are unable to identify an alternate strategy and successfully increase the number of Encompass SaaS customers, we may be materially adversely affected.

We must also increase use of our Ellie Mae Network offerings and our services, such as compliance and document preparation. We only began to offer certain Ellie Mae Network offerings in the fourth quarter of 2009 and our Encompass Compliance Service in the first quarter of 2010. Revenue from these Ellie Mae Network offerings has not been significant to date and we cannot assure you that these Ellie Mae Network offerings will achieve market acceptance and be successful. In the event these efforts are not successful, our business and growth prospects would be adversely affected.

If we fail to increase the number of Lender Encompass Users and other Ellie Mae Network participants or retain existing users and participants, our business may be harmed.

Ellie Mae revenue from Broker Encompass Users has declined significantly as a result of the significant reduction in the number of mortgage brokers. Our growth depends in large part on increasing the number of Lender Encompass Users and other Ellie Mae Network participants. To attract mega lenders and service providers to the Ellie Mae Network, we must convince them that the utility of, and access to mortgage originators on, the Ellie Mae Network is worth making payments to us for transactions ordered through the network by Encompass users. To grow our base of Encompass software users, in particular, we must increase the number of our Lender Encompass Users. We must also enhance the features and functionality of our Encompass software, convince mortgage lenders of the benefits of our software solution and the Ellie Mae Network and encourage them to switch from competing loan origination software products or to forego using traditional mortgage origination methods, including paper, facsimile, courier, mail and e-mail. Due to the fragmented nature of the mortgage industry, many mortgage industry participants may not be familiar with our Encompass solutions and the benefits of the Ellie Mae Network. We cannot assure you that we will be successful in attracting new Lender Encompass Users and other Ellie Mae Network participants and if we are unsuccessful in these efforts, our business may be harmed.

Additionally, existing Lender Encompass Users and other Ellie Mae Network participants may decide not to continue to use our solutions in favor of other means for financial or other reasons. We have agreements in place with various third-party lenders, service providers and investors to facilitate integration between their businesses and the Ellie Mae Network. Most of these contracts are not long term or are subject to termination rights. An unexpected termination, or a failure to renew, of a significant number of our agreements or relationships with third-party lenders, service providers or investors could have an adverse effect on our business.

The success of our business depends both on the continuation of the trend toward electronic processing of mortgages and our ability to increase the use of the Ellie Mae Network to order settlement services.

In order to grow our business, we must expand the use of settlement services on, and increase the number of transactions ordered through, the Ellie Mae Network. Our Encompass users currently employ the Ellie Mae Network to handle on average only four out of the approximately ten transactions per loan file, typically including ordering credit reports and accessing the automatic underwriting systems of Fannie Mae and Freddie Mac. This limited use is in part due to the fact that many providers of other settlement services, such as title reports and appraisals, do not provide electronic solutions that are superior to traditional processes. Increasing the number of transactions ordered through the Ellie Mae Network depends in large part on our ability to educate providers of settlement services of the benefits of electronic origination and network participation and our ability to encourage providers of settlement services to deliver their services electronically through the Ellie Mae Network in a manner that is attractive to mortgage professionals. If our future sales and marketing efforts are not successful in educating and encouraging additional mortgage originators and providers of settlement services to change their current business practices and adopt electronic mortgage origination and electronic delivery practices, our business may be adversely affected.

A continuation of the shift in residential mortgage volume to the retail channels of mega lenders would adversely affect our business opportunities.

Due in part to the turmoil in the mortgage industry, the percentage of the national volume of residential mortgages in the United States that were funded directly through the retail channels of mega lenders increased from 38% in 2006 to 48% in 2009. 2 Based on information published by Inside Mortgage Finance, for 2010, these retail channels funded approximately 50%.3 We provide our Encompass software to mortgage lenders and mortgage brokers. We do not market Encompass software to the mega lenders, as they generally have their own proprietary loan origination software and do not participate on the Ellie Mae Network. If this shift continues, our business and growth prospects would be materially adversely affected.

We expect a number of factors to cause our operating results to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.

Our revenues and operating results have in the past varied and could in the future vary significantly from quarter to quarter and year to year because of a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. In addition to other risk factors discussed in this section, factors that may contribute to the variability of our quarterly and annual results include:

•	fluctuations in mortgage lending volume;

•	the number of Encompass users;

•	the volume of mortgages originated by our Encompass users;

•	transaction volume on the Ellie Mae Network;

•	the level of demand for our Encompass Closer document preparation and other services we offer;

•	the timing of the introduction and acceptance of new Ellie Mae Network offerings and additional services;

•	costs associated with defending intellectual property infringement and other claims; and

•	changes in government regulation affecting Ellie Mae Network participants or our business.

As a result of these and other factors, our results have in the past not achieved and may in the future not achieve our internal projections. In addition, our operating results in future periods may not meet the expectations of investors or public market analysts who follow our company, which could cause our stock price to decline rapidly and significantly. The results of any prior quarterly or annual periods should not be relied upon as indications of our future operating performance.

[2]	Inside Mortgage Finance, Correspondent Production Continued Strong Run in 2009; Broker Market Hit New Low, February 26, 2010.
[3]	Inside Mortgage Finance, February 25, 2011, p. 3, Retail Reigned in 2010 as Lenders Shun Mortgage Broker Production Channel. Copyright 2011.

As a public company, we are required to maintain a system of effective control over financial reporting. Our independent registered public accountants have determined that we have significant deficiencies in internal controls with respect to our accounting and recordkeeping for stock-based compensation and corporate governance and qualifications of key personnel. If we do not remediate these significant deficiencies and develop effective controls, our impaired ability to produce accurate and timely financial reports could cause our stock price to decline.

As a public company, we are required to maintain a system of effective internal controls over financial reporting. In addition, we are required to evaluate periodically the effectiveness of the design and operation of these internal controls. We will need to hire additional personnel to meet these requirements. We have not begun the process of evaluating or documenting our internal control processes and systems. We cannot assure that we will be successful in these activities.

In connection with the audit of our financial results for 2009, our independent registered public accountants determined that we had significant deficiencies in internal controls relating to our accounting and recordkeeping for stock-based compensation. These significant deficiencies arose from minutes of meetings of the board of directors that did not adequately document the granting of stock options or the terms of stock options granted, the absence of stock option agreements for a number of holders of options, errors in our stock option database and the failure in one case to identify and properly to account for a specific stock-based compensation arrangement in 2004 and subsequent periods. By reason of these inadequate controls and a lack of understanding of the legal issues associated with proper documentation of stock option grants that led to an inappropriate attempt by the employee who was then responsible for stock option administration and documentation to recreate missing documentation, our independent registered public accountants also determined that we had significant deficiencies with respect to corporate governance and qualification of key personnel. In addition, we had deficiencies in our issuances of outstanding equity securities, which included in certain cases our failure to document properly the issuance of stock as evidenced by missing signatures or stock purchase agreements, inadequate stock ledger documentation of transfers and names of record holders or the absence of resolutions of our board of directors and stockholders properly authorizing the issuances of shares.

To remediate these deficiencies, we have taken a number of actions. With respect to outstanding stock issuances we have obtained agreements from all our stockholders except for one confirming the securities they hold. With respect to stock options, we have corrected the identified errors in our stock option database, transferred stock option responsibilities to our finance and legal departments and engaged an outside stock option administration consultant who is training the personnel who we have now put in charge of stock option administration. We also took action in April 2010 to provide the holders of defective stock options with economic benefits equal to the defective stock options. We cannot assure that these actions will entirely remediate these deficiencies or that we will not receive claims in the future from other persons asserting rights to shares of our capital stock or to stock options.

If we do not develop effective controls, we may be unable to produce accurate and timely financial reports and our stock price could decline. Similarly, if we fail to establish and maintain corporate governance standards applicable to companies with publicly traded securities, it could result in loss of investor confidence and a decline in our stock price.

The mortgage industry is heavily regulated and changes in current legislation or new legislation could adversely affect our business.

Changes in the regulations that govern our customers could adversely affect our business.

The U.S. mortgage industry is heavily regulated. Federal and state governments and agencies could enact legislation or other policies that could negatively impact the business of our Encompass users and other Ellie Mae Network participants. Any changes to existing laws or regulations or adoption of new laws or regulations that increase restrictions on the residential mortgage industry may decrease residential mortgage volume or otherwise limit the ability of our Encompass users and Ellie Mae Network participants to operate their businesses, resulting in decreased usage of our solutions.

Changes in current legislation or new legislation may increase our costs by requiring us to update our products and services.

Changes to existing laws or regulations or adoption of new laws or regulations relating to the residential mortgage industry could require us to incur significant costs to update our products and services. For example, our Encompass Compliance Service analyzes mortgage loan data for compliance with consumer protection laws and institutionally mandated compliance policies and must continually be updated to incorporate changes to such laws and policies. Additionally, we substantially updated our Encompass software in 2009 to reflect the changes to the Real Estate Settlement Procedures Act of 1974, as amended, or RESPA, that went into effect on January 1, 2010. The Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, will also cause us to make similar updates to our Encompass software to address, among other things, regulations that protect consumers against unfair, deceptive and abusive practices by lenders. These updates have caused us to incur significant expense, and future updates will likely similarly cause us to incur significant expense.

A failure of our products and services or a failure to appropriately update our products and services to reflect and comply with changes to existing laws or regulations or with new laws or regulations may contribute to violations by our customers of such laws and regulations. We provide a limited warranty for our Encompass Compliance Service, pursuant to which we agree to reimburse customers for losses incurred due to fines, penalties or judgments as a result of a violation of a specific law, rule or regulation tied to an error in the provision of our Encompass Compliance Service. Our typical services agreement with new customers limits our exposure to $2,500 per occurrence. However, with respect to some legacy customers that we inherited from our acquisition of Mavent Holdings Inc., or Mavent, our exposure could be greater. For most customers, our exposure for warranties is limited to an amount equal to the total service fees paid by a customer for base services during a specified period preceding the relevant claim, typically six to 12 months. For a few customers we inherited from Mavent, our liability is a specified dollar amount, which in the aggregate does not exceed approximately $2.0 million. Although we have not historically incurred any claims and maintain professional liability insurance coverage of $5.0 million per occurrence and in the aggregate, to the extent we were to become liable for an amount in excess of such coverage, our business and our reputation would be materially adversely affected.

Potential structural changes in the U.S. residential mortgage industry, in particular recent proposals to diminish the role of Fannie Mae and Freddie Mac, could disrupt the mortgage market and have a material adverse affect on our business.

Fannie Mae and Freddie Mac play a very important role in providing liquidity, stability and affordability in the current U.S. residential mortgage market. In particular, they participate in the secondary mortgage market by purchasing mortgage loans and mortgage-related securities for investment and by issuing guaranteed mortgage-related securities. In February 2011, the Obama administration delivered a report to Congress, which proposed the winding down of Fannie Mae and Freddie Mac and shrinking the federal government’s role in the housing market. This proposal includes the withdrawal of government insurance currently available on certain residential loans and increasing the down payment requirements for borrowers, both of which could reduce mortgage lending volume. The effects of this proposal or any significant structural change to the U.S. residential mortgage industry, if implemented, would cause significant disruption to the mortgage market. If we are unable to react effectively and quickly to changes in the residential mortgage industry, our business could be harmed.

We may be limited in the way in which we market our business or generate revenue by U.S. federal law prohibiting referral fees in real estate transactions; if we are found to be in violation of such laws we would be subject to significant liability.

RESPA generally prohibits the payment or receipt of fees or any other thing of value for the referral of business related to a residential real estate settlement service and prohibits fee shares or splits or unearned fees in connection with the provision of such services. Our Encompass software and services and the Ellie Mae Network were designed with payment methods that are not currently prohibited by the restrictions under RESPA. Nonetheless, RESPA may restrict our ability to enter into marketing and distribution arrangements with third-parties, for existing or newly developed products and services, particularly to the extent that such arrangements may be characterized as involving payments for the referral of residential real estate settlement service business. Additionally, any amendments to RESPA that result in restrictions on our current payment methods, or any determination that our payment methods have been and currently are subject to the restrictions under RESPA, could have a material adverse effect on our business. Finally, if we were found to be in violation of RESPA rules, we would be exposed to significant potential liability that could have a material adverse effect on our reputation and business.

Our failure to protect the confidential information of our Encompass users, our Ellie Mae Network participants and their respective customers could damage our reputation and brand and substantially harm our business.

Certain confidential information relating to certain of our Encompass users, our Ellie Mae Network participants and their respective customers resides on our third-party hosted data center servers and is transmitted over our network. We rely on encryption and authentication technology licensed from third parties to effect secure transmission of confidential information, including personal information and credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology used by us to protect customer transaction data. These servers may also be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems, which could lead to loss of critical data or the unauthorized disclosure of confidential customer data.

The possession and use of personal information in conducting our business subject us to legislative and regulatory burdens that may require notification to customers of a security breach, restrict our use of personal information and hinder our ability to acquire new customers or market to existing customers.

We cannot guarantee that our security measures will prevent security breaches. Any such compromise of our security could damage our reputation and brand and expose us to a risk of loss or litigation and potential liability, which would substantially harm our business and operating results. We may need to expend significant resources to protect against and remedy any potential security breaches and their consequences.

We depend on key and highly skilled personnel to operate our business, and if we are unable to retain our current or hire additional personnel, our ability to develop and successfully market our business could be harmed.

We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, technical, finance, creative and sales and marketing personnel. Moreover, we believe that our future success is highly dependent on the contributions of our named executive officers. All of our officers and other employees are at-will employees, which means they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. In addition, the loss of any key employees or the inability to attract or retain qualified personnel could delay the development and introduction of, and harm our ability to sell, our solutions and harm the market’s perception of us. Competition for qualified personnel is particularly intense in the San Francisco Bay Area, where our headquarters are located. Qualified individuals are in high demand, and we may incur significant costs to attract them. We may be unable to attract and retain suitably qualified individuals who are capable of meeting our growing sales, operational and managerial requirements, or may be required to pay increased compensation in order to do so. If we are unable to attract and retain the qualified personnel we need to succeed, our business will suffer.

Volatility or lack of performance in our stock price may also affect our ability to attract and retain our key employees. Our named executive officers have become, or will soon become, vested in a substantial amount of stock options. Employees may be more likely to leave us if the shares they own or the shares underlying their vested options have significantly appreciated in value relative to the original purchase prices of the shares or the exercise prices of the vested options, or if the exercise prices of the options that they hold are significantly above the market price of our common stock. If we are unable to retain our named executive officers or other key employees, our business will be harmed.

Growth may place significant demands on our management and our infrastructure.

Our growth has placed and may continue to place significant demands on our management and our operational and financial infrastructure. As our operations grow in size, scope and complexity, we will need to improve and upgrade our systems and infrastructure to offer an increasing number of customers enhanced solutions, features and functionality. The expansion of our systems and infrastructure will require us to commit substantial financial, operational and technical resources in advance of an increase in the volume of business, with no assurance that the volume of business will increase. Continued growth could also strain our ability to maintain reliable service levels for our customers, develop and improve our operational, financial and management controls, enhance our reporting systems and procedures and recruit, train and retain highly skilled personnel.

Managing our growth will require significant expenditures and allocation of valuable management resources. If we fail to achieve the necessary level of efficiency in our organization as it grows, our business would be harmed.

We operate in a highly competitive market, which could make it difficult for us to attract and retain Encompass users and Ellie Mae Network participants.

The mortgage origination software market is highly competitive. There are many software providers, such as Calyx Technology, Inc., Byte Software Inc., Del Mar DataTrac, Inc., PCLender.com and Harland Financial Solutions, that compete with us by offering loan origination software to mortgage originators. Some software providers, including Calyx Technology, Inc., also provide connectivity between their software users and lenders and service providers. Other connectivity alternatives are provided by vendors such as MGIC Investment Corporation and RealEC Technologies. We also compete with compliance and document preparation service providers that are much larger and more established than us. There is vigorous competition among providers of these services and we may not succeed in convincing potential customers, which use other services, to switch to our services. Many service providers connect directly to mortgage originators without using any loan origination software. Some of our competitors also offer services on a closed loan basis, which could adversely impact the effectiveness of our success-based pricing strategy for increasing the number of Encompass SaaS customers. If we are unsuccessful in competing effectively by providing attractive functionality, customer service or value, we could lose existing Encompass users to our competitors and our ability to attract new Encompass users could be harmed.

We only offer our Encompass services to Encompass users. There are many other service providers that offer our Encompass users competing services, including borrower-facing websites, document preparation services, compliance services and electronic document management. We may be unsuccessful in continuing to differentiate our Encompass service offerings to the extent necessary to effectively compete in some or all of these markets.

        The Ellie Mae Network is only available to mortgage originators using Encompass software. The principal alternative to the use of the Ellie Mae Network by Encompass users remains traditional methods of exchanging data and documents among mortgage industry participants by e-mail, facsimile, phone, courier and mail. In addition, mortgage originators use standalone web browsers to go individually to each investor, lender or service provider’s website and then manually upload loan data or enter information into the website. Mortgage originators may continue to use these methods due to habit, personal business relationships or otherwise. The success of the Ellie Mae Network depends on our ability to achieve and offer access to both the critical mass of investors, lenders and service providers necessary to attract and retain mortgage originators on the Ellie Mae Network and the critical mass of active mortgage originators necessary to attract and retain investors, lenders and service providers on our network.

Many of our actual and potential competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we do and, as a result, these companies may be able to respond more quickly to changes in regulations, new technologies or customer demands, or devote greater resources to the development, promotion and sale of their software and services than we can. We expect the mortgage origination market to continue to attract new competitors and there can be no assurance that we will be able to compete successfully against current or future competitors, or that competitive pressures we face will not materially adversely affect our business.

System interruptions that impair access to the Ellie Mae Network or our hosted Encompass software could damage our reputation and brand and substantially harm our business.

The satisfactory performance, reliability and availability of the Ellie Mae Network, our hosted Encompass software, website and network infrastructure are critical to our reputation and our ability to attract and retain Ellie Mae Network participants and Encompass software users. Any systems interruption that results in the unavailability of our network or impairs access to Ellie Mae Network participants connected to our network could result in negative publicity, damage our reputation and brand and cause our business and operating results to suffer.

We may experience temporary system interruptions, either to the Ellie Mae Network or to our Encompass software hosting locations, for a variety of reasons, including network failures, power failures, software errors or an overwhelming number of Ellie Mae Network participants and Encompass software users trying to access our network during periods of strong demand. In addition, our two primary data centers, located in Santa Clara, California and Chicago, Illinois, are hosted by a third-party service provider over which we have little control. We depend on this third-party service provider to provide continuous and uninterrupted access to the Ellie Mae Network and our hosted Encompass software. If for any reason our relationship with this third-party were to end, it would require a significant amount of time to transition the hosting of our data centers to a new third-party service provider.

Because we are dependent on third-parties for the implementation and maintenance of certain aspects of our systems and because some of the causes of system interruptions may be outside of our control, we may not be able to remedy such interruptions in a timely manner, if at all. As we rely heavily on our servers, computer and communications systems and the Internet to conduct our business, any system disruptions could negatively impact our ability to run our business and either directly or indirectly disrupt our customers’ businesses, which could have an adverse effect on our business.

Failure to adapt to technological changes may render our technology obsolete or decrease the attractiveness of our solutions to our customers.

If new industry standards and practices emerge, or if competitors introduce new solutions embodying new services or technologies, our Encompass software and the Ellie Mae Network technology may become obsolete. Our future success will depend on our ability to:

•	enhance our existing solutions;

•	develop and potentially license new solutions and technologies that address the needs of our prospective customers; and

•	respond to changes in industry standards and practices on a cost-effective and timely basis.

We must continue to enhance the features and functionality of our Encompass software and the Ellie Mae Network. The effective performance, reliability and availability of our Encompass software and the Ellie Mae Network infrastructure are critical to our reputation and our ability to attract and retain Encompass users and Ellie Mae Network participants. If we do not continue to make investments in product development and, as a result, or due to other reasons, fail to attract new and retain existing mortgage originators, lenders, investors and service providers, we may lose existing Ellie Mae Network participants, which could significantly decrease the value of the Ellie Mae Network to all participants.

Failure to adequately protect our intellectual property could harm our business.

The protection of our intellectual property rights, including our proprietary Encompass software and Ellie Mae Network technology, is crucial to the success of our business. We rely on a combination of patent, copyright, trademark and trade secret law and contractual restrictions to protect our intellectual property. Our present and future patents may provide only limited protection for our technology and may not be sufficient to provide competitive advantage to us. Furthermore, we cannot assure you that any patents will be issued to us as a result of our patent applications. We also rely in part on confidentiality and invention assignment agreements with our employees, independent contractors and consultants. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our Ellie Mae Network and Encompass software features and functionality or obtain and use information that we consider proprietary. Policing our proprietary rights is difficult and may not always be effective.

We have registered “Ellie Mae” and “Encompass” and certain of our other trademarks as trademarks in the United States. Competitors may adopt service names similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the terms Ellie Mae, Encompass or our other trademarks.

Litigation or proceedings before the U.S. Patent and Trademark Office or other governmental authorities and administrative bodies in the United States and abroad may be necessary in the future to enforce our intellectual property rights, protect our patent and copyright rights, trade secrets and domain names and determine the validity and scope of the proprietary rights of others. Our efforts to enforce or protect our proprietary rights may be ineffective and could result in substantial costs and diversion of resources and could harm our business.

Assertions that we infringe third-party intellectual property rights could result in significant costs and substantially harm our business.

Other parties have asserted, and may in the future assert, that we have infringed their intellectual property rights. For example, on March 25, 2011, we were named a defendant in a patent infringement lawsuit filed by Industry Access Incorporated alleging that our Encompass 360 loan management software system and related operations infringes a single patent. In addition, we generally agree to indemnify our customers against legal claims that our software products infringe intellectual property rights of third parties and, in the event of an infringement, to modify or replace the infringing product or, if those options are not reasonably possible, to refund the cost of the software, as pro-rated over a period of years. We cannot predict whether assertions of third-party intellectual property rights or claims arising from such assertions will substantially harm our business and operating results. If we are forced to defend against any infringement claims, whether they are with or without merit or are determined in our favor, we may face costly litigation and diversion of technical and management personnel. Furthermore, an adverse outcome of a dispute may require us to: pay damages, potentially including treble damages and attorneys’ fees if the infringement were found to be willful; cease providing solutions that allegedly incorporate the intellectual property of others; expend additional development resources to redesign or reengineer our solutions and products, if feasible; and enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies. We cannot be certain of the outcome of any litigation. Any royalty or licensing agreement, if required, may not be available to us on acceptable terms or at all. Our failure to obtain the necessary licenses or other rights could prevent the sale or distribution of some of our products and services and, therefore, could have a material adverse effect on our business.

Current or future litigation could substantially harm our business.

We have been and continue to be involved in legal proceedings, claims and other litigation. For example, we are currently a defendant in litigation initiated by DocMagic Inc., which alleges, among other claims, that we had engaged in monopolization and/or attempted monopolization, intentional interference with contractual relationship, interference with prospective economic advantage, unfair competition and breach of contract. In addition, we are currently involved in defending against other lawsuits alleging, among other claims, breach of contract, tortious interference with business relationship, unfair trade practices, defamation and negligence. See “Legal Proceedings” above. Furthermore, we are also subject to various other legal proceedings and claims arising out of the ordinary course of business. While we do not expect the outcome of any such pending litigation to have a material adverse effect on our financial position, litigation is unpredictable and excessive verdicts, both in the form of monetary damages and injunctions, could occur. In the future, litigation could result in substantial costs and diversion of resources and we could incur judgments or enter into settlements of claims that could have a material adverse effect on our business.

If one or more U.S. states or local jurisdictions successfully assert that we should have collected or in the future should collect additional sales or use taxes on our fees, we could be subject to additional liability with respect to past or future sales, and the results of our operations could be adversely affected.

We do not collect state and local sales and use taxes in all jurisdictions in which our customers are located, based on our belief that such taxes are not applicable. Sales and use tax laws and rates vary by jurisdiction and such laws are subject to interpretation. Jurisdictions in which we do not collect sales and use taxes may assert that such taxes are applicable, which could result in the assessment of such taxes, interest and penalties, and we could be required to collect such taxes in the future. This additional sales and use tax liability could adversely affect the results of our operations.

Our business is subject to the risks of earthquakes, fires, floods and other natural catastrophic events and to interruption by man-made problems such as terrorism.

Our systems and operations are vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war and similar events. For example, a significant natural disaster, such as an earthquake, fire or flood, could have a material adverse impact on our business, operating results and financial condition, and our insurance coverage may be insufficient to compensate us for losses that may occur. Our corporate offices and one of the facilities we lease to house our computer and telecommunications equipment are located in the San Francisco Bay Area, a region known for seismic activity. In addition, acts of terrorism, which may be targeted at metropolitan areas which have higher population density than rural areas, could cause disruptions in our or our customers’ businesses or the economy as a whole. We may not have sufficient protection or recovery plans in certain circumstances, such as natural disasters affecting the San Francisco Bay Area, and our business interruption insurance may be insufficient to compensate us for losses that may occur.

Future acquisitions could disrupt our business, harm our financial condition and operating results or dilute, or adversely affect the price of, our common stock.

Our success will depend, in part, on our ability to expand our solutions and services and grow our business in response to changing technologies, customer demands and competitive pressures. In some circumstances, we may pursue growth through the acquisition of complementary businesses, solutions or technologies rather than through internal development. For example, in September 2008 we acquired the assets of ODI to enhance our Encompass Closer document preparation services, in December 2009 we acquired Mavent to add automated regulatory compliance to our services offerings and in January 2011 we acquired and began integrating assets from MPS to introduce our Encompass Product and Pricing Service, which allows Encompass users to compare loan pricing from multiple lending sources. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to complete identified acquisitions successfully. Even if we successfully complete an acquisition, we may not be able to assimilate and integrate effectively the acquired business, technologies, solutions, assets, personnel or operations, particularly if key personnel of an acquired company decide not to work for us. In addition, we may issue equity securities to complete an acquisition, which would dilute our stockholders’ ownership and could adversely affect the price of our common stock.

We incur increased costs as a result of being a public company, which may strain our resources and adversely affect our operating results and financial condition.

As a public company, we incur significant accounting, legal and other expenses that we did not incur as a private company. We incur costs associated with our public company reporting requirements, since we are subject to the requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, the NYSE Amex LLC and other rules and regulations. We expect these rules and regulations will continue to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. Furthermore, these laws and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

Our stock price is volatile and purchasers of our common stock could incur substantial losses.

The trading price of our common stock may be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, these factors include:

•	our operating performance and the operating performance of similar companies;

•	the overall performance of the equity markets;

•	the number of shares of our common stock publicly owned and available for trading;

•	threatened or actual litigation;

•	changes in laws or regulations relating to our solutions;

•	any major change in our board of directors or management;

•	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;

•	large volumes of sales of our shares of common stock by existing stockholders; and

•	general political and economic conditions.

In addition, the stock market in general has experienced extreme price and volume fluctuations. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. This litigation, if instituted against us, could result in very substantial costs, divert our management’s attention and resources and harm our business.

Our directors, executive officers and principal stockholders have substantial control over us and could delay or prevent a change in corporate control.

Our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially own approximately 39% of our outstanding common stock. As a result, these stockholders, acting together, have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

•	delaying, deferring or preventing a change in corporate control;

•	impeding a merger, consolidation, takeover or other business combination involving us; and

•	discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of us.

Future sales of shares of our common stock by existing stockholders could depress the price of our common stock.

As of April 20, 2011, we had 20,646,717 shares of common stock outstanding. Of these shares, 12,201,553 shares are currently subject to contractual lock-up agreements entered into by certain of our stockholders with the underwriters in connection with the IPO and will become eligible for sale in the public market on October 12, 2011, subject to extension or reduction and, for shares held by our directors, executive officers and other affiliates, compliance with Rule 144 of the Securities Act. The representative of the underwriters in our IPO may, in its sole discretion, permit our officers, directors, employees and other stockholders currently subject to the lock-up agreements to sell shares prior to the expiration of the lock-up agreements. In addition, 3,525,962 shares subject to outstanding options, as of April 20, 2011, 133,333 shares issuable upon the exercise of outstanding warrants, as of April 20, 2011, and 3,892,351 shares reserved for future issuance under our equity incentive plans, as of April 20, 2011, will become eligible for sale in the public market, subject to certain legal and contractual limitations. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the price of our common stock could decline substantially.

Future issuances of equity or convertible debt securities to raise capital could have a dilutive effect on our existing stockholders’ percentage ownership of us.

If we raise additional capital through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution in their percentage ownership of us. Moreover, any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. Securities and industry analysts do not currently, and may never, publish research on our company. If no securities or industry analysts commence coverage of our company, the trading price for our stock would likely be negatively impacted. In the event securities or industry analysts initiate coverage, if one or more of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

Certain provisions in our charter documents and Delaware law could discourage takeover attempts and lead to management entrenchment.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could have the effect of delaying or preventing changes in control or changes in our board of directors. These provisions include:

•	a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;

•	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•

the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•

the ability of our board of directors to determine to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

•

the requirement that a special meeting of stockholders may be called only by the chairman of the board of directors, the chief executive officer, the president or the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and

•

advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

We are also subject to certain anti-takeover provisions under Delaware law. Under Delaware law, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

During the three months ended March 31, 2011, we made sales of the following unregistered securities:

1.	On March 7, 2011, we issued and sold 25,000 shares of common stock to our chief executive officer at a purchase price of $3.66 per share upon his exercising a stock purchase right pursuant to that short-term purchase right agreement dated April 29, 2010.

2.	On March 1, 2011, we issued and sold 5,000 shares of common stock to our chief technology officer at a purchase price of $3.66 per share upon his exercising a stock purchase right pursuant to that short-term purchase right agreement dated April 29, 2010.

3.	We issued and sold an aggregate of 29,163 shares of our common stock to employees, consultants and directors at $3.75 per share pursuant to exercises of stock options granted under the Amended and Restated 1999 Stock Option and Incentive Plan and the Amended and Restated 2009 Stock Option and Incentive Plan.

4.	We issued and sold an aggregate of 36,131 shares of our common stock to three investors at a price of $3.00 per share and one investor at a price of $7.17 per share pursuant to an exercise of warrants.

The sales of the above securities in items 1, 2 and 4 were deemed to be exempt from registration under the Securities Act as sales to accredited investors in reliance upon Section 4(2) of the Securities Act. The sales of the above securities in item 3 were deemed to be exempt from registration under the Securities Act in reliance upon Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about our company.

Use of Proceeds from the Sale of Registered Securities

On April 14, 2011, the SEC declared effective our registration statement on Form S-1 (File No. 333-166438), as amended, filed in connection with the IPO. Pursuant to the registration statement, we registered the offer and sale of 8,625,000 shares of our common stock at a public offering price of $6.00 per share, consisting of the sale by us of 5,000,000 shares of common stock for an aggregate offering price of approximately $30.0 million, the associated sale of 2,500,000 shares of common stock by selling stockholders for an aggregate offering price of approximately $15.0 million, and the sale of up to an additional 1,125,000 shares of common stock by selling stockholders pursuant to the underwriters’ over-allotment option. We sold and issued 5,000,000 shares of our common stock for an aggregate offering price of $30.0 million, and the selling stockholders sold 3,443,562 shares of common stock, including 943,562 shares pursuant to the underwriters’ over-allotment option, for an aggregate offering price of approximately $20.7 million. We did not receive any proceeds from the sale of shares sold by the selling stockholders. The 30-day overallotment option period with respect to the remaining 181,438 shares will expire on May 14, 2011. The managing underwriter of the IPO was Barclays Capital Inc. After deducting underwriting discounts, commissions and offering expenses paid or payable by us of approximately $8.6 million, the net proceeds to us from the IPO were approximately $21.4 million. No offering expenses were paid or are payable, directly or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities or to any of our affiliates.

The net proceeds from the IPO have been invested in short-term, investment-grade interest-bearing securities such as money market accounts, certificates of deposit, commercial paper and guaranteed obligations of the U.S. government. There has been no material change in the expected use of the net proceeds from the IPO as described in our registration statement on Form S-1.

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4—REMOVED AND RESERVED

ITEM 5—OTHER INFORMATION

None

ITEM 6—EXHIBITS

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation of Ellie Mae, Inc. (filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2011, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Ellie Mae, Inc. (filed as Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2011, and incorporated herein by reference).

10.1	Amendment Number Three to Portal/LOS Link Agreement, by and between CoreLogic Information Solutions, Inc. and Ellie Mae, Inc., dated as of January 25, 2011. (filed as Exhibit 10.26 to Amendment No. 4 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the Securities and Exchange Commission on March 15, 2011, and incorporated herein by reference)

10.2	Ellie Mae, Inc. 2011 Equity Incentive Award Plan (filed as Exhibit 10.27 to Amendment No. 4 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the Securities and Exchange Commission on March 15, 2011, and incorporated herein by reference).

10.3	Ellie Mae, Inc. Employee Stock Purchase Plan (filed as Exhibit 10.28 to Amendment No. 4 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the Securities and Exchange Commission on March 15, 2011, and incorporated herein by reference).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELLIE MAE, INC.

Date: May 13, 2011	By:	/s/ Edgar Luce
Edgar Luce
Executive Vice President, Finance and Administration and Chief Financial Officer
(Principal Financial and Accounting Officer and duly authorized signatory)

INDEX TO EXHIBITS

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation of Ellie Mae, Inc. (filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2011, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Ellie Mae, Inc. (filed as Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2011, and incorporated herein by reference).

10.1	Amendment Number Three to Portal/LOS Link Agreement, by and between CoreLogic Information Solutions, Inc. and Ellie Mae, Inc., dated as of January 25, 2011. (filed as Exhibit 10.26 to Amendment No. 4 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the Securities and Exchange Commission on March 15, 2011, and incorporated herein by reference)

10.2	Ellie Mae, Inc. 2011 Equity Incentive Award Plan (filed as Exhibit 10.27 to Amendment No. 4 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the Securities and Exchange Commission on March 15, 2011, and incorporated herein by reference).

10.3	Ellie Mae, Inc. Employee Stock Purchase Plan (filed as Exhibit 10.28 to Amendment No. 4 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the Securities and Exchange Commission on March 15, 2011, and incorporated herein by reference).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.