Form 10-Q
period 2011-06-30
ELLIE MAE INC
filed 2011-08-10
CIK 1122388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:

As of July 29, 2011:

Class	Number of Shares
Common Stock, $0.0001 par value	20,689,893

PART I—FINANCIAL INFORMATION

ITEM 1—CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Ellie Mae, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2011	December 31, 2010
	(in thousands, except share and per share amounts)
Assets
Current assets
Cash and cash equivalents	$35,137	$14,349
Short-term investments	2,446	2,556
Accounts receivable, net of allowances for doubtful accounts of $26 and $48, as of June 30, 2011 and December 31, 2010, respectively	4,817	4,243
Prepaid expenses and other	1,026	665
Deferred offering costs	0	4,667

Total current assets	43,426	26,480
Property and equipment, net	5,038	2,710
Deposits and other assets	108	632
Notes receivable	1,018	1,000
Other intangibles, net	939	613
Goodwill	31,965	31,521

Total assets	$82,494	$62,956

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$2,501	$3,756
Accrued and other current liabilities	3,203	3,442
Deferred revenue	2,897	3,188
Deferred rent	203	192
Leases payable	12	114

Total current liabilities	8,816	10,692
Deferred revenue, net of current portion	212	137
Deferred rent, net of current portion	707	813
Other long term liabilities	350	467

Total liabilities	10,085	12,109

Commitments and contingencies (Note 8)
Redeemable convertible preferred stock, $0.0001 par value per share; 10,000,000 and 14,323,714 authorized shares, 0 and 11,770,472 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	0	82,672

Stockholders’ equity (deficit):
Common stock, $0.0001 par value per share; 140,000,000 and 21,666,666 authorized shares, 20,689,893 and 3,629,662 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	2	0

Additional paid-in capital	114,022	8,951
Accumulated deficit	(41,615)	(40,776)

Total stockholders’ equity (deficit)	72,409	(31,825)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$82,494	$62,956

See accompanying notes to these condensed consolidated financial statements.

Ellie Mae, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended June 30		Six months ended June 30
	2011	2010	2011	2010
	(in thousands, except share and per share amounts)
Revenues	$11,464	$9,763	$22,067	$18,642
Cost of revenues	3,512	3,087	6,875	6,162

Gross profit	7,952	6,676	15,192	12,480
Operating expenses
Sales and marketing	2,497	2,305	4,948	4,659
Research and development	2,606	2,631	5,410	5,259
General and administrative	2,922	3,067	5,727	5,513

Total operating expenses	8,025	8,003	16,085	15,431
Loss from operations	(73)	(1,327)	(893)	(2,951)
Other income, net	47	29	79	61

Loss before income taxes	(26)	(1,298)	(814)	(2,890)
Income tax provision	14	5	25	16

Net loss	$(40)	$(1,303)	$(839)	$(2,906)

Net loss per share of common stock:
Basic	$(0.00)	$(0.38)	$(0.08)	$(0.85)

Diluted	$(0.00)	$(0.38)	$(0.08)	$(0.85)

Weighted average common shares used in computing net loss per share of common stock:
Basic	17,137,819	3,469,777	10,412,469	3,400,314

Diluted	17,137,819	3,469,777	10,412,469	3,400,314

See accompanying notes to these condensed consolidated financial statements.

Ellie Mae, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
	2011	2010
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(839)	$(2,906)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	838	905
Provision for uncollectible accounts receivable	295	249
Amortization of intangible assets	223	185
Stock based compensation	757	1,194
Changes in operating assets and liabilities:
Accounts receivable	(869)	(738)
Prepaid expenses and other	(361)	31
Deposits and other assets	530	5
Accounts payable	745	(98)
Accrued and other liabilities	(313)	199
Deferred revenue	(216)	(390)
Deferred rent	(95)	(366)

Net cash provided by (used in) operating activities	695	(1,730)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(2,882)	(1,059)
Purchase of short-term investments	(3,667)	(6,526)
Acquisition, net of cash acquired	(1,000)	0
Sale of short-term investments	3,777	7,572
Issuance of note receivable	(18)	0

Net cash used in investing activities	(3,790)	(13)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering net of issuance costs	23,667	0
Deferred offering costs	0	(889)
Payment of capital lease obligations	(102)	(194)
Proceeds from issuance of common stock	318	821

Net cash provided by (used in) financing activities	23,883	(262)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	20,788	(2,005)
CASH AND CASH EQUIVALENTS, Beginning of period	14,349	11,491

CASH AND CASH EQUIVALENTS, End of period	$35,137	$9,486

Supplemental disclosure of non-cash investing and financing activities:
Fixed asset purchases not yet paid	$310	$130
Deferred offering costs not yet paid	$657	$2,381
Conversion of preferred stock to common stock	$82,670	$0

See accompanying notes to these condensed consolidated financial statements.

Ellie Mae, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—The Company

Ellie Mae, Inc. (the “Company” or “Ellie Mae”) was originally incorporated in California in August 1997 and reincorporated in Delaware in November 2009. The Company hosts one of the largest electronic mortgage origination networks in the United States. The Company’s network and the technology-enabled solutions help streamline and automate the mortgage origination process, increasing efficiency, facilitating regulatory compliance and reducing documentation errors for network participants.

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

On April 20, 2011, the Company consummated an initial public offering of its common stock (the “IPO”). The Company sold 5,000,000 newly issued shares of common stock, par value $0.0001 per share, at a price of $6.00 per share in its IPO. The Company received net proceeds from the IPO of approximately $21.3 million after deducting underwriting discounts and commissions of $2.1 million and offering expenses of $6.6 million. Immediately prior to the consummation of the IPO on April 20, 2011, the Company effected the conversion of all of its 11,770,472 shares of outstanding redeemable convertible preferred stock into shares of common stock on a 1-for-1 basis.

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

NOTE 2—Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) for interim financial information and Article 10 of Regulation S-X issued by the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, and cash flows. The results of operations for the three months and six months ended June 30, 2011 are not necessarily indicative of results that may be expected for the year ending December 31, 2011 or any other period. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto included in Company’s final prospectus, dated April 14, 2011, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, in connection with the IPO (File No. 333-166438).

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. The

Company’s management regularly assesses these estimates which primarily affect revenue recognition, the valuation of accounts and notes receivables, intangible assets and goodwill arising from business acquisitions, common stock, stock options and the valuation allowances associated with deferred tax assets. Actual results could differ from those estimates, and such differences may be material to the condensed consolidated financial statements.

Certain reclassifications have been made to prior period amounts to conform to current period presentation. Such reclassifications have no effect on net income as previously reported.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Ellie Mae, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

Concentration of Credit Risk

The Company’s cash and cash equivalents are deposited with major financial institutions in the United States. At times, such deposits may be in excess of insured limits. Management believes that the Company’s investments in cash equivalents are financially sound and have minimal credit risk. The Company’s accounts receivable are derived from revenue earned from customers located in the United States. The Company had no customers that represented 10% or more of revenues for the three and six months ended June 30, 2011 and 2010. No customer represented more than 10% of accounts receivable as of June 30, 2011 or December 31, 2010.

Deferred Offering Costs

Deferred offering costs consisted primarily of professional and registration fees directly related to the Company’s IPO. Deferred offering costs of $6.6 million have been offset against the proceeds of the IPO consummated in April 2011.

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

Website Development Costs

The Company expenses costs related to the planning and post implementation phases of its website development efforts. For the three and six months ended June 30, 2011 and 2010, direct costs incurred in the development phase have not been material and, as a result, any development phase costs have been expensed to cost of revenues as incurred. Costs associated with minor enhancements and maintenance for the website are included in cost of revenues in the accompanying condensed consolidated statements of operations.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and are depreciated on a straight-line basis over their estimated useful lives, which is generally three years. Leasehold improvements and assets acquired under capital leases are amortized over the shorter of the asset’s useful life or term of the lease.

Business Combinations

Under ASC 805, Business Combinations, the Company recognizes contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value reflected in earnings, recognizes preacquisition loss and gain contingencies at their acquisition-date fair values (with certain exceptions), capitalizes in-process research and development assets, expenses acquisition-related transaction costs as incurred, and limits the capitalization of acquisition-related restructuring as of the acquisition date. In addition, changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period are recognized in earnings rather than as an adjustment to the cost of acquisition.

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

Effective January 1, 2011, the Company adopted Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to ASC Topic 605, Revenue Recognition) (“ASU 2009-13”). The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. The Company adopted this new standard on a prospective basis; therefore, it applies only to revenue arrangements entered into or materially modified beginning January 1, 2011. For revenue arrangements that were entered into or materially modified after the adoption of this standard, implementation of this new authoritative guidance has not had a significant impact on the Company’s reported revenue in the three and six months ended June 30, 2011 as compared to revenue if the related arrangements entered into or modified after the effective date were subject to the accounting requirements in effect during the prior year periods. The Company does not expect the adoption of this new accounting standard will have significant impact on its revenue recognition in the future.

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

Warranties and Indemnification

The Company provides a warranty for its software products and services to its customers and accounts for its warranties as a contingent liability. The Company’s products are generally warranted to perform substantially as described in the associated product documentation for a period of 90 days. The Company’s services are generally warranted to be performed consistent with industry standards for a period of 90 days from delivery. If there is a failure of such warranties, the Company generally is obligated to correct the product or service to conform to the warranty provision or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. With respect to Encompass Compliance Service, the Company provides a limited warranty, which limits its liability to the reimbursement for losses incurred by a customer due to fines, penalties or judgments imposed or levied upon a customer as a result of a violation of a specific law, rule or regulation resulting from an error in the provision of the Company’s Encompass Compliance Service. The Company’s maximum exposure is limited under its services agreements to the greater of the total service fees paid by a customer for such services during the specified period preceding the relevant claim, typically six to 12 months, or a specified dollar amount ranging from $1.0 million to $5.0 million. The Company has not historically incurred any claims and maintains a total of $5.0 million in professional liability insurance coverage. The Company has not provided for a warranty accrual as of June 30, 2011 or December 31, 2010. To date, the Company’s product warranty expense has not been significant.

The Company generally agrees to indemnify its customers against legal claims that the Company’s software products infringe certain third-party intellectual property rights and accounts for its indemnification obligations as a contingent liability. In the event of such a claim, the Company is obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of an infringement, the Company agrees to modify or replace the infringing product, or, if those options are not reasonably possible, to refund the cost of the software, as pro-rated over a period of years. To date, the Company has not been required to make any payment resulting from infringement claims asserted against its customers. As such, the Company has not recorded a liability for infringement costs as of June 30, 2011 or December 31, 2010.

The Company has obligations under certain circumstances to indemnify each member of the Company’s board of directors against judgments, fines, settlements and expenses related to claims against such directors and otherwise to the fullest extent permitted under Delaware law and the Company’s bylaws and certificate of incorporation.

Cost of Revenues

The Company’s cost of revenues consists primarily of salaries, benefits and related costs for operations and customer support personnel (including stock-based compensation), allocated facilities costs, expenses for document preparation and compliance services, depreciation on computer equipment used in supporting the Ellie Mae Network, the Company’s Encompass SaaS and CenterWise offerings, amortization of acquired intangible assets directly involved in revenue producing activities and professional services associated with implementation of software.

Research and Development Costs

Research and development costs are expensed as incurred.

Advertising Expenses

The Company expenses advertising costs as incurred. Advertising expenses for the three months ended June 30, 2011 and 2010 were $135,000 and $74,000, respectively. Advertising expenses for the six months ended June 30, 2011 and 2010 were $182,000 and $87,000, respectively.

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

All stock option awards to non-employees are accounted for at the fair value of the consideration received or the fair value of the equity instrument issued, as calculated using the Black-Scholes option-pricing model. The measurement of stock-based compensation for non-employees is subject to periodic adjustments as the options vest, and the expense is recognized over the period services are rendered.

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

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss), specifically unrealized gains (losses) on short-term investments, which were insignificant for the three and six months ended June 30, 2011 and 2010. As a result, comprehensive income (loss) is equivalent to net income (loss) for all periods presented.

Geographical Information

The Company is domiciled in the United States and had no international operations or sales to customers outside of the United States for the three and six months ended June 30, 2011 and 2010.

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

The components of net loss per share of common stock were as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands, except share and per share amounts)
Net loss	$(40)	$(1,303)	$(839)	$(2,906)

Basic shares:
Weighted average common shares outstanding	17,137,819	3,469,777	10,412,469	3,400,314

Diluted shares:
Weighted average shares used to compute basic net loss per share	17,137,819	3,469,777	10,412,469	3,400,314
Effect of potentially dilutive securities:
Warrants to purchase common stock , employee stock options and convertible preferred stock	0	0	0	0

Weighted average shares used to compute diluted net loss per share	17,137,819	3,469,777	10,412,469	3,400,314

Net loss per share:
Basic and diluted	$(0.00)	$(0.38)	$(0.08)	$(0.85)

The following potential common shares were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Warrants to purchase common stock	41,667	379,590	175,134	390,450
Employee stock options and awards	3,254,821	2,576,232	3,225,240	2,642,940
Convertible preferred stock	2,457,571	11,770,472	7,088,295	11,770,472

	5,754,059	14,726,294	10,488,669	14,803,862

Performance-based awards are included in the diluted shares outstanding each period if established performance criteria have been met at the end of the respective periods. However, if none of the required performance criteria have been met for such awards then the Company excludes the shares of such awards from its diluted shares outstanding. Accordingly, weighted average shares of 583,333 have also been excluded from the dilutive shares outstanding for each of the three and six months ended June 30, 2011 and 2010, respectively.

All of the redeemable convertible preferred stock automatically converted to common stock on a 1-for-1 basis in connection with the consummation of the IPO. For the three and six months ended June 30, 2010 and 2011, amounts presented in the table above are the weighted average shares of common stock underlying outstanding shares of redeemable convertible preferred stock.

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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis at June 30, 2011 and December 31, 2010, according to the valuation techniques the Company used to determine their values (in thousands):

		Fair Value Measurements Using Inputs Considered as
	Fair Value at June 30, 2011	Level 1	Level 2	Level 3
Money market funds	$33,711	$33,711	$0	$0
U.S. government and governmental agency obligations	3,380	0	3,380	0

	$37,091	$33,711	$3,380	$0

		Fair Value Measurements Using Inputs Considered as
	Fair Value at December 31, 2010	Level 1	Level 2	Level 3
Money market funds	$9,902	$9,902	$0	$0
U.S. government and governmental agency obligations	4,102	0	4,102	0

	$14,004	$9,902	$4,102	$0

As of June 30, 2011 and December 31, 2010, the Company did not have any assets or liabilities that were valued using Level 3 inputs.

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

The carrying amounts and estimated fair value of cash and cash equivalents and short-term investments consisted of the following as of June 30, 2011 and December 31, 2010:

	June 30, 2011
	Amortized Cost	Unrealized Gains (Losses)	Carrying or Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$492	$0	$492
Money market funds	33,711	0	33,711
U.S. government notes	934	0	934

	$35,137	$0	$35,137

Short-term investments:
U.S. government agencies	$2,446	$0	$2,446

	December 31, 2010
	Amortized Cost	Unrealized Gains (Losses)	Carrying or Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$2,901	$0	$2,901
Money market funds	9,902	0	9,902
U.S. government agencies	1,546	0	1,546

	$14,349	$0	$14,349

Short-term investments
U.S. government agencies	$2,556	$0	$2,556

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

Developed technology, customer lists and contracts will be amortized over a period of 5 years, 5 years and 1year, respectively.

NOTE 6—Other Intangibles

As of June 30, 2011 and December 31, 2010, other intangibles, net, consisted of the following:

	June 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
	(in thousands)
Developed technology	$3,292	$(2,827)	$465
Tradenames	1,376	(1,361)	15
Customer lists and contracts	3,792	(3,333)	459

	$8,460	$(7,521)	$939

	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
	(in thousands)
Developed technology	$3,082	$(2,714)	$368
Tradenames	1,376	(1,356)	20
Customer lists and contracts	3,453	(3,228)	225

	$7,911	$(7,298)	$613

During the three months ended June 30, 2011 and 2010, the Company recorded amortization of other intangible assets of $98,000 and $93,000, respectively, which is included as a component of cost of revenues. During the six months ended June 30, 2011 and 2010, the Company recorded amortization of other intangible assets of $223,000 and $185,000, respectively,

Minimum future amortization expense for other intangible assets at June 30, 2011 was as follows (in thousands):

2011 (remaining six months)	$193
2012	355
2013	161
2014	125
2015	105

$939

NOTE 7—Goodwill

The changes in the carrying value of goodwill for the six months ended June 30, 2011 were as follows (in thousands):

Balance at December 31, 2010	$31,521
Addition: MPS Acquisition	444

Balance at June 30, 2011	$31,965

NOTE 8—Commitments and Contingencies

Leases

As of June 30, 2011, the Company leased three facilities under operating lease arrangements. The leases expire on December 31, 2011, January 31, 2012 and April 29, 2015. Certain leases contain escalation clauses calling for increased rents. Rent expense was $212,000 and $200,000, for the three months ended June 30, 2011 and 2010, respectively and $421,000 and $414,000, for the six months ended June 30, 2011 and 2010, respectively. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.

Legal Proceedings

On August 28, 2009, DocMagic Inc., “DocMagic”, filed a lawsuit against Ellie Mae in the U.S. District Court for the Northern District of California (DocMagic, Inc. v. Ellie Mae, Inc., Case No. 3:09-CV-4017), which is refered to in this report as the Federal Action, alleging that the Company had engaged in monopolization and/or attempted monopolization of an alleged product market composed of

“internet portal[s] providing electronic linkages for mortgage loan closing document preparation services,” and that it is subject to liability for related state court claims for intentional interference with contractual relationship, interference with prospective economic advantage and unfair competition. DocMagic’s claims relate to the August 2009 expiration of a September 2006 Electronic Bridge Agreement pursuant to which DocMagic had been a vendor on the Ellie Mae Network. In addition, DocMagic filed a separate lawsuit against Ellie Mae in the Superior Court of California for the City and County of San Francisco (DocMagic, Inc. v. Ellie Mae, Inc., Case No. CGC-09-491986), which is refered to in this report as the State Action, wherein it alleged a related claim of breach of a September 2006 reseller agreement between the parties and also alleged unfair competition. The State Action was later dismissed without prejudice pursuant to an agreement between the parties so that the parties could re-file their state law claims in the Federal Action. DocMagic amended its complaint to include the state claims and also Lanham Act and Copyright Act claims.

In response to DocMagic’s federal claim, the Company filed an answer and counterclaim, denying all material allegations. In the counterclaim, the Company raised various affirmative claims against DocMagic for copyright infringement, violation of the federal Computer Fraud and Abuse Act and violation of state law claims for breach of the Electronic Bridge Agreement inducing its customers to breach contracts and engaging in unfair competition. Subsequent to the State Action being dismissed, the Company filed an amended counterclaim in the Federal Action, adding an additional state claim for violation of California’s Comprehensive Computer Data Access and Fraud Act.

The initial complaint was dismissed with leave to amend as to certain claims and DocMagic’s claims for attempted monopolization and false advertising were dismissed with prejudice. DocMagic then filed a second amended complaint, re-alleging claims that were dismissed with leave to amend. The Company answered the second amended complaint, denying all material allegations, and filed its second amended counterclaim. DocMagic answered the second amended counterclaim, denying all material allegations. Discovery is proceeding. On May 16, 2011, the Court ordered the parties to mediation, which is currently scheduled for August 24, 2011.

On July 27, 2009, James Van Law filed a lawsuit against the Company, one of its employees and several other defendants in U.S. District Court for the District of Connecticut, alleging breach of contract, tortious interference with business relationship, unfair trade practices and defamation and seeking monetary damages, costs and interest. The plaintiff alleged that he had developed a proprietary network of approximately 60 mortgage originators and loan officers throughout the United States which originated residential mortgage loans. In February 2009, the plaintiff, Ellie Mae and Proficio Mortgage Ventures, LLC had entered into negotiations regarding a potential joint venture, and contemplated that the plaintiff could potentially be employed by the joint venture and receive compensation if the joint venture were consummated. The Company did not reach agreement and after negotiations ceased, the plaintiff filed the lawsuit, alleging that the defendants had conspired to steal his proprietary network and had disrupted the funding of loans in his network’s pipeline to his detriment. On October 19, 2009, the Company filed a motion to dismiss. On November 4, 2009, the court approved a voluntary dismissal of its employee from the case. On December 9, 2009, Mr. Van Law filed an opposition to the motions to dismiss filed by the Company and two other defendants. On September 30, 2010, the U.S. District Court ruled on the motions to dismiss, granting it in part with respect to certain of the other defendants and denying it in part. The Company and the other defendants have filed answers to the complaint. On May 2, 2011, plaintiff filed a motion to dismiss the Company and its employee with prejudice as defendants from the case. On May 5, 2011, the parties attended a conference before a U.S. Magistrate Judge for settlement purposes, during which the parties agreed to settle the lawsuit. On May 6, 2011, the Court issued an order directing the clerk to close the file without prejudice to reopening on or before June 6, 2011. The parties entered into an agreement, dated as of May 25, 2011, settling all claims and disputes in the matter and providing general mutual releases among the parties.

On March 25, 2011, Industry Access Incorporated filed a patent infringement lawsuit against the company and another defendant in the U.S. District Court for the Central District of California. The complaint alleges, among other things, that certain aspects of the Company’s Encompass 360 loan management software system and related operations infringe a single patent, and seeks declaratory relief and unspecified damages from the defendants, including enhanced damages for willful infringement and reasonable attorneys’ fees. On June, 24, 2011, the Court issued an order requiring plaintiff to serve the complaint on all defendants within three days of the order and scheduled a conference among the parties for October 17, 2011. On June 28, 2011, plaintiff served the Company with the complaint and the Company filed its answer on August 5, 2011 denying all material allegations of the complaint. The Company intends to defend this claim vigorously.

Although the Company believes that it has substantial and meritorious defenses in each of these cases, neither the outcomes of the litigation nor the amount and range of potential damages associated with the litigation can be estimated.

The Company is also subject to various other legal proceedings and claims arising in the ordinary course of business. The Company cannot predict the ultimate outcome of these other legal proceedings. An unfavorable outcome of these litigations could materially adversely affect the Company’s business, financial condition and results of operations.

NOTE 9—Common Stock

On April 20, 2011, the Company sold 5,000,000 newly issued shares of common stock, par value $0.0001 per share, at a price of $6.00 per share in its IPO. The Company received net proceeds from the IPO of approximately $21.3 million after deducting underwriting discounts and commissions of $2.1 million and offering expenses of $6.6 million. In connection with the IPO, on April 14, 2011, the Company effected a 1-for-3 reverse stock split of all of its outstanding capital stock. Immediately prior to the consummation of the IPO on April 20, 2011, the Company effected the conversion of all of its 11,770,472 shares of outstanding redeemable convertible preferred stock into shares of common stock on a 1-for-1 basis. The post-IPO amended and restated certificate of incorporation of the Company authorizes 140,000,000 shares of common stock, $0.0001 par value per share and 10,000,000 shares of undesignated preferred stock, $0.0001 par value per share.

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

2011 Equity Incentive Award Plan

On March 7, 2011, the Company adopted the 2011 Equity Incentive Award Plan (“2011 Plan”). The Company’s stockholders approved the 2011 Plan on March 24, 2011.

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

In December 2001, the Company made offers to replace employee options with an exercise price of $13.83 per share with options having an exercise price of $3.75 per share. Options for a total of 758,049 shares were canceled and repriced at $3.75 per share by December 31, 2001. The replacement options are being accounted for using variable plan accounting. The Company recognized stock-based compensation benefit of $385,000 and expense of $53,000 for the three months ended June 30, 2011 and 2010, respectively, and stock-based compensation benefit of $387,000 and expense of $421,000 for the six months ended June 30, 2011 and 2010, respectively, related to the variable plan accounting for these options. As of June 30, 2011 and December 31, 2010, respectively, 90,401 shares and 133,244 shares of these replacement options remained outstanding.

Stock-based compensation expense related to stock options granted was approximately $710,000 and $579,000 for the three months ended June 30, 2011 and 2010, respectively and approximately $1,074,000 and $775,000 for the six months ended June 30, 2011 and 2010, respectively.

Stock-based compensation expense related to the ESPP adopted in March 2011 was approximately $69,000 for both the three and six months ended June 30, 2011.

Total stock-based compensation expense recognized by the Company consisted of:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)
Cost of revenues	$20	$25	$37	$118
Sales and marketing	42	50	109	153
Research and development	54	92	148	219
General and administrative	278	464	463	704

	$394	$631	$757	$1,194

The following table summarizes the Company’s stock option activities for the six months ended June 30, 2011:

	Shares	Weighted average exercise price

Outstanding at December 31, 2010	3,612,500	$3.51
Options granted	137,502	6.87
Options exercised	(84,046)	2.30
Options forfeited or expired	(79,972)	8.25

Outstanding at June 30, 2011	3,585,984	$3.56

Vested and expected to vest at June 30, 2011	3,577,854	$3.56

In February 2011, the Company accepted promissory notes receivable from non-officer employees in consideration for the exercise of 29,163 fully vested stock options that were subject to variable accounting. The promissory notes are secured by the underlying shares of common stock. The notes receivable, totaling $185,485, bear interest at 0.51% per annum and are due upon the first to occur of: (a) the second anniversary of note, (b) two hundred ten (210) days following an initial public offering of the Company’s capital stock, (c) immediately prior to the dissolution or liquidation of the Company or upon a transaction resulting in a change of control, including by merger or by sale of all or substantially all of the Company’s assets, (d) the employee’s termination as an employee or consultant of the Company, or (e) the occurrence of an event of default as defined in the promissory note. The notes receivable are considered to be non-recourse notes under relevant accounting guidance. Since the notes are non-recourse for accounting purposes, the resulting exercises of the stock options have been determined to not be substantive. Therefore, the Company did not reflect the exercise of the stock options for accounting purposes in its balance sheet at June 30, 2011. The notes were outstanding at June 30, 2011. The exercise of the shares through the promissory notes effectively provided for an extension of the term of each award for a period of up to two years, resulting in a substantive modification under relevant accounting guidance. Variable accounting for these awards ceased, and the modification did not have a material impact on the financial statements.

NOTE 11—Related Party Transactions

In the ordinary course of business, certain investors in the Company are also trade customers. Revenues earned from these related parties were $366,000 and $519,000, respectively, for the three months ended June 30, 2011 and 2010 and were $858,000 and $824,000, respectively for the six months ended June 30, 2011 and 2010 and were primarily included in Network Transactions revenue. There was $47,000 and $0 expenses incurred for services from these related parties for the three months ended June 30, 2011 and 2010, respectively and $100,000 and $0 for the six months ended June 30, 2011 and 2010, respectively.

Accounts receivable with respect to these related parties under these arrangements were $281,000 and $230,000 as of June 30, 2011 and December 31, 2010, respectively. There was $3,000 and $0 payables with respect to these parties as of June 30, 2011 and December 31, 2010.

During 2008, the Company issued warrants to purchase an aggregate of 133,333 shares of common stock to a private company. Two of the founders of such company are also investors in the Company and one of whom serves on the Company’s board of directors. The warrants were outstanding as of June 30, 2011, but were unvested and will remain unvested until certain performance requirements under the arrangement are met.

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

For enterprise-wide disclosure, the Company is organized primarily on the basis of service lines. Supplemental disclosure of revenue by service type is as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)
Software and services	$9,189	$7,559	$17,625	$14,674
Network transactions (including related parties)	2,275	2,204	4,442	3,968

	$11,464	$9,763	$22,067	$18,642

NOTE 13—Subsequent Events

Related Party Transaction – SavingStreet

Director Carl Buccellato is the chief executive officer of SavingStreet, LLC (formerly New Casa 188, LLC), or SavingStreet, and owns 32% of its membership interests. On August 10, 2011, the Company amended the strategic relationship agreement with SavingStreet to enable the parties to offer to Encompass users a lead generation service, referred to as the Early Alert Program. Pursuant to this amendment, SavingStreet will design, develop, administer, maintain and deliver the Early Alert Program and the Company will be responsible for marketing and selling this program to our Encompass users. The Company and SavingStreet agree to share equally the revenue received from the Early Alert Program, after deducting third party lead generation costs.

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

Overview

We host one of the largest electronic mortgage origination networks in the United States, connecting mortgage origination professionals to lenders, investors and service providers integral to the origination and funding of residential mortgages. Mortgage originators participating in the Ellie Mae Network use our Encompass software, a comprehensive operating system that handles key business and management functions in running a mortgage origination business. Mortgage originators use Encompass as a single tool for loan processing, marketing, customer communication and to interact electronically with lenders, investors and service providers over the Ellie Mae Network. We also offer Encompass users a variety of additional services, including Encompass Closer, which automatically prepares the disclosure and closing documents necessary to fund a mortgage; CenterWise, a bundled offering of electronic document management and websites used for customer relationship management; Encompass Compliance Service, our compliance service powered by Mavent; and tax transcript services which provides income verification capability to our customers. In addition, in January 2011 we acquired and began integrating assets from Mortgage Pricing System, LLC, or MPS, to introduce our Encompass Product and Pricing Service, which allows Encompass users to compare loans offered by different lenders and investors to determine the best product and price available to a particular borrower.

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

As an additional response to market conditions, we have, beginning in late 2009, focused our marketing and sales efforts on our Encompass SaaS offering, and particularly our Encompass SaaS success-based pricing model, in contrast to our license model. In our Encompass SaaS offering, the customer does not pay the significant up-front licensing fee associated with our license model, which we believe is particularly attractive in the present residential mortgage origination market. Our Encompass SaaS success-based pricing model builds on this value proposition by aligning the payments of our customers for our software and services with their own receipt of revenues. The effect of these changes is a delay in our receipt of a significant portion of our revenues from the time of the initial sale until subsequent periods, which decreased our revenues in the first half of 2010. Customers of our Encompass SaaS success-based pricing model are comprised of customers that have converted from our licensed Encompass software or flat monthly per user hosted offerings and new customers to Encompass. At June 30, 2011 and 2010, we had 18,587 and 10,024 Active SaaS Encompass Users, respectively, of which 13,430 and 4,200, respectively, used our success-based pricing model. SaaS Encompass Users generated $10.7 million and $8.7 million of our revenues for the three months ended June 30, 2011 and 2010, respectively, and $20.5 million and $16.5 million of our revenues for the six months ended June 30, 2011 and 2010, respectively, of which $2.7 million and $0.7 million for the three months ended June 30, 2011 and 2010, and $5.1 million and $1.0 million for the six months ended June 30, 2011 and 2010, respectively, was generated by users of our success-based pricing model. We typically generate higher revenues per user through our Encompass SaaS offering than through our license offering.

Initial Public Offering

On April 20, 2011, we sold 5,000,000 newly issued shares of common stock, par value $0.0001 per share, at a price of $6.00 per share in our initial public offering, or IPO. We received net proceeds from the IPO of approximately $21.3 million after deducting underwriting discounts and commissions of $2.1 million and offering expenses of $6.6 million. Immediately prior to the consummation of the IPO on April 20, 2011, we effected the conversion of all of our outstanding shares of redeemable convertible preferred stock into shares of common stock on a 1-for-1 basis.

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

The following table shows these operating metrics as of and for the three and six months ended June 30, 2011 and 2010:

	Three months ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)
Active Encompass Users (at end of period):
Active Lender Encompass Users	41,594	34,802	41,594	34,802
Active Broker Encompass Users	9,043	15,612	9,043	15,612

Total Active Encompass Users	50,637	50,414	50,637	50,414

Average Active Encompass Users (during period):
Average Active Lender Encompass Users	41,170	34,803	40,946	34,728
Average Active Broker Encompass Users	9,440	16,460	9,876	18,000

Average Total Active Encompass Users	50,610	51,263	50,822	52,728

Encompass-related revenues (in thousands):
Encompass-related revenues—Lenders	$9,769	$7,473	$18,566	$13,913
Encompass-related revenues—Brokers	891	1,266	1,907	2,582

Total Encompass-related revenues	$10,660	$8,739	$20,473	$16,495

Encompass-related revenues per Average Active Encompass Users:
Encompass-related revenues—Lenders per Average Active Lender Encompass Users	$237	$215	$453	$401
Encompass-related revenues—Brokers per Average Active Broker Encompass Users	$94	$77	$193	$143
Encompass-related revenues per Average Active Encompass Users	$211	$170	$403	$313

SaaS success-based pricing related data:
Active SaaS Success-Based Pricing Encompass Users (at end of period)	13,430	4,200	13,430	4,200
SaaS success-based pricing-related revenues (in thousands)	$2,694	$700	$5,076	$985

Basis of Presentation

General

Our consolidated financial statements include the accounts of Ellie Mae, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

Effective January 1, 2011, we adopted Accounting Standards Update, or ASU, 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to ASC Topic 605, Revenue Recognition), or ASU 2009-13. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. We adopted this new standard on a prospective basis; therefore, it applies only to revenue arrangements entered into or materially modified beginning January 1, 2011. For revenue arrangements that were entered into or materially modified after the adoption of this standard, implementation of this new authoritative guidance has not had a significant impact on our reported revenue in the three and six months ended June 30, 2011 as compared to revenue if the related arrangements entered into or modified after the effective date were subject to the accounting requirements in effect during the prior year periods. We do not expect the adoption of this new accounting standard will have significant impact on our revenue recognition in the future.

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

We believe that the assumptions and estimates associated with revenue recognition, income taxes, stock-based compensation and goodwill and intangible assets have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. Management believes that there has been no material changes during the three and six months ended June 30, 2011 to our critical accounting policies and estimates. For more information on our critical accounting policies and estimates, see our prospectus dated April 14, 2011 filed with the Securities and Exchange Commission, or SEC, pursuant to Rule 424(b) under the Securities Act of 1933, as amended, or the Securities Act.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)
Revenues	$11,464	$9,763	$22,067	$18,642
Cost of revenues (1)	3,512	3,087	6,875	6,162

Gross profit	7,952	6,676	15,192	12,480
Operating expenses
Sales and marketing (1)	2,497	2,305	4,948	4,659
Research and development (1)	2,606	2,631	5,410	5,259
General and administrative (1)	2,922	3,067	5,727	5,513

Total operating expenses	8,025	8,003	16,085	15,431
Loss from operations	(73)	(1,327)	(893)	(2,951)
Other income, net	47	29	79	61

Loss before income taxes	(26)	(1,298)	(814)	(2,890)
Income tax provision	14	5	25	16

Net loss	$(40)	$(1,303)	$(839)	$(2,906)

(1)	Stock-based compensation included in above line items:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)
Cost of revenues	$20	$25	$37	$118
Sales and marketing	42	50	109	153
Research and development	54	92	148	219
General and administrative	278	464	463	704

	$394	$631	$757	$1,194

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(as percentage of revenues)
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	30.6	31.6	31.2	33.1

Gross profit	69.4	68.4	68.8	66.9
Operating expenses
Sales and marketing	21.8	23.6	22.4	25.0
Research and development	22.7	27.0	24.5	28.2
General and administrative	25.5	31.4	26.0	29.6

Total operating expenses	70.0	82.0	72.9	82.8
Loss from operations	(0.6)	(13.6)	(4.1)	(15.8)
Other income, net	0.4	0.3	0.4	0.3

Loss before income taxes	(0.2)	(13.3)	(3.7)	(15.5)
Income tax provision	0.1	0.1	0.1	0.1

Net loss	(0.3)%	(13.4)%	(3.8)%	(15.6)%

The following table sets forth certain operating data for the periods presented:

	Three months ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)
Active Encompass Users (at end of period):
Active Lender Encompass Users	41,594	34,802	41,594	34,802
Active Broker Encompass Users	9,043	15,612	9,043	15,612

Total Active Encompass Users	50,637	50,414	50,637	50,414

Average Active Encompass Users (during period):
Average Active Lender Encompass Users	41,170	34,803	40,946	34,728
Average Active Broker Encompass Users	9,440	16,460	9,876	18,000

Average Total Active Encompass Users	50,610	51,263	50,822	52,728

Encompass-related revenues (in thousands):
Encompass-related revenues—Lenders	$9,769	$7,473	$18,566	$13,913
Encompass-related revenues—Brokers	891	1,266	1,907	2,582

Total Encompass-related revenues	$10,660	$8,739	$20,473	$16,495

Encompass-related revenues per Average Active Encompass Users:
Encompass-related revenues—Lenders per Average Active Lender Encompass Users	$237	$215	$453	$401
Encompass-related revenues—Brokers per Average Active Broker Encompass Users	$94	$77	$193	$143
Encompass-related revenues per Average Active Encompass Users	$211	$170	$403	$313

SaaS success-based pricing related data:
Active SaaS Success-Based Pricing Encompass Users (at end of period)	13,430	4,200	13,430	4,200
SaaS success-based pricing-related revenues (in thousands)	$2,694	$700	$5,076	$985

Revenues

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)
Revenue by type:
Software and services	$9,189	$7,559	$17,625	$14,674
Network transactions	2,275	2,204	4,442	3,968

Total	$11,464	$9,763	$22,067	$18,642

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenue by type:
Software and services	80.2%	77.4%	79.9%	78.7%
Network transactions	19.8%	22.6%	20.1%	21.3%

Total	100.0%	100.0%	100.0%	100.0%

Total revenues increased $1.7 million, or 17.4%, for the three months ended June 30, 2011 as compared to the same period of 2010. This increase was primarily due to a $1.6 million increase in software and services revenues, comprised of a $2.0 million increase in success-based pricing revenues due to the success-based pricing model having only started to generate revenue in its early stages in the second quarter of 2010, a $0.1 million increase in our tax transcript services which we started offering in the first quarter of 2010 and a $0.1 million increase in product and pricing services revenue due to our acquisition of MPS in January 2011. These increases were partially offset by a $0.4 million decrease in document preparation revenue due to lower loan volume and a $0.2 million decrease in standard hosted Encompass revenues due to customers converting to the success-based pricing model.

Total revenues increased $3.4 million, or 18.4%, in the six months ended June 30, 2011 as compared to the same period of 2010. This increase was primarily due to a $3.0 million increase in Software and Services revenues, comprised of a $4.1 million increase in success-based pricing revenues due to the success-based pricing model having only started to generate revenue in its early stages in the first six months of 2010, a $0.2 million increase in product and pricing services revenue related to our acquisition of MPS in January 2011, a $0.2 million increase in Centerwise revenue due to additional customers, partially offset by a $0.8 million decrease in self-hosted software and maintenance revenues due to our focus on our Encompass SaaS offering, which led to conversions of existing users of our license model and fewer new license sales and maintenance renewals, a $0.5 million decrease in document preparation services due to lower loan volume and a $0.3 million decrease in standard hosted Encompass revenues due to customers converting to the success-based pricing model.

Network Transaction revenues increased $0.1 million, or 3.2%, in the three months ended June 30, 2011 and increased $0.5 million or 11.9% for the six months ended June 30, 2011 as compared to the same periods of 2010. The increases were primarily due to increased loan activity from certain lenders and service providers on our Ellie Mae Network.

The number of Active Lender Encompass Users increased by 19.5% from 34,802 users at June 30, 2010 to 41,594 users at June 30, 2011, primarily due to new lender customers adopting our Encompass SaaS success-based pricing offering. The number of Active Encompass Users increased by 0.4% from 50,414 users at June 30, 2010 to 50,637 users at June 30, 2011 due to the increase of 19.5% in the number of Active Lender Encompass Users partially offset by the 42.1% decline in Active Broker Encompass Users as a result of the continued industry-wide decline in the number of mortgage brokerages in the same period. Encompass-related Revenues per Average Active Broker Encompass User increased by 22.1% and 35.0% for the three and six months ended June 30, 2011, respectively, compared to same periods of prior year due to the significant reduction in the number of Active Broker Encompass Users that had previously provided only minimal revenues. Encompass-related revenues per Average Active Lender Encompass User increased by 10.2% and 13.0% for the three and six months ended June 30, 2011, respectively, due to the growth in the number of Active Lender Encompass Users using our success-based pricing offering.

Gross Profit

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(dollars in thousands)
Gross profit	$7,952	$6,676	$15,192	$12,480
Gross margin	69.4%	68.4%	68.8%	66.9%

Gross profit and gross margin increased by $1.3 million and 1.0% respectively, in the three months ended June 30, 2011 as compared to the same period of 2010 as revenues increased by $1.7 million and cost of revenues increased by only $0.4 million. Cost of revenues increased primarily due to a $0.3 million increase in salaries and employee benefits from increased professional services and customer support headcount and a $0.2 million increase in third party provider expenses to support higher revenue levels, partially offset by $0.1 million decrease in data center costs due to less usage.

Gross profit and gross margin increased by $2.7 million and 1.9%, respectively, for the six months ended June 30, 2011 as compared to the same period of 2010 as revenues increased by $3.4 million and cost of revenues increased by only $0.7 million. Cost of revenues increased primarily due to a $0.6 million increase in salaries and employee benefits from increased professional services and customer support headcount and a $0.2 million increase in expense to the third party providers to support higher revenue levels partially offset by a $0.1 million decrease primarily due to reduced data center costs due to less usage.

Sales and Marketing

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(dollars in thousands)
Sales and marketing	$2,497	$2,305	$4,948	$4,659
Sales and marketing as % of revenues	21.8%	23.6%	22.4%	25.0%

Sales and marketing expenses increased by $0.2 million, or 8.3%, in the three months ended June 30, 2011 as compared to the same quarter of 2010. This increase was due to a $0.2 million increase in marketing and advertising expenses due to an increase in marketing and promotion activities and a $0.1 million increase in commissions due to higher cash receipts in the second quarter of 2011. The increase was partially offset by a $0.1 million decrease in bonus expense due to lower estimated bonus payouts.

Sales and marketing expenses increased by $0.3 million, or 6.2%, in the six months ended June 30, 2011 as compared to the same period of 2010. This increase was due to a $0.3 million increase in salaries and employee benefits due to increased headcount, and a $0.1 million increase in marketing and advertising expenses due to an increase in marketing and promotion activities, partially offset by a $0.1 million decrease due to reduced consulting activities.

Research and Development

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(dollars in thousands)
Research and development	$2,606	$2,631	$5,410	$5,259
Research and development as % of revenues	22.7%	27.0%	24.5%	28.2%

Research and development expenses remained consistent for the three months ended June 30, 2011 compared to the same period of 2010. A $0.2 million increase in salary and employee benefits primarily due to increase in higher paid employees was offset by a $0.1 million decrease in consulting expenses due to reduced consulting activities and a $0.1 million decrease in bonus expense due to lower estimated payouts.

Research and development expenses increased by $0.2 million, or 2.9%, in the six months ended June 30, 2011 as compared to the same period of 2010 primarily due to a $0.4 million increase in salaries and employee benefits due to increased headcount, partially offset by a $0.1 million decrease in consulting expense due to decreased consulting activities and a $0.1 million decrease in stock-based compensation expenses mainly related to stock options under variable accounting.

General and Administrative

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(dollars in thousands)
General and administrative	$2,922	$3,067	$5,727	$5,513
General and administrative as % of revenues	25.5%	31.4%	26.0%	29.6%

General and administrative expenses decreased by $0.1 million, or 4.7%, in the three months ended June 30, 2011 as compared to the same quarter of 2010 primarily due to a $0.3 million decrease in sales tax expenses related to sales tax accrued during 2010, a $0.2 million decrease in legal fees primarily due to lower litigation costs in 2011 and a $0.2 million decrease in stock-based compensation expense related to stock options under variable accounting. The decrease was partially offset by a $0.2 million increase in bad debt expense due to write-offs primarily affected by the downturn in the mortgage industry and a $0.1 million increase in salaries due to an increase in headcount, a $0.2 million increase in consulting and accounting expenses related to being a public company and a $0.1 million increase in insurance expense due to increased insurance premiums related to being a public company.

General and administrative expenses increased by $0.2 million, or 3.9%, in the six months ended June 30, 2011 as compared to the same period of 2010 primarily due to a $0.7 million increase in salaries, temporary staff, accounting and consulting expenses related to an increase in headcount, temporary agency, accounting and consulting fees in preparation to become a public company, a $0.1 million increase in director compensation under a new program initiated in 2010, a $0.1 million increase in insurance related to increased insurance premiums related to being a public company and a $0.1 million increase in franchise taxes. These amounts were partially offset by a $0.3 million decrease in sales tax expenses related to sales taxes accrued during 2010, a $0.4 million decrease in legal fees primarily due to lower litigation costs in the first six months of 2011 and a $0.2 million decrease in stock-based compensation expense due to stock options under variable accounting.

Other Income, Net

Other income, net was primarily related to interest income from notes receivable.

Income Taxes

Income tax expense was at $14,000 and $5,000 for the three months ended June 30, 2011 and 2010; and $25,000 and $16,000 for the six months ended June 30, 2011 and 2010, respectively. Income tax expense consists primarily of minimum state taxes. We maintain a full valuation allowance on our deferred tax assets.

Liquidity and Capital Resources

As of June 30, 2011, we had cash, cash equivalents and short term investments of $37.6 million. Cash and cash equivalents consist of cash and money market accounts. Short-term investments consist of U.S. government agency securities.

We believe that our existing cash, cash generated from operating activities and the net proceeds of the IPO will be sufficient to fund capital expenditures, operating expenses and other cash requirements for at least the next 12 months. We may enter into acquisitions in the future, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

The following table sets forth our statement of cash flows data for the periods presented:

	Six months ended June 30,
	2011	2010
	(in thousands)
Cash flows provided by (used in) operating activities	$695	$(1,730)
Cash flows used in investing activities	(3,790)	(13)
Cash flows provided by (used in) financing activities	23,883	(262)
Purchases of property and equipment	2,882	1,059
Depreciation and amortization	838	905
Amortization of intangible assets	223	185

Operating Activities

Cash provided by operating activities of $0.7 million for the six months ended June 30, 2011 was the result of the net loss of $0.8 million, adjusted by non-cash stock-based compensation of $0.8 million, allowance for doubtful accounts of $0.3 million, and depreciation and amortization expense of $1.1 million, an increase in accounts payable of $0.7 million due to timing of payments and a decrease in deposits and other assets of $0.5 million due to the termination of a restricted cash covenant related to a capital lease. These amounts were offset in part by an increase in accounts receivable of $0.9 million due to the timing of collections, an increase in prepaid and other assets of $0.4 million due to higher insurance premiums related to being a public company, a decrease in accrued and other liabilities of $0.3 million due primarily to the payment of management bonuses and the adjustment of an earn-out liability which was previously considered probable, a $0.1 million decrease in deferred rent arising primarily from payments on our corporate office facility and a $0.2 million decrease in deferred revenue primarily due to less prepaid maintenance revenues associated with our lower Encompass software license sales.

Cash used in operating activities of $1.7 million for the six months ended June 30, 2010 was the result of the net loss of $2.9 million, a $0.7 million increase in accounts receivable due to timing of collections, a $0.4 million decrease in deferred rent arising primarily from payments on vacant office space acquired as part of our acquisition of the assets of ODI in September 2008 and a $0.4 million decrease in deferred revenue primarily due to less prepaid maintenance revenues associated with our lower Encompass software license sales. These amounts were offset in part by a net increase in accounts payable and accrued liabilities of $0.1 million due to the timing of payments, non-cash charges for stock-based compensation of $1.2 million, depreciation and amortization of $1.1 million and an increase in the allowance for doubtful accounts of $0.3 million.

Investing Activities

Cash used in investing activities of $3.8 million for the six months ended June 30, 2011 was the result for purchases of property and equipment of $2.9 million primarily related to computer equipment and software to support the growth of our business and to enhance our disaster recovery solution and $1.0 million paid for the acquisition of MPS, partially offset by $0.1 million in the net sale of short-term investments.

Cash used in investing activities of $13,000 in the six months ended June 30, 2010 was the result of $1.1 million for purchases of property and equipment partially offset by $1.0 million in the net sale of short-term investments.

Financing Activities

Cash provided by financing activities of $23.9 million for the six months ended June 30, 2011 consisted of $23.7 million in proceeds from the IPO net of issuance costs, $0.3 million in proceeds from the exercise of stock options by our employees and directors, partially offset by $0.1 million in payments on our capital lease obligations.

Cash provided by financing activities of $0.3 million for the six months ended June 30, 2010 consisted of a $0.9 million increase in deferred offering costs related to cash payments for legal and other fees that were capitalized in connection with the IPO and $0.2 million in payments on our capital lease obligations, partially offset by a $0.8 million in proceeds from the issuance of common stock upon the exercise of stock options.

Off Balance Sheet Arrangements

As of June 30, 2011, operating leases were the only financing arrangements not reported on our condensed consolidated financial statements.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board, or FASB, issued an amendment to the Accounting Standards Codification, or ASC Topic 220, Comprehensive Income, in the Accounting Standards Update, or ASU 2011-05 where an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-05 is not expected to have a material impact on our consolidated financial statements.

In May, the FASB issued ASU 2011-04 which generally represents clarifications of Topic 820, Fair Value Measurement, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU 2011-04 results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards, or IFRSs. ASU 2011-04 should be applied prospectively and are effective for annual periods beginning after December 15, 2011. Early adoption is not permitted. The adoption of this ASU 2011-04 is not expected to have a material impact on our consolidated financial statements.

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

ITEM 4—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

On August 28, 2009, DocMagic Inc., or DocMagic, filed a lawsuit against Ellie Mae in the U.S. District Court for the Northern District of California (DocMagic, Inc. v. Ellie Mae, Inc., Case No. 3:09-CV-4017), which we refer to in this report as the Federal Action, alleging that we had engaged in monopolization and/or attempted monopolization of an alleged product market composed of “internet portal[s] providing electronic linkages for mortgage loan closing document preparation services,” and that we are subject to liability for related state court claims for intentional interference with contractual relationship, interference with prospective economic advantage and unfair competition. DocMagic’s claims relate to the August 2009 expiration of a September 2006 Electronic Bridge Agreement pursuant to which DocMagic had been a vendor on the Ellie Mae Network. In addition, DocMagic filed a separate lawsuit against Ellie Mae in the Superior Court of California for the City and County of San Francisco (DocMagic, Inc. v. Ellie Mae, Inc., Case No. CGC-09-491986), which we refer to in this report as the State Action, wherein it alleged a related claim of breach of a September 2006 reseller agreement between the parties and also alleged unfair competition. The State Action was later dismissed without prejudice pursuant to an agreement between the parties so that the parties could re-file their state law claims in the Federal Action. DocMagic amended its complaint to include the state claims and also Lanham Act and Copyright Act claims.

In response to DocMagic’s federal claim, we filed an answer and counterclaim, denying all material allegations. In the counterclaim, we raised various affirmative claims against DocMagic for copyright infringement, violation of the federal Computer Fraud and Abuse Act and violation of state law claims for breach of the Electronic Bridge Agreement inducing our customers to breach contracts and engaging in unfair competition. Subsequent to the State Action being dismissed, we filed an amended counterclaim in the Federal Action, adding an additional state claim for violation of California’s Comprehensive Computer Data Access and Fraud Act.

The initial complaint was dismissed with leave to amend as to certain claims and DocMagic’s claims for attempted monopolization and false advertising were dismissed with prejudice. DocMagic then filed a second amended complaint, re-alleging claims that were dismissed with leave to amend. We answered the second amended complaint, denying all material allegations, and filed our second amended counterclaim. DocMagic answered the second amended counterclaim, denying all material allegations. Discovery is proceeding. On May 16, 2011, the Court ordered the parties to mediation, which is currently scheduled for August 24, 2011.

On July 27, 2009, James Van Law filed a lawsuit against us, one of our employees and several other defendants in U.S. District Court for the District of Connecticut, alleging breach of contract, tortious interference with business relationship, unfair trade practices and defamation and seeking monetary damages, costs and interest. The plaintiff alleged that he had developed a proprietary network of approximately 60 mortgage originators and loan officers throughout the United States which originated residential mortgage loans. In February 2009, the plaintiff, Ellie Mae and Proficio Mortgage Ventures, LLC had entered into negotiations regarding a potential joint venture, and contemplated that the plaintiff could potentially be employed by the joint venture and receive compensation if the joint venture were consummated. We did not reach agreement and after negotiations ceased, the plaintiff filed the lawsuit, alleging that the defendants had conspired to steal his proprietary network and had disrupted the funding of loans in his network’s pipeline to his detriment. On October 19, 2009, we filed a motion to dismiss. On November 4, 2009, the court approved a voluntary dismissal of our employee from the case. On December 9, 2009, Mr. Van Law filed an opposition to the motions to dismiss filed by us and two other defendants. On September 30, 2010, the U.S. District Court ruled on the motions to dismiss, granting it in part with respect to certain of the other defendants and denying it in part. We and the other defendants have filed answers to the complaint. On May 2, 2011, plaintiff filed a motion to dismiss us and our employee with prejudice as defendants from the case. On May 5, 2011, the parties attended a conference before a U.S. Magistrate Judge for settlement purposes, during which the parties agreed to settle the lawsuit. On May 6, 2011, the Court issued an order directing the clerk to close the file without prejudice to reopening on or before June 6, 2011. The parties entered into an agreement, dated as of May 25, 2011, settling all claims and disputes in the matter and providing general mutual releases among the parties.

On March 25, 2011, Industry Access Incorporated filed a patent infringement lawsuit against us and another defendant in the U.S. District Court for the Central District of California. The complaint alleges, among other things, that certain aspects of our Encompass 360 loan management software system and related operations infringe a single patent, and seeks declaratory relief and unspecified damages from the defendants, including enhanced damages for willful infringement and reasonable attorneys’ fees. On June, 24, 2011, the Court issued an order requiring plaintiff to serve the complaint on all defendants within three days of the order and scheduled a conference among the parties for October 17, 2011. On June 28, 2011, plaintiff served us with the complaint and we filed our answer on August 5, 2011 denying all material allegations of the complaint. We intend to defend this claim vigorously.

Although we believe that we have substantial and meritorious defenses in each of these cases, neither the outcomes of the litigation nor the amount and range of potential damages associated with the litigation can be estimated.

We are also subject to various other legal proceedings and claims arising in the ordinary course of business. We cannot predict the ultimate outcome of these other legal proceedings. An unfavorable outcome of these litigations could materially adversely affect our business, financial condition and results of operations.

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

As a result of the extreme turmoil in the mortgage industry and general economy that began in 2007, many mortgage originators, especially mortgage brokers, and other mortgage industry participants have gone out of business. In addition, those industry participants that continue in business face increased operating and regulatory challenges. Conditions that negatively impact our Encompass users or Ellie Mae Network participants have had a significant adverse effect on our business. For example, the number of Encompass users declined 35% from approximately 79,000 at December 31, 2006 to approximately 51,000 at June 30, 2011. During this period, the number of Active Broker Encompass Users declined by approximately 80% and 30 of the 44 lenders accepting loans through the Ellie Mae Network went out of business or stopped funding loans through their wholesale channel for mortgage brokers between March 2007 and August 2009. In addition, the population of mortgage origination professionals who are the potential users of our Encompass software dropped 51% from approximately 495,000 at December 31, 2006 to approximately 241,500 at May 31, 2011.1 If conditions in the mortgage industry were to deteriorate further, our business would be materially adversely affected.

Mortgage lending volume is expected to be lower in 2011 and 2012 than it was in 2010 due to various economic factors, including the anticipated increase in mortgage interest rates, which could adversely affect our business.

Mortgage lending volume has been expected to be lower in 2011 and 2012 than it was in 2010 due to various economic factors. In June 2011, Fannie Mae, Freddie Mac and the Mortgage Bankers Association lowered their forecasts for mortgage origination volume for the second half of 2011 even further. Factors that adversely impact mortgage lending volumes include reduced consumer and investor demand for mortgages, more stringent underwriting guidelines, increased illiquidity in the secondary mortgage market, high levels of unemployment, high levels of consumer debt, lower consumer confidence, changes in tax and other regulatory policies, including the recent expiration of the home buyer’s tax credit and other macroeconomic factors.

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

[1]	Bureau of Labor Statistics, Mortgage Employment Statistics, July 2011.

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

Due in part to the turmoil in the mortgage industry, the percentage of the national volume of residential mortgages in the United States that were funded directly through the retail channels of mega lenders increased from 38% in 2006 to 50% in 2010.2 Based on information published by Inside Mortgage Finance, for the three months ended March 31, 2011, these retail channels funded approximately 58.2%.3 We provide our Encompass software to mortgage lenders and mortgage brokers. We do not market Encompass software to the mega lenders, as they generally have their own proprietary loan origination software and do not participate on the Ellie Mae Network. If this shift continues, our business and growth prospects would be materially adversely affected.

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

Our revenues and operating results have in the past varied and could in the future vary significantly from quarter to quarter and year to year because of a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. In addition to other risk factors discussed in this section, factors that may contribute to the variability of our quarterly and annual results include:

•	fluctuations in mortgage lending volume;

•	the number of Encompass users;

[2]	Inside Mortgage Finance, Retail Reigned in 2010 as Lenders Shun Mortgage Broker Production Channel, February 25, 2011, p. 3.
[3]	Inside Mortgage Finance, Brokers Lose Out as Lenders Increasingly Shift Production Focus to Retail Channel, May 20, 2011, p. 3.

•	the volume of mortgages originated by our Encompass users, especially users on our success-based pricing model;

•	transaction volume on the Ellie Mae Network;

•	the level of demand for our Encompass Closer document preparation and other services we offer;

•	the timing of the introduction and acceptance of new Ellie Mae Network offerings and additional services;

•	costs associated with defending intellectual property infringement and other claims; and

•	changes in government regulation affecting Ellie Mae Network participants or our business.

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

To remediate these deficiencies, we have taken a number of actions. With respect to outstanding stock issuances we have obtained agreements from all our stockholders except for one confirming the securities they hold. With respect to stock options, we have corrected the identified errors in our stock option database, transferred stock option responsibilities to our finance and legal departments and engaged an outside stock option administration consultant to oversee this process. We also took action in April 2010 to provide the holders of defective stock options with economic benefits equal to the defective stock options. We cannot assure that these actions will entirely remediate these deficiencies or that we will not receive claims in the future from other persons asserting rights to shares of our capital stock or to stock options.

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

A failure of our products and services or a failure to appropriately update our products and services to reflect and comply with changes to existing laws or regulations or with new laws or regulations may contribute to violations by our customers of such laws and regulations. We also provide a limited warranty for our Encompass Compliance Service, pursuant to which we agree to reimburse customers for losses incurred due to fines, penalties or judgments as a result of a violation of a specific law, rule or regulation tied to an error in the provision of our Encompass Compliance Service up to $2,500 per occurrence. However, with respect to some legacy customers that we inherited from our acquisition of Mavent Holdings Inc., or Mavent, our exposure could be greater. Our typical services agreement with new customers limits our exposure to a maximum of three months of fees paid by customer preceding the claim and, with respect to Centerwise and Encompass Closer, the lesser of three months of fees paid by customer preceding the claim or $25,000 per occurrence. For most customers, our exposure for warranties is limited to an amount equal to the total service fees paid by a customer for base services during a specified period preceding the relevant claim, typically six to 12 months. For a few of these legacy customers, our liability is a specified dollar amount, which in the aggregate does not exceed approximately $1.0 million. Although we have not historically incurred any claims and maintain professional liability insurance coverage of $5.0 million per occurrence and in the aggregate, to the extent we were to become liable for an amount in excess of such coverage, our business and our reputation would be materially adversely affected.

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

The mortgage origination software market is highly competitive. There are many software providers, such as Calyx Technology, Inc., Byte Software Inc., Del Mar Data Trac, Inc., PCLender.com and Harland Financial Solutions, that compete with us by offering loan origination software to mortgage originators. Some software providers, including Calyx Technology, Inc., also provide connectivity between their software users and lenders and service providers. Other connectivity alternatives are provided by vendors such as MGIC Investment Corporation and RealEC Technologies. We also compete with compliance and document preparation service providers that are much larger and more established than us. There is vigorous competition among providers of these services and we may not succeed in convincing potential customers, which use other services, to switch to our services. Many service providers connect directly to mortgage originators without using any loan origination software. Some of our competitors also offer services on a closed loan basis, which could adversely impact the effectiveness of our success-based pricing strategy for increasing the number of Encompass SaaS customers. If we are unsuccessful in competing effectively by providing attractive functionality, customer service or value, we could lose existing Encompass users to our competitors and our ability to attract new Encompass users could be harmed.

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

Other parties have asserted, and may in the future assert, that we have infringed their intellectual property rights. For example, on March 25, 2011, we were named a defendant in a patent infringement lawsuit filed by Industry Access Incorporated alleging that our Encompass 360 loan management software system and related operations infringes a single patent. See “Legal Proceedings” above. In addition, we generally agree to indemnify our customers against legal claims that our software products infringe intellectual property rights of third parties and, in the event of an infringement, to modify or replace the infringing product or, if those options are not reasonably possible, to refund the cost of the software, as pro-rated over a period of years. We cannot predict whether assertions of third-party intellectual property rights or claims arising from such assertions will substantially harm our business and operating results. If we are forced to defend against any infringement claims, whether they are with or without merit or are determined in our favor, we may face costly litigation and diversion of technical and management personnel. Furthermore, an adverse outcome of a dispute may require us to: pay damages, potentially including treble damages and attorneys’ fees if the infringement were found to be willful; cease providing solutions that allegedly incorporate the intellectual property of others; expend additional development resources to redesign or reengineer our solutions and products, if feasible; and enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies. We cannot be certain of the outcome of any litigation. Any royalty or licensing agreement, if required, may not be available to us on acceptable terms or at all. Our failure to obtain the necessary licenses or other rights could prevent the sale or distribution of some of our products and services and, therefore, could have a material adverse effect on our business.

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

Our success will depend, in part, on our ability to expand our solutions and services and grow our business in response to changing technologies, customer demands and competitive pressures. In some circumstances, we may pursue growth through the acquisition of complementary businesses, solutions or technologies rather than through internal development. For example, in September 2008 we acquired the assets of ODI to enhance our Encompass Closer document preparation services, in December 2009 we acquired Mavent to add automated regulatory compliance to our services offerings and in January 2011 we acquired and began integrating assets from MPS to introduce our Encompass Product and Pricing Service, which allows Encompass users to compare loan pricing from multiple lending sources. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to complete acquisitions successfully. Moreover, if such acquisitions require us to seek additional debt or equity financing, we may not be able to obtain such financing on terms favorable to us or at all. Even if we successfully complete an acquisition, we may not be able to assimilate and integrate effectively the acquired business, technologies, solutions, assets, personnel or operations, particularly if key personnel of an acquired company decide not to work for us. In addition, we may issue equity securities to complete an acquisition, which would dilute our stockholders’ ownership and could adversely affect the price of our common stock.

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

In addition, 3,585,984 shares subject to outstanding options, as of June 30, 2011, 133,333 shares issuable upon the exercise of outstanding warrants, as of June 30, 2011, and 3,122,487 and 666,666 shares reserved for future issuance under our 2011 Equity Incentive Award Plan and Employee Stock Purchase Plan, as of June 30, 2011, will become eligible for sale in the public market, subject to certain legal and contractual limitations. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the price of our common stock could decline substantially.

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

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

During the three months ended June 30, 2011, we made sales of the following unregistered securities:

1.	We issued and sold an aggregate of 8,334 shares of our common stock to two investors at a price of $3.00 per share pursuant to cash exercises of outstanding warrants. We issued and sold an aggregate of 131,245 shares of our common stock pursuant to the cashless net exercise of outstanding warrants held by nine investors. The warrants that were net exercised were exercisable for an aggregate of 262,498 shares of common stock and each had an exercise price of $3.00 per share. The number of shares issued upon the net exercise of the warrants was reduced by an aggregate of 131,253 shares to effect the net exercise of the warrants in accordance with their terms. We did not receive any cash proceeds from the cashless net exercise of these warrants.

The sales of the above securities in Item 1 were deemed to be exempt from registration under the Securities Act as sales to accredited investors in reliance upon Section 4(2) of the Securities Act. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about our company.

Use of Proceeds from the Sale of Registered Securities

On April 14, 2011, the SEC declared effective our registration statement on Form S-1 (File No. 333-166438), as amended, filed in connection with the IPO. Pursuant to the registration statement, we registered the offer and sale of 8,625,000 shares of our common stock at a public offering price of $6.00 per share, consisting of the sale by us of 5,000,000 shares of common stock for an aggregate offering price of approximately $30.0 million, the associated sale of 2,500,000 shares of common stock by selling stockholders for an aggregate offering price of approximately $15.0 million, and the sale of up to an additional 1,125,000 shares of common stock by selling stockholders pursuant to the underwriters’ over-allotment option. We sold and issued 5,000,000 shares of our common stock for an aggregate offering price of $30.0 million, and the selling stockholders sold 3,443,562 shares of common stock, including 943,562 shares pursuant to the underwriters’ over-allotment option, for an aggregate offering price of approximately $20.7 million. We did not receive any proceeds from the sale of shares sold by the selling stockholders. The 30-day overallotment option period with respect to the remaining 181,438 shares expired on May 14, 2011. The managing underwriter of the IPO was Barclays Capital Inc. After deducting underwriting discounts, commissions and offering expenses paid or payable by us of approximately $8.7 million, the net proceeds to us from the IPO were approximately $21.3 million. No offering expenses were paid or are payable, directly or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities or to any of our affiliates.

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4—REMOVED AND RESERVED

ITEM 5—OTHER INFORMATION

Related Party Transaction – SavingStreet

Director Carl Buccellato is the chief executive officer of SavingStreet, LLC (formerly New Casa 188, LLC), or SavingStreet, and owns 32% of its membership interests. On August 10, 2011, we amended the strategic relationship agreement with SavingStreet to enable the parties to offer to Encompass users a lead generation service, referred to as the Early Alert Program. Pursuant to this amendment, SavingStreet will design, develop, administer, maintain and deliver the Early Alert Program and we will be responsible for marketing and selling this program to our Encompass users. We and SavingStreet agree to share equally the revenue received from the Early Alert Program, after deducting third party lead generation costs.

ITEM 6—EXHIBITS

Exhibit Number	Description of Document

10.1	Amendment No. 2 to the Amended Strategic Relationship Agreement, effective as of July 1, 2011, between Ellie Mae, Inc. and Saving Street, LLC

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

**	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELLIE MAE, INC.

Date: August 10, 2011	By:	/s/ Edgar Luce
Edgar Luce
Executive Vice President, Finance and Administration and Chief Financial Officer
(Principal Financial and Accounting Officer and duly authorized signatory)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

10.1	Amendment No. 2 to the Amended Strategic Relationship Agreement, effective as of July 1, 2011, between Ellie Mae, Inc. and Saving Street, LLC

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

**	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.