Form 10-Q
period 2011-09-30
ELLIE MAE INC
filed 2011-11-10
CIK 1122388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:

As of October 31, 2011:

Class	Number of Shares
Common Stock, $0.0001 par value	20,746,724

PART I—FINANCIAL INFORMATION

ITEM 1—CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Ellie Mae, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2011	December 31, 2010
	(in thousands, except share and per share amounts)
Assets
Current assets
Cash and cash equivalents	$18,228	$14,349
Short-term investments	2,536	2,556
Accounts receivable, net of allowances for doubtful accounts of $131 and $48, as of September 30, 2011 and December 31, 2010, respectively	6,581	4,243
Prepaid expenses and other	1,358	665
Note receivable	1,000	0
Deferred offering costs	0	4,667

Total current assets	29,703	26,480
Property and equipment, net	5,201	2,710
Deposits and other assets	139	632
Note receivable	16	1,000
Other intangibles, net	8,581	613
Goodwill	49,488	31,521

Total assets	$93,128	$62,956

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$2,144	$3,756
Accrued and other current liabilities	3,852	3,442
Acquisition holdback, net of discounts	2,794	0
Deferred revenue	4,000	3,188
Deferred rent	208	192
Leases payable	6	114

Total current liabilities	13,004	10,692
Deferred revenue, net of current portion	162	137
Deferred rent, net of current portion	678	813
Acquisition holdback, net of current portion and discounts	4,825	0
Other long term liabilities	360	467
Leases payable, net of current portion	5	0

Total liabilities	19,034	12,109

Commitments and contingencies (Note 8)
Redeemable convertible preferred stock, $0.0001 par value per share;
10,000,000 and 14,323,714 authorized shares, 0 and 11,770,472 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	0	82,672
Stockholders’ equity (deficit):
Common stock, $0.0001 par value per share;
140,000,000 and 21,666,666 authorized shares, 20,741,101 and 3,629,662 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	2	0
Additional paid-in capital	114,697	8,951
Accumulated deficit	(40,605)	(40,776)

Total stockholders’ equity (deficit)	74,094	(31,825)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$93,128	$62,956

See accompanying notes to these condensed consolidated financial statements.

Ellie Mae, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	( in thousands, except share and per share amounts)
Revenues	$14,673	$11,924	$36,740	$30,566
Cost of revenues	4,045	3,146	10,920	9,308

Gross profit	10,628	8,778	25,820	21,258
Operating expenses
Sales and marketing	3,047	2,411	7,995	7,070
Research and development	3,452	2,566	8,862	7,825
General and administrative	3,376	2,040	9,103	7,553

Total operating expenses	9,875	7,017	25,960	22,448

Income (loss) from operations	753	1,761	(140)	(1,190)
Other income, net	16	31	95	92

Income (loss) before income taxes	769	1,792	(45)	(1,098)
Income tax provision	(241)	12	(216)	28

Net income (loss)	$1,010	$1,780	$171	$(1,126)

Net income (loss) per share of common stock:
Basic	$0.05	$0.50	$0.01	$(0.33)

Diluted	$0.05	$0.10	$0.01	$(0.33)

Weighted average common shares used in computing net income (loss) per share of common stock:
Basic	20,707,275	3,588,189	13,871,955	3,463,627

Diluted	21,966,326	17,195,458	20,170,075	3,463,627

See accompanying notes to these condensed consolidated financial statements.

Ellie Mae, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
	2011	2010
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$171	$(1,126)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,385	1,268
Provision for uncollectible accounts receivable	436	322
Amortization of intangible assets	481	278
Amortization of discount related to holdback	26	0
Stock-based compensation	1,133	1,502
Changes in operating assets and liabilities:
Accounts receivable	(2,313)	(2,261)
Prepaid expenses and other	(627)	(41)
Deposits and other assets	524	5
Accounts payable	911	166
Accrued and other liabilities	31	346
Deferred revenue	(127)	(652)
Deferred rent	(129)	(482)

Net cash provided by (used in) operating activities	1,902	(675)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(3,351)	(1,265)
Purchase of short-term investments	(5,006)	(5,129)
Acquisitions, net of cash acquired	(18,188)	0
Sale of short-term investments	5,026	6,622
Issuance of note receivable	(16)	0

Net cash (used in) provided by investing activities	(21,535)	228

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering net of commission	27,900	0
Offering costs paid during the period	(4,824)	(1,106)
Payment of capital lease obligations	(115)	(293)
Proceeds from issuance of common stock	551	830

Net cash provided by (used in) financing activities	23,512	(569)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,879	(1,016)
CASH AND CASH EQUIVALENTS, Beginning of period	14,349	11,491

CASH AND CASH EQUIVALENTS, End of period	$18,228	$10,475

Supplemental disclosure of non-cash investing and financing activities:
Fixed asset purchases not yet paid	$221	$18
Deferred offering costs not yet paid	0	2,422
Conversion of preferred stock to common stock	82,670	0

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

In September 2008, the Company purchased the assets of Online Documents, Inc. (“ODI”), a provider of technology and services to provide and support the preparation and delivery of electronic mortgage documents. In December 2009, the Company acquired all of the outstanding shares of Mavent Holdings Inc. (“Mavent”), a provider of automated solutions designed to analyze mortgage loan data for regulatory compliance with federal and state laws related to mortgage lending. In January 2011, the Company purchased substantially all of the assets of Mortgage Pricing System, LLC (“MPS”), a developer of sophisticated pricing solutions for mortgage lenders. On August 15, 2011, the Company acquired all of the outstanding shares of Del Mar Datatrac, Inc., (“DMD”), a mortgage lending automation business. For more information, see Note 5 – Acquisitions.

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

NOTE 2—Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) for interim financial information and Article 10 of Regulation S-X issued by the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position and cash flows. The results of operations for the three months and nine months ended September 30, 2011 are not necessarily indicative of results that may be expected for the year ending December 31, 2011 or any other period. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s final prospectus, dated April 14, 2011, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, in connection with the IPO (File No. 333-166438).

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

Concentration of Credit Risk

The Company’s cash and cash equivalents are deposited with major financial institutions in the United States. At times, such deposits may be in excess of insured limits. Management believes that the Company’s investments in cash equivalents are financially sound and have minimal credit risk. The Company’s accounts receivable are derived from revenue earned from customers located in the United States. The Company had no customers that represented 10% or more of revenues for the three and nine months ended September 30, 2011 and 2010. No customer represented more than 10% of accounts receivable as of September 30, 2011 or December 31, 2010.

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

Website Development Costs

The Company expenses costs related to the planning and post implementation phases of its website development efforts. For the three and nine months ended September 30, 2011 and 2010, direct costs incurred in the development phase have not been material and, as a result, any development phase costs have been expensed to cost of revenues as incurred. Costs associated with minor enhancements and maintenance for the website are included in cost of revenues in the accompanying condensed consolidated statements of operations.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and are depreciated on a straight-line basis over their estimated useful lives, which is generally three years. Leasehold improvements and assets acquired under capital leases are amortized over the shorter of the asset’s useful life or term of the lease.

Business Combinations

Effective January 1, 2009, the Company adopted FASB ASC 805, Business Combinations (“ASC 805”). This updated guidance requires the acquirer of a business to recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, measured at their fair values as of the acquisition date. Under ASC 805, the Company recognizes contingent consideration arrangements at their acquisition-date fair values with subsequent changes in fair value reflected in earnings, recognizes pre-acquisition loss and gain contingencies at their acquisition-date fair values (with certain exceptions), capitalizes in-process research and development assets, expenses acquisition-related transaction costs as incurred, and limits the capitalization of acquisition-related restructuring as of the acquisition date. In addition, changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period are recognized in earnings rather than as an adjustment to the cost of acquisition.

Goodwill and Other Intangible Assets

Other intangible assets are stated at cost less accumulated amortization. Other intangible assets include developed technology, tradenames and customer lists and contracts. Intangible assets with finite lives are amortized on a straight-line basis over the estimated periods of benefit, as follows:

Developed technology	3-5 years
Tradenames	3 years
Customer lists and contracts	1-9 years

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

(b) Subscription Services and Usage-Based Fee Arrangements. Subscription services and usage-based fee arrangements generally include a combination of the Company’s products delivered as software as a service, product updates and support services. These revenues generally include the following:

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

Effective January 1, 2011, the Company adopted Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to ASC Topic 605, Revenue Recognition) (“ASU 2009-13”). The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. The Company adopted this new standard on a prospective basis; therefore, it applies only to revenue arrangements entered into or materially modified beginning January 1, 2011. For revenue arrangements that were entered into or materially modified after the adoption of this standard, implementation of this new authoritative guidance has not had a significant impact on the Company’s reported revenue in the three and nine months ended September 30, 2011 as compared to revenue if the related arrangements entered into or modified after the effective date were subject to the accounting requirements in effect during the prior year periods. The Company does not expect the adoption of this new accounting standard will have significant impact on its revenue recognition in the future.

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

Warranties and Indemnification

The Company provides a warranty for its software products and services to its customers and accounts for its warranties as a contingent liability. The Company’s products are generally warranted to perform substantially as described in the associated product documentation for a period of 90 days. The Company’s services are generally warranted to be performed consistent with industry standards for a period of 90 days from delivery. If there is a failure of such warranties, the Company generally is obligated to correct the product or service to conform to the warranty provision or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. With respect to Encompass Compliance Service, the Company provides a limited warranty, which limits its liability to the reimbursement for losses incurred by a customer due to fines, penalties or judgments imposed or levied upon a customer as a result of a violation of a specific law, rule or regulation resulting from an error in the provision of the Company’s Encompass Compliance Service. The Company’s maximum exposure is limited under its services agreements to the greater of the total service fees paid by a customer for such services during the specified period preceding the relevant claim, typically six to 12 months, or a specified dollar amount ranging from $1.0 million to $5.0 million. The Company has not historically incurred any claims and maintains a total of $5.0 million in professional liability insurance coverage. The Company has not provided for a warranty accrual as of September 30, 2011 or December 31, 2010. To date, the Company’s product warranty expense has not been significant.

The Company generally agrees to indemnify its customers against legal claims that the Company’s software products infringe certain third-party intellectual property rights and accounts for its indemnification obligations as a contingent liability. In the event of such a claim, the Company is obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of an infringement, the Company agrees to modify or replace the infringing product, or, if those options are not reasonably possible, to refund the cost of the software, as pro-rated over a period of years. To date, the Company has not been required to make any payment resulting from infringement claims asserted against its customers. As such, the Company has not recorded a liability for infringement costs as of September 30, 2011 or December 31, 2010.

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

Advertising Expenses

The Company expenses advertising costs as incurred. Advertising expenses for the three months ended September 30, 2011 and 2010 were $78,000 and $116,000, respectively. Advertising expenses for the nine months ended September 30, 2011 and 2010 were $260,000 and $203,000, respectively.

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

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss), specifically unrealized gains (losses) on short-term investments, which were insignificant for the three and nine months ended September 30, 2011 and 2010. As a result, comprehensive income (loss) is equivalent to net income (loss) for all periods presented.

Geographical Information

The Company is domiciled in the United States and had no international operations or sales to customers outside of the United States for the three and nine months ended September 30, 2011 and 2010.

NOTE 3—Net Income (Loss) Per Share of Common Stock

Net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average shares of common stock outstanding during the period. Diluted net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted average shares of common stock outstanding and potential shares of common stock during the period. Potential shares of common stock include dilutive shares attributable to the assumed exercise of stock options, warrants and employee stock purchase plan shares using the treasury stock method and contingent issuances of common stock related to redeemable convertible preferred stock, if dilutive.

The components of net income (loss) per share of common stock were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands, except share and per share amounts)
Net income (loss)	$1,010	$1,780	$171	$(1,126)

Basic shares:
Weighted average common shares outstanding	20,707,275	3,588,189	13,871,955	$3,463,627

Diluted shares:
Weighted average shares used to compute basic net loss per share	20,707,275	3,588,189	13,871,955	3,463,627
Effect of potentially dilutive securities:
Warrants to purchase common stock , employee stock options and convertible preferred stock	1,259,051	13,607,269	6,298,120	0

Weighted average shares used to compute diluted net loss per share	21,966,326	17,195,458	20,170,075	3,463,627

Net income (loss) per share:
Basic	$0.05	$0.50	$0.01	$(0.33)
Diluted	$0.05	$0.10	$0.01	$(0.33)

The following potential common shares were excluded from the computation of diluted net income (loss) per share, as their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months ended September 30,
	2011	2010	2011	2010
Warrants to purchase common stock	0	0	0	364,663
Employee stock options and awards	1,168,640	438,288	891,907	1,908,056
Convertible preferred stock	0	0	0	11,770,472

	1,168,640	438,288	891,907	14,043,191

Performance-based awards are included in the diluted shares outstanding for each period if the established performance criteria have been met at the end of the respective periods. However, if none of the required performance criteria have been met for such awards then the Company excludes the shares of such awards from its diluted shares outstanding. Accordingly, weighted average shares of 583,333 have also been excluded from the dilutive shares outstanding for each of the three and nine months ended September 30, 2011 and 2010, respectively.

All of the redeemable convertible preferred stock automatically converted to common stock on a 1-for-1 basis in connection with the consummation of the IPO. For the three and nine months ended September 30, 2010 and 2011, amounts presented in the table above are the weighted average shares of common stock underlying outstanding shares of redeemable convertible preferred stock.

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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis at September 30, 2011 and December 31, 2010, according to the valuation techniques the Company used to determine their values (in thousands):

		Fair Value Measurements
	Fair Value at September 30, 2011	Using Inputs Considered as
		Level 1	Level 2	Level 3
Money Market funds	$15,550	$15,550	$0	$0
U.S.government and governmental agency obligations	2,869	0	2,869	0

	$18,419	$15,550	$2,869	$0

		Fair Value Measurements
	Fair Value at December 31, 2010	Using Inputs Considered as
		Level 1	Level 2	Level 3
Money Market funds	$9,902	$9,902	$0	$0
U.S.government and governmental agency obligations	4,102	0	4,102	0

	$14,004	$9,902	$4,102	$0

As of September 30, 2011, the Company did not have any assets or liabilities that were valued using Level 3 inputs. As of December 31, 2010, the performance-based payment of $117,000, which related to the Mavent acquisition was valued using Level 3 inputs.

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

The carrying amounts and estimated fair value of cash and cash equivalents and short-term investments consisted of the following as of September 30, 2011 and December 31, 2010:

	September 30, 2011
	Amortized Cost	Unrealized Gains (Losses)	Carrying or Fair Value
		(in thousands)
Cash and cash equivalents
Cash	$2,345	$0	$2,345
Money market funds	15,550	0	15,550
U.S. government notes	333	0	333

	$18,228	$0	$18,228

Short-term investments:
U.S. government agencies	$2,536	$0	$2,536

	December 31, 2010
	Amortized Cost	Unrealized Gains (Losses)	Carrying or Fair Value
		(in thousands)
Cash and cash equivalents
Cash	$2,901	$0	$2,901
Money market funds	9,902	0	9,902
U.S. government notes	1,546	0	1,546

	$14,349	$0	$14,349

Short-term investments:
U.S. government agencies	$2,556	$0	$2,556

NOTE 5—Acquisition

DMD Acquisition

On August 15, 2011, the Company entered into a Stock Purchase Agreement and acquired all of the outstanding shares of DMD, a mortgage lending automation business, for a total purchase consideration of approximately $25.2 million in cash, of which $17.2 million was paid at closing and the remaining $8.0 million (“the holdback”) will be paid without interest as follows: (i) $3.0 million on August 15, 2012; (ii) $3.0 million on August 15, 2013; and (iii) $2.0 million August 15, 2014.

Subject to certain exceptions and limitations, the Company and DMD have agreed to indemnify each other for breaches of representations, warranties and covenants and other specified matters. Subject to certain exceptions, $3.75 million of the cash consideration to be paid in the future in accordance with the payment schedule described above will be available for a period of 18 months to satisfy any amounts owed by DMD to the Company pursuant to the indemnification provisions of the Stock Purchase Agreement.

The acquisition is accounted for as a business combination. The operating results of DMD including revenue of $0.8 million and net loss of $0.6 million have been included in the Company’s condensed consolidated financial statements commencing as of the acquisition date of August 15, 2011. In connection with the acquisition, the Company incurred related transaction expenses of approximately $0.4 million which have been recorded in general and administrative expenses in the Company’s consolidated statement of operations. The Company expects to finalize its estimates of fair value of current assets acquired and current liabilities assumed by December 2011. Revision to the allocated amounts following the end of the measurement period will be recognized as a charge to operations.

The allocation of the consideration of $25.2 million, net of $0.4 million of imputed interest related to the holdback, to the identifiable tangible and intangible assets acquired and liabilities assumed under the purchase method of accounting, based on their estimated fair values as of the acquisition date, is summarized in the following table (in thousands):

Current assets (consisting primarily of accounts receivable	$521
Property and equipment	329
Other long term assets	31
Amortizable intangible assets:
Customer relationships	4,220
Maintenance relationships	2,490
Developed technology	960
Tradename	230
Defered revenue, current	(964)
Other current liabilities	(537)
Long-term liabilities	(22)
Goodwill	17,523

Total Purchase Consideration	$24,781

Customer relationships relate to the Company’s ability to sell existing and future versions of the Company’s products and services to existing DMD customers. The fair value of the customer relationships was determined by discounting the estimated net future cash flows from the customer contracts. The Company is amortizing customer relationships on a straight-line basis over an estimated life of 6 years.

Maintenance relationships relate to DMD’s existing maintenance contracts and the Company’s ability to sell existing and future versions of the Company’s products and services to existing DMD customers. The fair value of the maintenance relationships was determined by discounting the estimated net future cash flows from those maintenance customer contracts. The Company is amortizing the assets on a straight-line basis over an estimated life of 9 years.

Developed technology consists of products which have reached technological feasibility and relate to mortgage lending solutions. The value of the developed technology was determined by discounting the estimated net future cash flows of these products. The Company is amortizing the existing and core technology on a straight-line basis over estimated lives of 3 years.

Tradename represents various DMD brands, registered product names and marks. The fair value of tradename was determined by estimating a benefit from owning the asset rather than paying a royalty to a third party for the use of the asset. The Company is amortizing the asset on a straight-line basis over an estimated life of 3 years.

Of the total estimated purchase price paid at the time of acquisition, approximately $17.5 million has been allocated to goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets and is not deductible for tax purposes. Among the factors that contributed to a purchase price in excess of the fair value of the net tangible and intangible assets was the acquisition of an assembled workforce of experienced mortgage origination software development engineers, synergies in products, technologies, skill sets, operations, customer base and organizational cultures that can be leveraged to enable us to build an enterprise value greater than the sum of its parts.

The following unaudited pro forma combined results of operations give effect to the acquisition of DMD as if it had occurred at January 1, 2010. The unaudited pro forma combined results of operations are provided for informational purposes only and do not purport to represent the Company’s actual consolidated results of operations or consolidated financial position had the acquisition occurred on the dates assumed, nor are these financial statements necessarily indicative of the company’s future consolidated results of operations or consolidated financial position. The Company expects to incur costs and realize benefits associated with integrating the operations of the Company and DMD. The unaudited pro forma combined results of operations do not reflect the costs of any integration activities or any benefits that may result from operating efficiencies or revenue synergies. The pro forma combined results of operations for both the nine months ended September 30, 2011 and 2010 include non-recurring adjustments of $0.5 million relating to the reduction of DMD deferred revenue to its estimated fair value as of the acquisition date and the corresponding impact on subsequently recognized revenue, and $1.0 million of direct acquisition costs for the nine months ended September 30, 2011.

	Nine months ended September 30,
	2011	2010
	(in thousands, except per share amounts)
Revenues	$41,915	$35,533
Net loss	$(1,440)	$(3,187)
Basic net loss per share	$(0.10)	$(0.92)
Diluted net loss per share	$(0.10)	$(0.92)

MPS Acquisition

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

The allocation of the fair value of assets acquired and liabilities assumed was as follows (in thousands):

Current assets	$6
Fixed assets	10
Developed technology	210
Customer lists and contracts	339
Accounts payable and accrued liabilities	(9)
Goodwill	444

Total Purchase Consideration	$1,000

Developed technology, customer lists and contracts will be amortized over a period of 5 years, 5 years and 1 year, respectively.

NOTE 6—Other Intangibles

As of September 30, 2011 and December 31, 2010, other intangibles, net, consisted of the following:

	September 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles

		(in thousands)
Developed technology	$4,252	$(2,919)	$1,333
Tradenames	1,606	(1,372)	234
Customer lists and contracts	10,502	(3,488)	7,014

	$16,360	$(7,779)	$8,581

	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles

		(in thousands)
Developed technology	$3,082	$(2,714)	$368
Tradenames	1,376	(1,356)	20
Customer lists and contracts	3,453	(3,228)	225

	$7,911	$(7,298)	$613

During the three months ended September 30, 2011 and 2010, the Company recorded amortization of other intangible assets of $258,000 and $93,000, respectively, which is included as a component of cost of revenues and sales and marketing expenses. During the nine months ended September 30, 2011 and 2010, the Company recorded amortization of other intangible assets of $481,000 and $278,000, respectively,

Minimum future amortization expense for other intangible assets at September 30, 2011 was as follows (in thousands):

2011 (remaining three months)	$416
2012	1,635
2013	1,441
2014	1,405
2015	1,032
Thereafter	2,652

$8,581

NOTE 7—Goodwill

The changes in the carrying value of goodwill for the nine months ended September 30, 2011 were as follows (in thousands):

Balance at December 31, 2010	$31,521
Addition: MPS Acquisition	444
Addition: DMD Acquisition	17,523

Balance at September 30, 2011	$49,488

NOTE 8—Commitments and Contingencies

Leases

As of September 30, 2011, the Company leased four facilities under operating lease arrangements. The leases expire on December 31, 2011, January 31, 2012, May 31, 2014 and April 29, 2015. For leases that are close to expiration, the Company is in the process of renewing the existing lease or identifying new facilities. Certain leases contain escalation clauses calling for increased rents. Rent expense was $250,000 and $212,000, for the three months ended September 30, 2011 and 2010, respectively and $672,000 and $626,000, for the nine months ended September 30, 2011 and 2010, respectively. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.

Legal Proceedings

On August 28, 2009, DocMagic Inc., (“DocMagic”), filed a lawsuit against the Company in the U.S. District Court for the Northern District of California (DocMagic, Inc. v. Ellie Mae, Inc., Case No. 3:09-CV-4017), which is referred to in this report as the Federal Action, alleging that the Company had engaged in monopolization and/or attempted monopolization of an alleged product market composed of “internet portal[s] providing electronic linkages for mortgage loan closing document preparation services,” and that it is subject to liability for related state court claims for intentional interference with contractual relationship, interference with prospective economic advantage and unfair competition. DocMagic’s claims relate to the August 2009 expiration of a September 2006 Electronic Bridge Agreement pursuant to which DocMagic had been a vendor on the Ellie Mae Network. In addition, DocMagic filed a separate lawsuit against Ellie Mae in the Superior Court of California for the City and County of San Francisco (DocMagic, Inc. v. Ellie Mae, Inc., Case No. CGC-09-491986), which is referred to in this report as the State Action, wherein it alleged a related claim of breach of a September 2006 reseller agreement between the parties and also alleged unfair competition. The State Action was later dismissed without prejudice pursuant to an agreement between the parties so that the parties could re-file their state law claims in the Federal Action. DocMagic amended its complaint to include the state claims and also Lanham Act and Copyright Act claims.

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

The initial complaint was dismissed with leave to amend as to certain claims and DocMagic’s claims for attempted monopolization and false advertising were dismissed with prejudice. DocMagic then filed a second amended complaint, re-alleging claims that were dismissed with leave to amend. The Company answered the second amended complaint, denying all material allegations, and filed its second amended counterclaim. DocMagic answered the second amended counterclaim, denying all material allegations. Discovery is proceeding. On May 16, 2011, the Court ordered the parties to mediation, which the parties attended on August 24, 2011.

On March 25, 2011, Industry Access Incorporated filed a patent infringement lawsuit against the Company and another defendant in the U.S. District Court for the Central District of California. The complaint alleges, among other things, that certain aspects of the Company’s Encompass 360 loan management software system and related operations infringe a single patent, and seeks declaratory relief and unspecified damages from the defendants, including enhanced damages for willful infringement and reasonable attorneys’ fees. On June, 24, 2011, the Court issued an order requiring plaintiff to serve the complaint on all defendants within three days of the order. On June 28, 2011, plaintiff served the Company with the complaint and the Company filed its answer on August 5, 2011 denying all material allegations of the complaint. Discovery is proceeding. The Company intends to defend this claim vigorously.

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

In December 2001, the Company made offers to replace employee options with an exercise price of $13.83 per share with options having an exercise price of $3.75 per share. Options for a total of 758,049 shares were canceled and repriced at $3.75 per share by December 31, 2001. The replacement options are being accounted for using variable plan accounting. The Company recognized stock-based compensation benefit of $16,000 and expense of $27,000 for the three months ended September 30, 2011 and 2010, respectively, and stock-based compensation benefit of $403,000 and expense of $447,000 for the nine months ended September 30, 2011 and 2010, respectively, related to the variable plan accounting for these options. As of September 30, 2011 and December 31, 2010, respectively, 90,401 shares and 133,244 shares of these replacement options remained outstanding.

Stock-based compensation expense related to stock options granted was approximately $373,000 and $281,000 for the three months ended September 30, 2011 and 2010, respectively and approximately $1,447,000 and $1,055,000 for the nine months ended September 30, 2011 and 2010, respectively.

Stock-based compensation expense related to the ESPP adopted in March 2011 was approximately $20,000 and $89,000 for the three and nine months ended September 30, 2011, respectively.

Total stock-based compensation expense recognized by the Company consisted of:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)
Cost of revenues	$22	$20	$59	$138
Sales and marketing	23	59	132	212
Research and development	98	82	246	301
General and administrative	233	147	696	851

	$376	$308	$1,133	$1,502

The following table summarizes the Company’s stock option activities for the nine months ended September 30, 2011:

	Shares	Weighted average exercise price
Outstanding at December 31, 2010	3,612,500	$3.51
Options granted	629,068	5.44
Options exercised	(85,712)	2.28
Options forfeited or expired	(83,514)	8.17

Outstanding at September 30, 2011	4,072,342	$3.74

Vested and expected to vest at September 30, 2011	4,017,416	$3.72

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Stock Option Plans:
Risk-free interest rate	1.33%	1.47-2.10%	1.33-2.20%	1.41-3.12%
Expected Life of options (in years)	5.27-6.08	5.00-6.08	5.27-6.08	5.00-6.08
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Volatility	53-54%	55-56%	53-55%	55-56%
Employee Stock Purchase Plan
Risk-free interest rate	0.05%	—	0.05%	—
Expected Life of options (in years)	0.50	—	0.50	—
Expected dividend yield	0.00%	—	0.00%	—
Volatility	52%	—	52%	—

In February 2011, the Company accepted promissory notes receivable from non-officer employees in consideration for the exercise of 29,163 fully vested stock options that were subject to variable accounting. The promissory notes are secured by the underlying shares of common stock. The notes receivable, totaling $185,485 bear interest at 0.51% per annum and are due upon the first to occur of: (a) the second anniversary of note, (b) two hundred ten (210) days following an initial public offering of the Company’s capital stock, (c) immediately prior to the dissolution or liquidation of the Company or upon a transaction resulting in a change of control, including by merger or by sale of all or substantially all of the Company’s assets, (d) the employee’s termination as an employee or consultant of the Company, or (e) the occurrence of an event of default as defined in the promissory note. The notes receivable are considered to be non-recourse notes under relevant accounting guidance. Since the notes are non-recourse for accounting purposes, the resulting exercises of the stock options have been determined to not be substantive. Therefore, the Company did not reflect the exercise of the stock options for accounting purposes in its balance sheet at September 30, 2011. The notes were outstanding at September 30, 2011. The exercise of the shares through the promissory notes effectively provided for an extension of the term of each award for a period of up to two years, resulting in a substantive modification under relevant accounting guidance. Variable accounting for these awards ceased, and the modification did not have a material impact on the financial statements. For more information, see Note 13 – Subsequent Events.

In December 2010, the Company accepted promissory notes receivable from non-officer employees in consideration for the exercise of 36,400 fully vested stock options that were subject to variable accounting. The promissory notes are secured by the underlying shares of common stock. The notes receivable, totaling $137,000, bear interest at 0.32% per annum and are due upon the first to occur of: (a) December 17, 2012, (b) two hundred ten (210) days following an initial public offering of the Company’s capital stock, (c) immediately prior to the dissolution or liquidation of the Company or upon a transaction resulting in a change of control, including by merger or by sale of all or substantially all of the Company’s assets, (d) the employee’s termination as an employee or consultant of the Company, or (e) the occurrence of an event of default as defined in the promissory note. The notes receivable are considered to be non-recourse notes under relevant accounting guidance. Since the notes are non-recourse for accounting purposes, the resulting exercises of the stock options have been determined to not be substantive. Therefore, the Company did not reflect the exercise of the stock options for accounting purposes in its balance sheet at September 30, 2011. The notes were outstanding at September 30, 2011. The exercise of the shares through the promissory notes effectively provided for an extension of the term of each award for a period of up to two years, resulting in a substantive modification under relevant accounting guidance. Variable accounting for these awards ceased, and the modification did not have a material impact on the financial statements. For more information, see Note 13 – Subsequent Events.

NOTE 11—Related Party Transactions

In the ordinary course of business, certain investors in the Company are also trade customers. Revenues earned from these related parties were $483,000 and $510,000, for the three months ended September 30, 2011 and 2010, respectively, and were $1,349,000 and $1,334,000, for the nine months ended September 30, 2011 and 2010, respectively, and were primarily included in Network Transactions revenue. There was $449,000 and $0 expenses incurred for services from these related parties for the three months ended September 30, 2011 and 2010, respectively and $548,000 and $0 for the nine months ended September 30, 2011 and 2010, respectively.

Accounts receivable with respect to these related parties under these arrangements were $389,000 and $241,000 as of September 30, 2011 and December 31, 2010, respectively. Amounts due to related parties were $216,000 and $4,000 as of September 30, 2011 and December 31, 2010, respectively.

During 2008, the Company issued warrants to purchase an aggregate of 133,333 shares of common stock to a private company. Two of the founders of such company are also investors in the Company and one of whom serves on the Company’s board of directors. The warrants were outstanding as of September 30, 2011, but were unvested and will remain unvested until certain performance requirements under the arrangement are met.

Carl Buccellato is a director of the Company and is the chief executive officer of SavingStreet, LLC (“SavingStreet”) for which he owns 32% of its membership interests. On August 10, 2011, the Company amended the strategic relationship agreement with SavingStreet to enable the parties to offer to Encompass users a lead generation service, referred to as the Early Alert Program. Pursuant to this amendment, SavingStreet will design, develop, administer, maintain and deliver the Early Alert Program and the Company will be responsible for marketing and selling this program to our Encompass users. The Company and SavingStreet agree to equally share in the revenue received from the Early Alert Program, after deducting third party lead generation costs. There was no revenue earned from SavingStreet for the three and nine months ended September 30, 2011 and 2010. There was $83,000 and $0 expenses incurred for the three months ended September 30, 2011 and 2010, respectively, and $183,000 and $0 expenses incurred for the nine months ended September 30, 2011 and 2010, respectively, related to SavingStreet. Amounts due to SavingStreet was $15,000 and $4,000 as of September 30, 2011 and December 31, 2010.

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

For enterprise-wide disclosure, the Company is organized primarily on the basis of service lines. Supplemental disclosure of revenue by service type is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)
Software and services	$11,827	$9,121	$29,452	$23,795
Network transactions (including related parties)	2,846	2,803	7,288	6,771

	$14,673	$11,924	$36,740	$30,566

NOTE 13—Subsequent Events

On November 3, 2011, the Company’s board of directors approved extending the maturity date of each of the outstanding secured promissory notes held by the Company that had been issued by certain non-officer employees in connection with stock options that otherwise would have expired prior to the Company’s initial public offering. See Note 10 for more information about the promissory notes. As a result of the extension approved by the Company’s board of directors, the promissory notes will now be due on the earlier of: (i) (x) November 11, 2013 for the promissory notes related to 36,400 nonqualified options and (y) May 11, 2012 for the promissory notes related to 29,163 incentive stock options; (ii) immediately prior to the dissolution or liquidation of the Company or upon a transaction resulting in a change of control, including by merger or by sale of all or substantially all of the Company’s assets; (iii) the employee’s termination as an employee or consultant of the Company; or (iv) the occurrence of an event of default as defined in the promissory note. The Company expects the additional stock-based compensation expense associated with the extension to be immaterial.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events or our future financial performance. Forward-looking statements may include words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or other wording indicating future results or expectations. Forward-looking statements are subject to risks and uncertainties, and actual events or results may differ materially. Factors that could cause our actual results to differ materially include, but are not limited to, those discussed under “Risk Factors” in this report. We also face risks and uncertainties relating to our business including: our ability to accurately forecast revenues and appropriately plan our expenses; the impact of changes in mortgage interest rates; the volume of mortgages originated by our Encompass users; fluctuations in mortgage lending volume; the number of Encompass users, and in particular Lender Encompass Users; transaction volume on the Ellie Mae Network; the risk that the anticipated benefits, growth prospects and synergies expected from the Del Mar Datatrac acquisition may not be fully realized or may take longer to realize than expected; the impact of uncertain domestic and worldwide economic conditions, including the resulting effect on residential mortgage volumes; the effectiveness of our marketing and sales efforts to attract new and retain existing Encompass SaaS users and Ellie Mae Network participants; our ability to enhance the features and functionality of our Encompass software and the Ellie Mae Network; the level of demand for our Encompass Closer document preparation and other services we offer; the timing of the introduction and acceptance of new Ellie Mae Network offerings and additional services including our Encompass SaaS offering; changes in mortgage originator, lender, investor or service provider behavior and any related impact on the residential mortgage industry; changes in government regulation affecting Ellie Mae Network participants or our business; our ability to successfully manage any future acquisitions of businesses, solutions or technologies; the timing of future acquisitions of businesses, solutions or technologies and new product launches; the attraction and retention of qualified employees and key personnel; our ability to protect our intellectual property, including our proprietary Encompass software; interruptions in Ellie Mae Network service, our hosted Encompass software and any related impact on our reputation; and costs associated with defending intellectual property infringement and other claims. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that arises after the date of this report, or to conform such statements to actual results or changes in our expectations.

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

Lenders, service providers and certain government-sponsored entities using the Ellie Mae Network pay us fees, which we refer to as Network Transaction revenues, when they effect a transaction over the Ellie Mae Network. A Network Transaction occurs when an Encompass user sends an electronic service request to any lender, service provider or other participant through our network and that request has been accepted.

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

We were formed in 1997 and reincorporated in Delaware in November 2009. From inception through 2000, we developed initial versions of our network. We launched our first transaction platform in late 2000, the present version of which is the Ellie Mae Network. We acquired two software companies in 2000 and 2001 as our initial entry into the business of providing loan processing software and document preparation services for mortgage originators. We introduced our internally developed Encompass software solution in 2003. We acquired software and related assets from Online Documents, Inc., or ODI, to enhance our document preparation services in September 2008, commenced our compliance services offering in December 2009 through our acquisition of Mavent, and added our Encompass Product and Pricing Service to our Encompass software in January 2011 through our acquisition of assets from MPS. On August 15, 2011, we acquired all of the outstanding shares of Del Mar Datatrac, Inc., or DMD, a mortgage lending automation business, to increase our customer base and our product offerings by providing additional proprietary back-end mortgage lending software and to broaden the functionality of our Encompass solutions.

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

The mortgage industry has undergone significant changes since 2007, largely in response to the hundreds of billions of dollars of loan defaults and massive losses suffered by lenders and investors. Our business strategy has evolved to address recent industry trends, including:

•	the lower mortgage lending volumes expected in 2011 and 2012 as compared to 2010, as forecasted by Fannie Mae, Freddie Mac and the Mortgage Bankers Association;

•	decreased profitability for mortgage originators as a result of reduced mortgage originations;

•	a continued significant decline in the number of mortgage brokerages and an increase in the relative importance of mortgage lenders, which not only arrange but also fund loans;

•	increased lender quality requirements for new loans; and

•	regulatory reforms that have significantly increased the complexity and importance of regulatory compliance.

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

As an additional response to market conditions, we have, beginning in late 2009, focused our marketing and sales efforts on our Encompass SaaS offering, and particularly our Encompass SaaS success-based pricing model, in contrast to our license model. In our Encompass SaaS offering, the customer does not pay the significant up-front licensing fee associated with our license model, which we believe is particularly attractive in the present residential mortgage origination market. Our Encompass SaaS success-based pricing model builds on this value proposition by aligning the payments of our customers for our software and services with their own receipt of revenues. The effect of these changes is a delay in our receipt of a significant portion of our revenues from the time of the initial sale until subsequent periods, which decreased our revenues in the first half of 2010. Customers of our Encompass SaaS success-based pricing model are comprised of customers that have converted from our licensed Encompass software or flat monthly per user hosted offerings and new customers to Encompass. At September 30, 2011 and 2010, we had 21,328 and 12,844 Active SaaS Encompass Users, respectively, of which 16,196 and 6,785, respectively, used our success-based pricing model. SaaS Encompass Users generated $12.9 million and $10.7 million of our revenues for the three months ended September 30, 2011 and 2010, respectively, and $33.4 million and $27.2 million of our revenues for the nine months ended September 30, 2011 and 2010, respectively, of which $4.2 million and $1.6 million for the three months ended September 30, 2011 and 2010, and $9.3 million and $2.5 million for the nine months ended September 30, 2011 and 2010, respectively, was generated by users of our success-based pricing model. We typically generate higher revenues per user through our Encompass SaaS offering than through our license offering.

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

Acquisition of DMD

On August 15, 2011, we entered into a Stock Purchase Agreement and acquired all of the outstanding shares of DMD, a mortgage lending automation business, for a total purchase consideration of approximately $25.2 million in cash, of which $17.2 million was paid at closing subject to a post-closing working capital adjustment and the remaining $8.0 million will be paid without interest as follows: (i) $3.0 million on August 15, 2012; (ii) $3.0 million on August 15, 2013; and (iii) $2.0 million August 15, 2014. The operating results of DMD have been included in our condensed consolidated financial statements commencing as of the acquisition date of August 15, 2011. In connection with the acquisition, we incurred related transaction expenses of approximately $0.4 million, which we expensed as incurred. For more information, see Note 5 to our Condensed Consolidated Financial Statements.

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

The following table shows these operating metrics as of and for the three and nine months ended September 30, 2011 and 2010:

	Three months ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
		(Unaudited)
Active Encompass Users (at end of period):
Active Lender Encompass Users	43,183	39,368	43,183	39,368
Active Broker Encompass Users	8,375	12,565	8,375	12,565

Total Active Encompass Users	51,558	51,933	51,558	51,933

Average Active Encompass Users (during period):
Average Active Lender Encompass Users	42,443	37,312	41,445	35,589
Average Active Broker Encompass Users	8,543	13,926	9,432	16,642

Average Total Active Encompass Users	50,986	51,238	50,877	52,231

Encompass-related revenues (in thousands):
Encompass-related revenues—Lenders	$12,141	$9,549	$30,706	$23,462
Encompass-related revenues—Brokers	743	1,143	2,650	3,725

Total Encompass-related revenues	$12,884	$10,692	$33,356	$27,187

Encompass-related revenues per Average Active Encompass Users:
Encompass-related revenues—Lenders per Average Active Lender	$286	$256	$741	$659
Encompass-related revenues—Brokers per Average Active Broker	$87	$82	$281	$224
Encompass-related revenues per Average Active Encompass Users	$253	$209	$656	$521
SaaS success-based pricing related data:
Active SaaS Success-Based Pricing Encompass Users (at end of period)	16,196	6,785	16,196	6,785
SaaS success-based pricing-related revenues (in thousands)	$4,187	$1,551	$9,263	$2,536

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

(b) Subscription Services and Usage-Based Fee Arrangements. Subscription services and usage-based fee arrangements generally include a combination of our products delivered as software as a service, product updates and support services. These revenues generally include the following:

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

Effective January 1, 2011, we adopted Accounting Standards Update, or ASU, 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to ASC Topic 605, Revenue Recognition), or ASU 2009-13. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. We adopted this new standard on a prospective basis; therefore, it applies only to revenue arrangements entered into or materially modified beginning January 1, 2011. For revenue arrangements that were entered into or materially modified after the adoption of this standard, implementation of this new authoritative guidance has not had a significant impact on our reported revenue in the three and nine months ended September 30, 2011 as compared to revenue if the related arrangements entered into or modified after the effective date were subject to the accounting requirements in effect during the prior year periods. We do not expect the adoption of this new accounting standard will have significant impact on our revenue recognition in the future.

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

Cost of Revenues

Our cost of revenues consists primarily of: salaries and benefits, including stock-based compensation and allocated facilities costs; expenses for document preparation and compliance services, operations and customer support personnel; depreciation on computer equipment used in supporting the Ellie Mae Network, our Encompass SaaS and CenterWise offerings; amortization of acquired intangible assets that are directly related to our revenues and professional services associated with implementation of our software.

Operating Expenses

Sales and Marketing

Our sales and marketing expenses consist primarily of: salaries; benefits and incentive compensation; including stock-based compensation; and allocated facilities costs. Sales and marketing expenses also include expenses for trade shows, public relations and other promotional and marketing activities, including travel and entertainment expenses, as well as the amortization of acquired intangibles such as customer lists and contracts. We have hired sales personnel to focus on sales of our Ellie Mae Network offerings and our Encompass Banker Edition in light of the increasing percentage of potential customers which are mortgage lenders rather than mortgage brokerages. We also intend to increase marketing activities focused on Encompass Banker Edition, our Ellie Mae Network offerings and our compliance services.

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

General and Administrative

Our general and administrative expenses consist primarily of: salaries and benefits, including stock-based compensation, for employees involved in finance, accounting, human resources, administrative and legal roles, and allocated facilities costs. In addition, general and administrative expenses include consulting, legal, accounting and other professional fees for third-party providers. We expect general and administrative expenses to continue to increase in absolute dollars due to costs associated with being a public company.

Other Income, Net

Other income, net consists primarily of interest income earned on our cash accounts and notes receivables, net of interest expense paid on equipment and software lease lines and imputed interest related to the DMD holdback payments.

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

We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. Our judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax laws or our interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our consolidated balance sheets and consolidated statements of operations. We must also assess the likelihood that deferred tax assets will be realized from future taxable income and, based on this assessment; establish a valuation allowance, if required. Our determination of our valuation allowance is based upon a number of assumptions, judgments and estimates, including forecasted earnings, future taxable income and the relative proportions of revenue and income before taxes in the various jurisdictions in which we operate. To the extent we establish a valuation allowance or change the valuation allowance in a period, we reflect the change with a corresponding increase or decrease to our tax provision in our consolidated statements of operations.

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

We believe that the assumptions and estimates associated with revenue recognition, income taxes, stock-based compensation and goodwill and intangible assets have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. Management believes that there have been no material changes during the three and nine months ended September 30, 2011 to our critical accounting policies and estimates. For more information on our critical accounting policies and estimates, see our prospectus dated April 14, 2011 filed with the Securities and Exchange Commission, or SEC, pursuant to Rule 424(b) under the Securities Act of 1933, as amended, or the Securities Act.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
		(in thousands)
Revenues	$14,673	$11,924	$36,740	$30,566
Cost of revenues (1)	4,045	3,146	10,920	9,308

Gross profit	10,628	8,778	25,820	21,258
Operating expenses
Sales and marketing (1)	3,047	2,411	7,995	7,070
Research and development (1)	3,452	2,566	8,862	7,825
General and administrative (1)	3,376	2,040	9,103	7,553

Total operating expenses	9,875	7,017	25,960	22,448
Income (loss) from operations	753	1,761	(140)	(1,190)
Other income, net	16	31	95	92

Income (loss) before income taxes	769	1,792	(45)	(1,098)
Income tax provision	(241)	12	(216)	28

Net income (loss)	$1,010	$1,780	$171	$(1,126)

(1)	Stock-based compensation included in above line items:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)
Cost of revenues	$22	$20	$59	$138
Sales and marketing	23	59	132	212
Research and development	98	82	246	301
General and administrative	233	147	696	851

	$376	$308	$1,133	$1,502

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(as percentage of revenues)
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	27.6	26.4	29.7	30.5

Gross profit	72.4	73.6	70.3	69.5
Operating expenses
Sales and marketing	20.8	20.2	21.8	23.1
Research and development	23.5	21.5	24.1	25.6
General and administrative	23.0	17.1	24.8	24.7

Total operating expenses	67.3	58.8	70.7	73.4
Income (loss) from operations	5.2	14.8	(0.4)	(3.9)
Other income, net	0.1	0.2	0.3	0.3

Income (loss) before income taxes	5.3	15.0	(0.1)	(3.6)
Income tax provision	(1.6)	0.1	(0.6)	0.1

Net income (loss)	6.9%	14.9%	0.5%	(3.7)%

The following table sets forth certain operating data for the periods presented:

Revenues

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
		(in thousands)
Revenue by type:
Software and Services	$11,827	$9,121	$29,452	$23,795
Network Transactions	2,846	2,803	7,288	6,771

Total	$14,673	$11,924	$36,740	$30,566

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenue by type:
Software and Services	80.6%	76.5%	80.2%	77.8%
Network Transactions	19.4%	23.5%	19.8%	22.2%

Total	100.0%	100.0%	100.0%	100.0%

Total revenues increased $2.8 million, or 23.1%, for the three months ended September 30, 2011 as compared to the same period of 2010. This increase was primarily due to a $2.7 million increase in software and services revenues, comprised of a $2.6 million increase in success-based pricing revenues due to the continued focus of our selling effort on the success based pricing model which resulted in the continued growth in users, a $0.4 million increase in license and maintenance revenue primarily due to our DMD acquisition in August 2011, a $0.4 million increase in our tax transcript services which we began offering in the first quarter of 2011, a $0.1 million increase in product and pricing services which we began offering in the first quarter of 2011 in connection with our acquisition of MPS in January 2011, and a $0.1 million increase in compliance services due to increased usage by our customer base. These increases were partially offset by a $0.6 million decrease in document preparation revenue due to lower loan volume and a $0.3 million decrease in standard hosted Encompass revenues due to existing customers converting to the success-based pricing model.

Total revenues increased $6.2 million, or 20.2% in the nine months ended September 30, 2011 as compared to the same period of 2010. This increase was primarily due to a $5.7 million increase in Software and Services revenues, comprised of a $6.7 million increase in success-based pricing revenues due to the continued focus of our selling effort on the success based pricing model which only starting to generate revenue in its early stages in the first nine months of 2010, a $0.5 million increase in our tax transcript services which we began offering in the first quarter of 2011, a $0.4 million increase in product and pricing services which we began offering in the first quarter of 2011 in connection with our acquisition of MPS in January 2011, and a $0.2 million increase in CenterWise revenue due to additional customers, partially offset by a $0.4 million decrease in self-hosted software and maintenance revenues due to our focus on our Encompass SaaS offering, which led to conversions of existing users of our license model and fewer new license sales and maintenance renewals, a $1.1 million decrease in document preparation services due to lower loan volume and a $0.6 million decrease in standard hosted Encompass revenues due to existing customers converting to the success-based pricing model.

Network Transaction revenues remained stable at $2.8 million for both the three months ended September 30, 2011 and 2010. Network Transaction revenues increased $0.5 million or 7.6% for the nine months ended September 30, 2011 as compared to the same period of 2010 primarily due to a $0.3 million increase in title insurance revenue and a $0.2 million increase due to increased loan activity from lenders on our Ellie Mae Network.

The number of Active Lender Encompass Users increased by 9.7% from 39,368 users at September 30, 2010 to 43,183 users at September 30, 2011, primarily due to new lender customers adopting our Encompass SaaS success-based pricing offering. The number of Active Encompass Users decreased by 0.7% from 51,933 users at September 30, 2010 to 51,558 users at September 30, 2011 due to the 33.3% decline in Active Broker Encompass Users as a result of the continued industry-wide decline in the number of mortgage brokerages, partially offset by the increase of 9.7% in the number of Active Lender Encompass Users. Encompass-related Revenues per Average Active Broker Encompass User increased by 6.1% and 25.4% for the three and nine months ended September 30, 2011, respectively, compared to same periods of prior year due to the significant reduction in the number of Active Broker Encompass Users that had previously provided only minimal revenues. Encompass-related revenues per Average Active Lender Encompass User increased by 11.7% and 12.4% for the three and nine months ended September 30, 2011, respectively, due to the growth in the number of Active Lender Encompass Users using our success-based pricing offering.

Gross Profit

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(dollars in thousands)
Gross profit	$10,628	$8,778	$25,820	$21,258
Gross margin	72.4%	73.6%	70.3%	69.5%

Gross profit increased by $1.9 million while gross margin percentage decreased by 1.2% in the three months ended September 30, 2011 as compared to the same period of 2010 as revenues increased by $2.8 million and cost of revenues increased by $0.9 million. Cost of revenues increased primarily due to a $0.4 million increase in salaries and employee benefits from increased professional services and customer support headcount as well as the increase in headcount in hiring former DMD employees during the quarter. The cost of revenues increase was also attributable to a $0.5 million increase in third party royalty expenses to support the increased revenue, a $0.1 million increase in depreciation expense due to an increase in assets purchased and a $0.1 million increase in amortization of intangible assets related to the DMD acquisition, partially offset by $0.2 million decrease in temporary staff expenses used for additional customer support and for assistance with integration of the Mavent acquisition during 2010.

Gross profit and gross margin percentage increased by $4.6 million and 0.8% respectively, for the nine months ended September 30, 2011 as compared to the same period of 2010 as revenues increased by $6.2 million and cost of revenues increased by only $1.6 million. Cost of revenues increased primarily due to a $1.0 million increase in salaries and employee benefits from increased professional services and customer support headcount as well as the increase in headcount in hiring former DMD employees , a $0.7 million increase in expense primarily due to the third party royalty expenses to support the increased revenue, a $0.1 million increase in consulting expenses due to increased consulting activities, $0.1 million increase in expenses related to implementation services and $0.1 million increase in amortization of intangible assets related to the DMD acquisition, partially offset by a $0.2 million decrease in server-related expenses primarily due to reduced data center costs as a result of less usage and $0.2 million decrease in temporary staff expense used for additional customer support and for assistance with integration of the Mavent acquisition during 2010.

We expect that our gross margins, as a percentage of revenue, will fluctuate as a result of shifts in loan origination volume, average selling prices, number of customers and our ability to reduce cost of revenues.

Sales and Marketing

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(dollars in thousands)
Sales and marketing	$3,047	$2,411	$7,995	$7,070
Sales and marketing as % of revenues	20.8%	20.2%	21.8%	23.1%

Sales and marketing expenses increased by $0.6 million, or 26.4% in the three months ended September 30, 2011 as compared to the same quarter of 2010. This increase was due to a $0.2 million increase in salaries and employee benefits primarily due to additional headcount from hiring former DMD employees, a $0.1 million increase in amortization of acquired intangible assets related to the DMD acquisition, a $0.1 million increase in hotel and airfare expenses due to increased travel activities for sales and promotion events, a $0.1 million increase in marketing, advertising and related temporary staff expenses due to an increase in marketing and promotion activities and a $0.1 million increase in commissions due to higher cash receipts in the third quarter of 2011.

Sales and marketing expenses increased by $0.9 million, or 13.1%, in the nine months ended September 30, 2011 as compared to the same period of 2010. This increase was due to a $0.5 million increase in salaries and employee benefits due to increased headcount as well as additional headcount from hiring former DMD employees during the third quarter, a $0.1 million increase in amortization of acquired intangible assets related to the DMD acquisition, a $0.1 million increase in commissions due to higher cash receipts during 2011 and a $0.4 million increase in advertising, public relations and related temporary staff expenses due to an increase in marketing and promotion activities, partially offset by a $0.2 million decrease due to reduced consulting activities.

Research and Development

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
		(dollars in thousands)
Research and development	$3,452	$2,566	$8,862	$7,825
Research and development as % of revenues	23.5%	21.5%	24.1%	25.6%

Research and development expenses increased by $0.9 million, or 34.5% in the three months ended September 30, 2011 compared to the same period of 2010. The increase was primarily due to a $0.6 million increase in salary and employee benefits due to increased headcount as well as additional headcount from hiring former DMD employees during the quarter, and a $0.2 million increase in consulting expenses due to increased consulting activities.

Research and development expenses increased by $1.0 million, or 13.3% in the nine months ended September 30, 2011 as compared to the same period of 2010 primarily due to a $0.9 million increase in salaries and employee benefits due to increased headcount as well as additional headcount from hiring former DMD employees during the third quarter, and a $0.1 million increase in consulting expense due to increased consulting activities.

General and Administrative

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
		(dollars in thousands)
General and administrative	$3,376	$2,040	$9,103	$7,553
General and administrative as % of revenues	23.0%	17.1%	24.8%	24.7%

General and administrative expenses increased by $1.3 million, or 65.4% in the three months ended September 30, 2011 as compared to the same quarter of 2010 primarily due to a $0.4 million increase in salaries and other employee benefits due to an increase in headcount including the hiring of former DMD employees, a $0.4 million increase in legal, accounting and consulting fees primarily related to the DMD acquisition and from being a public company partially offset by lower litigation costs, a $0.1 million increase in recruiting expense related to placement of certain senior positions, a $0.1 million increase in insurance expense due to increased insurance premiums related to being a public company, a $0.1 million increase in stock-based compensation expense due to increased grants of stock options, a $0.1 million increase in depreciation expense related to increased asset purchases during the period and a $0.1 million increase in bad debt expense due to write-offs primarily caused by the downturn in the mortgage industry.

General and administrative expenses increased by $1.6 million, or 20.5%, in the nine months ended September 30, 2011 as compared to the same period of 2010 primarily due to a $1.2 million increase in salaries, temporary staff, accounting and consulting expenses related to an increase in headcount, temporary agency, accounting and consulting fees in preparation to become a public company, a $0.2 million increase in insurance related to increased insurance premiums for being a public company, a $0.2 million increase in recruiting expense related to placement of certain senior positions, a $0.1 million increase related to the new director compensation program initiated in 2010 in preparation of being a public company, a $0.1 million increase in depreciation expense due to increased capital expenditures in 2011, a $0.1 million increase in franchise tax expense, a $0.1 million increase in bad debt expense due to write-offs primarily affected by the downturn in the mortgage industry and a $0.1 million increase in bonus expense due to a higher number of employees eligible for performance-based pay. These amounts were partially offset by a $0.3 million decrease in sales tax expenses accrued during 2010, a $0.2 million decrease in legal fees primarily due to lower litigation costs in the first nine months of 2011 and a $0.1 million decrease in stock-based compensation expense due to stock options under variable accounting.

Other Income, Net

Other income, net was primarily related to interest income from notes receivable and investments.

Income Taxes

Income tax (benefit) expense was at $(241,000) and $12,000 for the three months ended September 30, 2011 and 2010, respectively; and $(216,000) and $28,000 for the nine months ended September 30, 2011 and 2010, respectively. Income tax (benefit) expense for the three and nine months ended September 30, 2011 consists primarily of minimum state taxes and a one time refund of $266,000 of prior year alternative minimum taxes paid obtained via carry back of eligible small business tax credits. Income tax (benefit) expense for the three and nine months ended September 30, 2010 consists primarily of minimum state taxes. We maintain a full valuation allowance on our deferred tax assets.

Liquidity and Capital Resources

As of September 30, 2011, we had cash, cash equivalents and short term investments of $20.8 million. Cash and cash equivalents consist of cash and money market accounts. Short-term investments consist of U.S. government agency securities.

We believe that our existing cash, cash equivalents and short term investments will be sufficient to fund capital expenditures, operating expenses and other cash requirements for at least the next 12 months. We may enter into acquisitions in the future, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

The following table sets forth our statement of cash flows data for the periods presented:

	Nine months ended September 30,
	2011	2010
	(in thousands)
Net Cash provided by (used) in operating activities	$1,902	$(675)
Net Cash (used in) provided by investing activities	(21,535)	228
Net Cash provided by (used in) financing activities	23,512	(569)
Purchases of property and equipment	3,351	1,265
Depreciation and amortization	$1,385	$1,268

Operating Activities

Cash provided by operating activities of $1.9 million for the nine months ended September 30, 2011 was the result of a (a) $0.2 million in net income, (b) $1.1 million of non-cash charges for stock-based compensation, (c) $0.4 million provision for uncollectible accounts receivable, (d) $1.9 million of depreciation and amortization expense, (e) $0.5 million decrease in deposits and other assets due to the termination of a restricted cash covenant related to a capital lease and (f) $0.9 million increase in accounts payable due to timing of disbursements. These amounts were offset in part by a (i) $2.3 million increase in accounts receivable due to higher success based pricing revenue, (ii) $0.6 million increase in prepaid and other assets due to higher insurance premiums related to being a public company, (iii) $0.1 million decrease in deferred rent arising primarily from payments on our corporate office facility, and (iv) $0.1 million decrease in deferred revenue primarily due to less prepaid maintenance revenues associated with our lower Encompass software license sales.

Cash used in operating activities of $0.7 million for the first nine months of 2010 was the result of a (i) $2.3 million increase in accounts receivable due to the higher sales levels of Encompass software, document preparation services and Network Transactions, (ii) net loss of $1.1 million, (iii) $0.5 million decrease in deferred rent arising from payments on vacant office space that we acquired in the ODI transaction and (iv) $0.7 million decrease in deferred revenue due to decrease in maintenance revenues that are amortized on an annual basis. These amounts were offset in part by a (a) $1.5 million of non-cash charges for stock-based compensation, (b) $1.5 million of depreciation and amortization expense, (c) $0.5 million increase in accrued liabilities and accounts payable due to increased accruals for sales tax and litigation costs and (d) $0.3 million increase in the provision for uncollectible accounts receivables primarily due to clients acquired through the Mavent acquisition.

Investing Activities

Cash used in investing activities of $21.5 million for the nine months ended September 30, 2011 was the result of $18.2 million cash payment related to the acquisition of DMD and MPS, and purchases of property and equipment of $3.4 million primarily related to computer equipment and software to support the growth of our business and to enhance our disaster recovery solution.

Cash provided by investing activities of $0.2 million in the nine months ended September 30, 2010 was the result of $1.5 million of net sales of short-term investments partially offset by $1.3 million for purchases of property and equipment.

Financing Activities

Cash provided by financing activities of $23.5 million for the nine months ended September 30, 2011 consisted of $23.1 million in proceeds from the IPO, net of offering costs, and $0.5 million in proceeds from the exercise of stock options by our employees and directors, partially offset by $0.1 million in payments on our capital lease obligations.

Cash used in financing activities of $0.6 million for the nine months ended September 30, 2010 consisted of a $1.1 million increase in deferred offering costs related to cash payments for legal and other fees that were capitalized in connection with the IPO and $0.3 million in payments on our capital lease obligations, partially offset by a $0.8 million in proceeds from the issuance of common stock upon the exercise of stock options.

Off Balance Sheet Arrangements

As of September 30, 2011, operating leases were the only financing arrangements not reported on our condensed consolidated financial statements.

Contractual Obligations

As of September 30, 2011, our contractual payment obligations are as follows:

	Payment Due by Period (as of September 30, 2011)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Payments due pursuant to DMD acquisition	$8,000	$3,000	$5,000	$0	$0
Operating lease obligations	4,076	1,217	2,859	0	0
Capital lease obligations	12	7	5	0	0

Total	$12,088	$4,224	$7,864	$0	$0

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board, or FASB, issued an amendment to ASC Topic 350, Intangibles – Goodwill and Other, in the Accounting Standards Update, or ASU, 2011-08. Under the amendments of ASU 2011-08, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit, as described in this ASU. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss. Under the amendments in ASU 2011-08, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments under ASU 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. We do not expect the adoption of ASU 2011-08 to have a material impact on our consolidated financial statements.

In June 2011, FASB issued an amendment to ASC Topic 220, Comprehensive Income, in ASU 2011-05, where an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively and are effective for fiscal years and interim periods within those years, beginning after December 15, 2011. We do not expect the adoption of ASU 2011-05 to have a material impact on our consolidated financial statements.

In May 2011, FASB issued ASU 2011-04, which generally represents clarifications of Topic 820, Fair Value Measurement, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU 2011-04 results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards, or IFRSs. ASU 2011-04 should be applied prospectively and are effective for annual periods beginning after December 15, 2011. Early adoption is not permitted. We do not expect the adoption of this ASU 2011-04 to have a material impact on our consolidated financial statements.

In December 2010, FASB issued an amendment to ASC Topic 805, Business Combinations, in ASU 2010-29, where a public entity is required to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. We do not expect the adoption of ASU 2010-29 to have a material impact on our consolidated financial statements.

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

ITEM 4—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

The initial complaint was dismissed with leave to amend as to certain claims and DocMagic’s claims for attempted monopolization and false advertising were dismissed with prejudice. DocMagic then filed a second amended complaint, re-alleging claims that were dismissed with leave to amend. We answered the second amended complaint, denying all material allegations, and filed our second amended counterclaim. DocMagic answered the second amended counterclaim, denying all material allegations. Discovery is proceeding. On May 16, 2011, the Court ordered the parties to mediation, which the parties attended on August 24, 2011.

On March 25, 2011, Industry Access Incorporated filed a patent infringement lawsuit against us and another defendant in the U.S. District Court for the Central District of California. The complaint alleges, among other things, that certain aspects of our Encompass 360 loan management software system and related operations infringe a single patent, and seeks declaratory relief and unspecified damages from the defendants, including enhanced damages for willful infringement and reasonable attorneys’ fees. On June, 24, 2011, the Court issued an order requiring plaintiff to serve the complaint on all defendants within three days of the order. On June 28, 2011, plaintiff served us with the complaint and we filed our answer on August 5, 2011 denying all material allegations of the complaint. We intend to defend this claim vigorously.

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

As a result of the extreme turmoil in the mortgage industry and general economy that began in 2007, many mortgage originators, especially mortgage brokers, and other mortgage industry participants have gone out of business. In addition, those industry participants that continue in business face increased operating and regulatory challenges. Conditions that negatively impact our Encompass users or Ellie Mae Network participants have had a significant adverse effect on our business. For example, the number of Encompass users declined 34% from approximately 79,000 at December 31, 2006 to approximately 52,000 at September 30, 2011. During this period, the number of Active Broker Encompass Users declined by approximately 80% and 30 of the 44 lenders accepting loans through the Ellie Mae Network went out of business or stopped funding loans through their wholesale channel for mortgage brokers between March 2007 and August 2009. In addition, the population of mortgage origination professionals who are the potential users of our Encompass software dropped 53% from approximately 495,000 at December 31, 2006 to approximately 234,400 at August 31, 2011.1 If conditions in the mortgage industry were to deteriorate further, our business would be materially adversely affected.

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

In addition, mortgage interest rates are currently near historic lows and many economists predict that mortgage interest rates will rise modestly in 2012. Mortgage interest rates are influenced by a number of factors, particularly monetary policy. The Federal Reserve Bank may raise the Federal funds rate and has ceased purchasing Fannie Mae and Freddie Mac mortgage-backed securities, each of which would likely cause mortgage interest rates to rise. Increases in mortgage interest rates would reduce the volume of new mortgages originated, in particular the volume of mortgage refinancings. For example, the increase in mortgage interest rates in the second half of 2009 contributed to a significant decline in our revenues from transactions through the Ellie Mae Network and the services we provide.

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

[1]	Bureau of Labor Statistics, Mortgage Employment Statistics, October 2011.

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

Due in part to the turmoil in the mortgage industry, the percentage of the national volume of residential mortgages in the United States that were funded directly through the retail channels of mega lenders increased from 38% in 2006 to 50% in 2010.2 Based on information published by Inside Mortgage Finance, for the three months ended June 30, 2011, these retail channels funded approximately 54.3%.3 We provide our Encompass software to mortgage lenders and mortgage brokers. We do not market Encompass software to the mega lenders, as they generally have their own proprietary loan origination software and do not participate on the Ellie Mae Network. If this shift continues, our business and growth prospects would be materially adversely affected.

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

Our revenues and operating results have in the past varied and could in the future vary significantly from quarter to quarter and year to year because of a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. In addition to other risk factors discussed in this section, factors that may contribute to the variability of our quarterly and annual results include:

•	fluctuations in mortgage lending volume;

•	the number of Encompass users;

•	the volume of mortgages originated by our Encompass users, especially users on our success-based pricing model;

•	transaction volume on the Ellie Mae Network;

•	the level of demand for our Encompass Closer document preparation and other services we offer;

•	the timing of the introduction and acceptance of new Ellie Mae Network offerings and additional services;

•	our ability to successfully integrate and capture synergies from the DMD acquisition;

•	costs associated with defending intellectual property infringement and other claims; and

•	changes in government regulation affecting Ellie Mae Network participants or our business.

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

[2]	Inside Mortgage Finance, Retail Reigned in 2010 as Lenders Shun Mortgage Broker Production Channel, February 25, 2011, p. 3.
[3]	Inside Mortgage Finance, Second-Quarter Slump Hits Retail Production Hard, BofA Exit Puts Wholesale Market Up for Grabs, September 2, 2011 p. 3.

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

The satisfactory performance, reliability and availability of the Ellie Mae Network, our hosted Encompass software, website and network infrastructure are critical to our reputation and our ability to attract and retain Ellie Mae Network participants and Encompass software users. Any systems interruption that results in the unavailability of our network or our Encompass software or impairs access to Ellie Mae Network participants connected to our network could result in negative publicity, damage our reputation and brand, and hinder our ability to enroll new customers and cause us to lose current customers, all of which could cause our business and operating results to suffer.

We have experienced and may in the future continue to experience temporary system interruptions, either to the Ellie Mae Network or to our Encompass software hosting locations, for a variety of reasons, including network failures, power failures, software errors, including problems with our Encompass software and other third party firmware updates, as well as when an overwhelming number of Ellie Mae Network participants and Encompass software users trying to access our network during periods of strong demand. In addition, our two primary data centers, located in Santa Clara, California and Chicago, Illinois, are hosted by a third-party service provider over which we have little control. We depend on this third-party service provider to provide continuous and uninterrupted access to the Ellie Mae Network and our hosted Encompass software. If for any reason our relationship with this third-party were to end, it would require a significant amount of time to transition the hosting of our data centers to a new third-party service provider.

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

Changes to existing laws or regulations or adoption of new laws or regulations relating to the residential mortgage industry could require us to incur significant costs to update our products and services. For example, our Encompass Compliance Service analyzes mortgage loan data for compliance with consumer protection laws and institutionally mandated compliance policies and must continually be updated to incorporate changes to such laws and policies. Additionally, we substantially updated our Encompass software in 2009 to reflect the changes to the Real Estate Settlement Procedures Act of 1974, as amended, or RESPA, that went into effect on January 1, 2010. The Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, have also and will continue to cause us to make similar updates to our Encompass software to address, among other things, regulations that protect consumers against unfair, deceptive and abusive practices by lenders. These updates have caused us to incur significant expense, and future updates will likely similarly cause us to incur significant expense.

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

RESPA generally prohibits the payment or receipt of fees or any other thing of value for the referral of business related to a residential real estate settlement service and prohibits fee shares or splits or unearned fees in connection with the provision of such services. Our Encompass software and services and the Ellie Mae Network were designed with payment methods that are not currently prohibited by the restrictions under RESPA. Nonetheless, RESPA may restrict our ability to enter into marketing and distribution arrangements with third-parties, for existing or newly developed products and services, particularly to the extent that such arrangements may be characterized as involving payments for the referral of residential real estate settlement service business. Additionally, any amendments to RESPA or court opinions interpreting the provisions of RESPA that result in restrictions on our current payment methods, or any determination that our payment methods have been and currently are subject to the restrictions under RESPA, could have a material adverse effect on our business. Finally, if we were found to be in violation of RESPA rules, we would be exposed to significant potential liability that could have a material adverse effect on our reputation and business.

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

The mortgage origination software market is highly competitive. There are many software providers, such as Calyx Technology, Inc., Byte Software Inc., PCLender.com and Harland Financial Solutions, that compete with us by offering loan origination software to mortgage originators. Some software providers, including Calyx Technology, Inc., also provide connectivity between their software users and lenders and service providers. Other connectivity alternatives are provided by vendors such as MGIC Investment Corporation and RealEC Technologies. We also compete with compliance and document preparation service providers that are much larger and more established than us. There is vigorous competition among providers of these services and we may not succeed in convincing potential customers, which use other services, to switch to our services. Many service providers connect directly to mortgage originators without using any loan origination software. Some of our competitors also offer services on a closed loan basis, which could adversely impact the effectiveness of our success-based pricing strategy for increasing the number of Encompass SaaS customers. If we are unsuccessful in competing effectively by providing attractive functionality, customer service or value, we could lose existing Encompass users to our competitors and our ability to attract new Encompass users could be harmed.

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

Integrating our recent acquisitions and future acquisitions could disrupt our business, harm our financial condition and operating results or dilute, or adversely affect the price of, our common stock.

Our success will depend, in part, on our ability to expand our solutions and services and grow our business in response to changing technologies, customer demands and competitive pressures. In some circumstances, we may pursue growth through the acquisition of complementary businesses, solutions or technologies rather than through internal development. For example, in September 2008 we acquired the assets of ODI to enhance our Encompass Closer document preparation services, in December 2009 we acquired Mavent to add automated regulatory compliance to our services offerings and in January 2011 we acquired MPS to introduce our Encompass Product and Pricing Service, which allows Encompass users to compare loan pricing from multiple lending sources. In August 2011, we acquired DMD, to add additional potential Encompass users and increased loan volume to monetize our Encompass service offerings and the Ellie Mae Network. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to complete acquisitions successfully. Moreover, if such acquisitions require us to seek additional debt or equity financing, we may not be able to obtain such financing on terms favorable to us or at all. Even if we successfully complete an acquisition, we may not be able to assimilate and integrate effectively the acquired business, technologies, solutions, assets, personnel or operations, particularly if key personnel of an acquired company decide not to work for us. In addition, we may issue equity securities to complete an acquisition, which would dilute our stockholders’ ownership and could adversely affect the price of our common stock.

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

Our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially own approximately 33% of our outstanding common stock. As a result, these stockholders, acting together, have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

•	delaying, deferring or preventing a change in corporate control;

•	impeding a merger, consolidation, takeover or other business combination involving us; and

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Future sales of shares of our common stock by existing stockholders could depress the price of our common stock.

As of April 20, 2011, we had 20,646,717 shares of common stock outstanding. Of these shares, 12,201,553 shares were subject to contractual lock-up agreements entered into by certain of our stockholders with the underwriters in connection with the IPO that have become eligible for sale in the public market on October 12, 2011, and, for shares held by our directors, executive officers and other affiliates, subject to compliance with Rule 144 of the Securities Act.

In addition, 4,072,342 shares subject to outstanding options, as of September 30, 2011, 133,333 shares issuable upon the exercise of outstanding warrants, as of September 30, 2011, and 2,634,463 and 617,124 shares reserved for future issuance under our 2011 Equity Incentive Award Plan and Employee Stock Purchase Plan, as of September 30, 2011, will become eligible for sale in the public market, subject to certain legal and contractual limitations. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the price of our common stock could decline substantially.

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

•

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

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

During the three months ended September 30, 2011, we made no sales of unregistered securities.

Use of Proceeds from the Sale of Registered Securities

On April 14, 2011, the SEC declared effective our registration statement on Form S-1 (File No. 333-166438), as amended, filed in connection with the IPO. After deducting underwriting discounts, commissions and offering expenses paid or payable by us, the net proceeds to us from the IPO were approximately $21.3 million.

We used approximately $17.2 million of the net proceeds from the IPO to fund a portion of the purchase price in connection with the acquisition of Del Mar DataTrac, Inc., which closed on August 15, 2011. The remainder of the net proceeds have been invested in short-term, investment-grade interest-bearing securities such as money market accounts, certificates of deposit, commercial paper and guaranteed obligations of the U.S. government.

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4—REMOVED AND RESERVED

None

ITEM 5—OTHER INFORMATION

None

ITEM 6—EXHIBITS

Exhibit Number	Description of Document

2.1	Stock Purchase Agreement, dated as of August 15, 2011, by and among Ellie Mae, Inc., Northgate Private Equity Partners III, L.P., NPEP III-Q, L.L.C., TVC Capital L.P., TVC Capital 12-4-0 Fund L.P., TVC Capital Partners L.P., TVC Capital, LLC , as Sellers’ Representative, and certain listed management employees of Del Mar Datatrac, Inc., filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2011 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.
**	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELLIE MAE, INC.

Date: November 10, 2011	By:	/s/ Edgar Luce
Edgar Luce
Executive Vice President, Finance and Administration and Chief Financial Officer
(Principal Financial and Accounting Officer and duly authorized signatory)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

2.1	Stock Purchase Agreement, dated as of August 15, 2011, by and among Ellie Mae, Inc., Northgate Private Equity Partners III, L.P., NPEP III-Q, L.L.C., TVC Capital L.P., TVC Capital 12-4-0 Fund L.P., TVC Capital Partners L.P., TVC Capital, LLC , as Sellers’ Representative, and certain listed management employees of Del Mar Datatrac, Inc., filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2011 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.
**	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.