Form 10-K
period 2011-12-31
ELLIE MAE INC
filed 2012-03-28
CIK 1122388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 001-35140

ELLIE MAE, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3288780
(State of Incorporation)	(I.R.S. Employer Identification Number)

4155 Hopyard Road, Suite 200

Pleasanton, California 94588

(Address of Principal Executive Offices and Zip Code)

(925) 227-7000

(Registrant's Telephone Number, Including Area Code)

Securities Registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	NYSE Amex

Securities Registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $101,826,000 (based on the last reported sale price of $5.74 on June 30, 2011).

21,512,241 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding as of February 29, 2012.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for the registrant’s 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended December 31, 2011.

Ellie Mae, Inc

Form 10-K

For the Year Ended December 31, 2011

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated herein by reference contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. These statements relate to future events or our future financial performance. Forward-looking statements may include words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or other wording indicating future results or expectations. Forward-looking statements are subject to risks and uncertainties, and actual events or results may differ materially. Factors that could cause our actual results to differ materially include, but are not limited to, those discussed under “Risk Factors” in this report. We also face risks and uncertainties relating to our business including: our ability to accurately forecast revenues and appropriately plan our expenses; the impact of changes in mortgage interest rates; the volume of mortgages originated by our Encompass users; fluctuations in mortgage lending volume; the number of Encompass users, and in particular Lender Encompass Users; transaction volume on the Ellie Mae Network; the risk that the anticipated benefits, growth prospects and synergies expected from the Del Mar Datatrac acquisition may not be fully realized or may take longer to realize than expected; the impact of uncertain domestic and worldwide economic conditions, including the resulting effect on residential mortgage volumes; the effectiveness of our marketing and sales efforts to attract new and retain existing Encompass SaaS on-demand users and Ellie Mae Network participants; our ability to enhance the features and functionality of our Encompass software and the Ellie Mae Network; the level of demand for our Encompass Closer document preparation and other services we offer; the timing of the introduction and acceptance of new Ellie Mae Network offerings and additional services including our Encompass SaaS offering; changes in mortgage originator, lender, investor or service provider behavior and any related impact on the residential mortgage industry; changes in government regulation affecting Ellie Mae Network participants or our business; our ability to successfully manage any future acquisitions of businesses, solutions or technologies; the timing of future acquisitions of businesses, solutions or technologies and new product launches; the attraction and retention of qualified employees and key personnel; our ability to protect our intellectual property, including our proprietary Encompass software; interruptions in Ellie Mae Network service, our hosted Encompass software and any related impact on our reputation; and costs associated with defending intellectual property infringement and other claims. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that arises after the date of this report, or to conform such statements to actual results or changes in our expectations, except as required by law.

In this report, references to “Ellie Mae,” “the Company,” “we,” “our” or “us” refer to Ellie Mae, Inc. together with its subsidiaries, unless the context requires otherwise.

PART I

ITEM 1.	BUSINESS

Our Company

We provide business automation software for a large segment of the mortgage industry in the United States. Our on-demand, technology-enabled software solutions help streamline and automate the process of originating and funding new mortgage loans, increasing efficiency, facilitating regulatory compliance and reducing documentation errors.

Our Encompass software is an end-to-end, comprehensive enterprise solution that handles most of the functions involved in running the business of originating mortgages: customer relationship management, loan processing, underwriting, preparation of application, disclosure and closing documents, funding and closing the loan for the borrower, assuring compliance with regulatory and investor requirements and overall enterprise management. We also host the Ellie Mae Network, a proprietary electronic platform that allows Encompass users to conduct electronic business transactions with the investors and settlement service providers they work with to process and fund loans.

The Ellie Mae Network electronically connects approximately 54,000 mortgage professionals to the mortgage lenders, investors and service providers integral to the origination and funding of residential mortgages. In 2011, over three million residential mortgage applications were initiated over Ellie Mae solutions, including Encompass, the Ellie Mae Network and Datatrac. We believe this represented approximately one-third of the total U.S. residential mortgage market.

For mortgage originators, the Encompass software we provide is a comprehensive operating system that handles key business and management functions involved in running a mortgage origination business and serves as a gateway to the Ellie Mae Network. Mortgage originators use Encompass as a single tool for loan processing, marketing, customer communication and to interact electronically with lenders, investors and service providers over the Ellie Mae Network. We also offer Encompass users a variety of additional software services, including automated preparation of the documents borrowers must sign to obtain a loan, automated review of loan files to check for compliance with federal, state and local regulations, automated product and pricing of loans to determine appropriate mortgage programs for a particular borrower, electronic document management and websites used for customer relationship management.

For the lenders, investors and service providers on our network, we provide electronic connectivity that allows them to do business with a significant percentage of the mortgage origination professionals in the United States.

Mortgage originators pay for Encompass software either through licensing and recurring subscription fees or through success-based pricing fees for the mortgages they actually fund. Our additional services are paid on a subscription or transaction basis. Lenders and service providers participating in the Ellie Mae Network also pay us fees, generally on a per transaction basis, for business received from Encompass users.

On August 15, 2011, we acquired all of the outstanding shares of Del Mar Datatrac, Inc., or DMD, a mortgage lending automation business, to increase our customer base and enhance our product offerings with additional proprietary mortgage lending software solutions.

Corporate Information

We were founded in 1997 as a California corporation, reincorporated as a Delaware corporation in November 2009 and completed our initial public offering of our common stock in April 2011. Our mailing address and executive offices are located at 4155 Hopyard Road, Suite 200 Pleasanton, California 94588 and our telephone number at that address is (925) 227-7000. We are subject to the information and periodic reporting requirements of the Securities Exchange Act of 1934, or Exchange Act, and, in accordance therewith, file periodic reports, proxy statements and other information with the Securities and Exchange Commission, or SEC. Such periodic reports, proxy statements and other information are available for inspection and copying at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549 or may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website at http://www.sec.gov that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. We also post on the Investor Relations page of our Website, www.elliemae.com, a link to our filings with the SEC, our Corporate Governance Guidelines and Code of Business Conduct and Ethics, which applies to all directors and all our employees, and the charters of our Audit, Compensation, Finance and Nominating and Corporate Governance committees of our board of directors. Our filings with the SEC are posted on our Website as soon as reasonably practical after they are filed electronically with the SEC. Please note that information contained on our Web site is not incorporated by reference in, or considered to be a part of, this report. You can also obtain copies of these documents free of charge by writing to us at: Corporate Secretary, Ellie Mae, Inc., 4155 Hopyard Road, Suite 200, Pleasanton, CA 94588, or emailing us at: ir@elliemae.com.

Mortgage Industry Overview

Overview of Mortgage Origination Market

Mortgage origination is a big business. For each of the past ten years, at least $1 trillion, representing approximately six million new residential mortgages each year, were funded in the United States by a variety of “mortgage originators.”1 Mortgage originators typically advise borrowers, process loan files, collect and verify the property and borrower data upon which lending decisions are based and, most often, fund and close the mortgage loan. According to the Bureau of Labor Statistics, there are approximately 265,000 individuals engaged in originating residential mortgages across the United States.2 These individuals generally are working for one of three categories of originators: mega lenders, other smaller mortgage lenders and mortgage brokerages.

•

Mega Lenders. “Mega lenders” typically are large commercial banks that have both a retail channel in which they work directly with borrowers to originate loans and a wholesale channel in which they buy loans originated by other mortgage originators, such as mortgage banks, smaller lenders, credit unions and mortgage brokerages. There are approximately 20 mega lenders, including Wells Fargo Bank, N.A., Bank of America, N.A., JPMorgan Chase Bank, N.A. and PHH Mortgage Corporation.

•

Mortgage Lenders. There are approximately 7,500 mortgage lenders other than mega lenders, including non-depository mortgage banks, smaller commercial banks, thrifts and credit unions. These mortgage lenders source and fund loans and generally sell most of these funded loans to mega lenders or other investors.

•

Mortgage Brokerages. Mortgage brokerages are independent sales companies that originate loans for multiple mortgage lenders. They process and submit loan files to mortgage lenders or mega lenders that, in turn, actually fund the loans. The volume of loans originated through mortgage brokerages has declined to under 10% of the mortgage origination market[3] and revenue from this channel is not a significant part of our business.

Based on information provided by Inside Mortgage Finance3, 57% of mortgages originated nationwide in 2011 were funded directly through the retail channels of the mega lenders and the remaining 43% were funded through other mortgage lenders and brokerages. For 2010 and 2009, this split was 55% / 45% and 48% / 52%, respectively.

The Mortgage Origination Process

Originating a residential mortgage involves multiple parties and requires a complex series of data-laden transactions that must be handled accurately under tight time constraints. By the time a mortgage has been funded, the typical loan package contains over one thousand pages of documents that come from over a dozen different entities, usually operating on disparate technology systems and databases. Traditionally, much of the data used to prepare these documents has been gathered manually, rather than electronically, with documents exchanged among the many participants by facsimile, courier or mail. The entire process results in significant duplicative efforts, time delays, errors, costs and redundant paper documentation, and often exposes borrower data to privacy and security breaches.

[1]	Mortgage Bankers Association, U.S. Residential Mortgage Origination Estimates from 2002 to 2011. Copyright 2012; Federal Housing Finance Agency, Combined Datasets Average Loan Size: 2010Q2.
[2]	Bureau of Labor Statistics, Mortgage Employment Statistics, February 2012.
[3]	Inside Mortgage Finance, February 17, 2012, p. 3, Mortgage Brokers Carry Significant Portions Of Increased Origination Volume in Late 2011. Copyright 2012.

The following diagram of the mortgage origination process provides a framework for understanding the complexity and inefficiency of the process, and the need for automated solutions.

In addition to the challenges involved in processing loans, mortgage originators must satisfy a multitude of federal, state and local regulations and address basic business needs, including marketing, sales, product fulfillment, customer support, reporting, regulatory compliance and general management functions. Historically, most mortgage originators have operated their businesses using separate task-specific software applications that were interconnected, if at all, through customized integrations. This often resulted in constraints on effective collaboration among operating departments, limited ability to monitor the business comprehensively, increased risk of error due to inconsistent data, inadequate security and control over the process and expensive technical integration and maintenance costs.

Recent Mortgage Industry Trends and Developments

The mortgage industry has undergone significant changes since 2007, largely in response to the hundreds of billions of dollars of loan defaults and massive losses suffered by lenders and investors. The underlying causes of the loan defaults and losses included the widespread availability, for several years prior to 2007, of high-risk mortgage loans made to unqualified borrowers, significantly reduced underwriting and documentation requirements and overall lack of controls over the mortgage origination process. The losses incurred have led to four major trends that have significantly impacted the residential mortgage industry.

Increased Regulation

Many regulatory reforms have been introduced or proposed to ensure meaningful disclosures by lenders to borrowers, increased transparency and objectivity of settlement services and greater accountability of lenders and mortgage originators, including:

•

material changes to Regulation X of the Real Estate Settlement Procedures Act of 1974, as amended, or RESPA, by the Department of Housing and Urban Development, or HUD, effective January 1, 2010, which requires enhanced disclosure to protect borrowers in the mortgage process;

•

changes to the Truth in Lending Act of 1968, as amended, or TILA, and the Mortgage Disclosure Improvement Act of 2008, as amended, or MDIA, which are intended to increase consumer protection and expand disclosure requirements;

•	the Secure and Fair Enforcement for Mortgage Licensing Act of 2008, as amended, or SAFE, designed to require licensing and tracking of mortgage originators; and

•	the passage of the Dodd-Frank Act and the establishment of the Consumer Financial Protection Bureau, which are in part designed to prevent predatory lending practices and other borrower abuses.

These regulatory reforms further complicate the process and increase the amount of documentation required to originate and fund residential mortgages.

Increased Quality Standards Imposed by Lenders and Investors

Lenders have eliminated almost all high-risk loan product offerings and have significantly tightened underwriting and processing requirements. Similarly, investors seek higher-quality, lower-risk loans in which to invest. Consistent with these tightened standards, lenders and investors are demanding increased levels of documentation of the data upon which a lending decision will be based, an increased use of third-party services to obtain unbiased and independent verification of borrowers’ creditworthiness, greater proof of the adequacy of the collateral securing mortgages and strict compliance with regulatory requirements. This trend further complicates the process by increasing the amount of documentation and number of services required to originate and fund residential mortgages.

Greater Focus on Operational Efficiencies

The reduced volume of mortgages over the past several years and elimination of high-risk, high-profit loans are encouraging mortgage originators to increase their efficiency and reduce fixed expenses. This has led mortgage originators to explore technology solutions to automate their business processes as well as methods to avoid or reduce expenses that are not tied to revenue generating activities.

Significant Market Shift from Mortgage Brokerages to Mortgage Lenders

Investors, including mega lenders, increasingly prefer acquiring loans from mortgage lenders that actually fund the underlying loan and retain financial risk for non-performing loans. As a result, over the past several years, mortgage origination volume has shifted significantly from mortgage brokerages to mortgage banks, commercial banks, thrifts and credit unions. These mortgage lenders generally require software with greater functionality to meet their business needs and typically order more settlement and other services in the process of funding loans. The following table illustrates the shift in the production channel source of mortgage origination volume from 2007 to 2011:

Mortgage Originations by Production Channel

(% of mortgage origination volume)

	2007	2008	2009	2010	2011
Mega lenders	43.1%	48.4%	47.9%	54.7%	57.2%
Mortgage brokers	28.2	19.7	15.0	12.0	9.9
Mortgage lenders	28.6	31.9	37.1	33.3	33.0

Source:	Inside Mortgage Finance, February 17, 2012, p. 3, Mortgage Brokers Carry Significant Portions Of Increased Origination Volume in Late 2011. Copyright 2012.

The Ellie Mae Solution

Ellie Mae’s platform of on-demand, technology-enabled solutions helps streamline and automate the mortgage origination process, increasing efficiency, facilitating regulatory compliance and reducing documentation errors for our users.

For mortgage originators:

•

Encompass software provides mortgage originators with a core business operating system, streamlining and enhancing business-critical functions, including customer acquisition, loan processing, task management, communication with borrowers and other mortgage origination participants, reporting, regulatory compliance and general business management. Encompass software also provides the ability to collaborate effectively between departments and monitor the business comprehensively, all within a secure environment.

•

The other Encompass software services we offer Encompass users include borrower-facing websites, which enable originators to market to, communicate with and support their customers, as well as automated solutions that format disclosure and closing documents, electronically manage loan documents, verify regulatory compliance and match specific borrowers to the most appropriate mortgage products offered by the lender.

•

The Ellie Mae Network enables Encompass users to submit loan data and entire files electronically and securely to lenders and order and receive electronic settlement services necessary to originate a loan.

For lenders, investors and service providers:

•

The Ellie Mae Network provides greater and more cost-effective electronic access to a significant percentage of mortgage origination professionals, increasing their revenue opportunities and lowering their marketing and loan aggregation costs.

•

Lenders, investors and service providers can seamlessly receive data directly from mortgage originators, reducing redundant data entries and errors and lowering loan-fulfillment and customer support costs.

•

The Ellie Mae Network facilitates targeted marketing by lenders, investors and service providers and allows them to set specific criteria to identify the loans for which they wish to provide funding or their settlement services, thereby significantly reducing traditional sales and marketing costs and potentially increasing market penetration for existing participants as well as new entrants.

•	Lenders can also use the Ellie Mae Network to ensure they only receive loan applications that meet their specific loan quality and compliance standards.

We market our Encompass software primarily to mortgage lenders and large mortgage brokerages rather than to mega lenders, which generally have their own proprietary loan origination software. However, the wholesale divisions of many mega lenders participate in the Ellie Mae Network and interact electronically with Encompass users and fund or purchase loans processed by those originators.

Our Strategy

Our mission is to be the industry standard platform for residential mortgage originations in the United States. Key elements of our strategy include:

Increase the number of Encompass Users. We intend to continue to focus our marketing efforts and product development to increase the number of mortgage banks, commercial banks, thrifts and credit unions using Encompass solutions. Mortgage lenders typically require software with comprehensive functionality to meet their various needs and generally order most of the settlement and other services available on the Ellie Mae Network in the process of funding loans.

Focus sales efforts on Encompass SaaS. We are focusing our marketing and sales efforts on our Encompass software-as-a-service on-demand offering, or Encompass SaaS, particularly our success-based pricing model, in contrast to our on-premise license model. In our Encompass SaaS offering, the customer does not pay the significant up-front licensing fee associated with our on-premise license software. We believe this offering is particularly attractive in the present residential mortgage origination market as it aligns fees for our software and services with the customers’ receipt of revenues. This business model also increases the efficiency of our sales and marketing efforts by allowing us to sell multiple products and services, including our SaaS version of Encompass Banker Edition, CenterWise, Encompass Closer, Encompass Compliance Service and Encompass Pricing and Product Service, to our mortgage lender customers in a single sales effort.

Sell additional products and services to Encompass users. To the extent users do not subscribe to our bundled, success-based pricing offering, we intend to encourage use of more of the Encompass software services we currently offer, such as document preparation, electronic document management, compliance services, product and pricing services and website hosting. We also intend to develop additional products and services to sell to our Encompass users.

Expand the use of settlement services on the Ellie Mae Network. The Ellie Mae Network provides mortgage originators electronic access to many of the investors and mega lenders, and most of the service providers that they need to interact with, in order to process and fund loans. Currently our Encompass users employ the Ellie Mae Network to handle on average four transactions per loan file, including electronic ordering of credit reports and accessing the automatic underwriting systems of Fannie Mae and Freddie Mac. Electronic interaction over the Ellie Mae Network is less frequent with other service providers, such as appraisers and title and flood reporting companies. We believe limited use is in part because the electronic solutions provided by settlement service entities do not offer superior electronic solutions to traditional processes. We intend to encourage providers of settlement services, such as title reports and appraisals, to deliver these services electronically through the Ellie Mae Network.

Sell enhanced Ellie Mae Network offerings to investors, mega lenders and service providers. We intend to continue to add functionality and electronic and real-time marketing services to the Ellie Mae Network so investors, mega lenders and service providers can more effectively market to and do business with mortgage originators. For example, in early 2010 we introduced services that offer targeted marketing for lenders and service providers, allowing them to set specific criteria for the loans or settlement services they wish to offer mortgage originators, thereby significantly reducing their sales and marketing costs. Lenders can populate mortgage originators’ Encompass software with specific compliance, underwriting and documentation requirements for loans prior to delivery in order to screen loans for quality and regulatory compliance. During 2011, we launched the pilot program for our Total Quality Loan initiative, or TQL, with one of the top three mega lender investors in the United States. TQL allows our lender customers to originate higher quality loans more efficiently, and provides the investors to whom they sell those loans greater assurance of both loan quality and compliance with their own lending requirements. We are working to add more of our lender customers and investors to the program.

Acquisitions. Our industry is highly fragmented, and we believe there are strategic opportunities available to acquire competing software companies or software providers that offer related mortgage origination functionality that will complement and increase the attractiveness of our Encompass software offerings. For example, in January 2011, we acquired and integrated certain assets of Mortgage Pricing System, LLC, or MPS, to introduce our Encompass Product and Pricing Service and in August 2011, we acquired all of the outstanding shares of DMD, a mortgage lending automation business, to increase our lender user base and provide additional proprietary back-end mortgage lending software. We intend to continue pursuing additional strategic acquisitions.

Products and Services

Encompass Software

Encompass is our proprietary software product that combines loan origination, business management and customer relationship management software for mortgage originators, and also provides seamless access to the lenders and service providers on the Ellie Mae Network. The Encompass software platform helps users structure and streamline their mortgage origination process and facilitates collaboration among internal departments of a mortgage origination company. It creates efficiency in gathering, reviewing and verifying mortgage related data and in producing accurate documentation. It also enables enforcement of rules and business practices designed to ensure loan quality, adherence to processing standards and regulatory compliance. The core architecture of Encompass uses a single database that is accessible to all participants throughout the mortgage origination process.

Encompass provides the following features and benefits:

Feature	Benefits
Customer Acquisition and Relationship Management

•   Sales and marketing tools to help acquire and grow new business and pre-qualify prospective borrowers.

•   Integration to a custom branded website to help attract new borrowers and create new loans through an online application that flows directly into the Encompass loan pipeline.

•   Automatic lead follow-up and customer retention through campaign management capabilities that allow design and execution of multi-step marketing campaigns.

•   Pre-qualification tools to start loan applications, access integrated pricing engines and easily find appropriate loan products and prices for a borrower.

•   Automatic status updates posted to a branded website to keep customers and their real estate and other designated agents informed throughout the loan process.

Processing

•   Configurable pipeline, forms and workflow enable faster loan processing, reduced errors and more efficient business operations.

•   “Alert” management allows focus on urgent and relevant issues.

•   Collaboration tools keep stakeholders informed and reduce need to manually update other employees, partners and borrowers.

•   Seamless access to electronic document management, or EDM, simplifies document handling and increases data security.

Risk Management and Business Reporting

•   Centralization of all business data and electronic images.

•   Built-in rules and safeguards to set and enforce business practices.

•   Management dashboard highlighting key performance indicators.

•   Predefined reports provide out-of-the-box intelligence and can be modified with a custom report writer.

Connectivity, Personalization and Integration

•   Seamless and secure connections to thousands of service providers and investors on the Ellie Mae Network.

•   Workflow management to define customer-specific business processes.

•   User-defined experience through a personalized homepage.

•   Integration with third-party applications through a software development kit to leverage existing technology investments.

Encompass Banker Edition is marketed to mortgage lenders and incorporates both front-end customer relationship management and loan processing capabilities along with back-end loan fulfillment functionalities. The following additional features and benefits, tailored to the specific needs of mortgage lenders, are available on Encompass Banker Edition:

Feature	Benefits
Underwriting

•    Collaborate with all origination team members to respond effectively to underwriting requests and track underwriting conditions.

•    Communicate loan conditions, request and receive mortgage documents and track conditions and documents in a single system.

•    Access electronic copies of borrower documents within the loan file and compare them with actual loan data to reduce risk of data inconsistencies.

Secondary Marketing and Trade Management

•    Manage lock requests and accurately track buy-side and sell-side pricing.

•    Allocate loans that qualify for trades, track progress and capture key trade details.

•    Alerts provide notification of deadlines to help avoid late-delivery fees.

Closing and Funding	• Enter closing data, perform audits and order closing documents all within a single loan file. • Closing data populates funding worksheets, helping to reduce errors and enable faster funding.

Post-Closing, Shipping and Delivery	• Comprehensive tracking, fulfillment and shipping of loan package. • Tools to manage interim servicing before selling loans to investors.

Advanced Customization and Business Rule Management

•    Enterprise-level functionality for higher level security, more granular control of processes and flexible customization of the software.

•    Comprehensive control over workflow, business rules, processes and user groups.

Mortgage originators can subscribe to Encompass SaaS, an on-demand solution that we host which the customer accesses through the Internet. Mortgage originators subscribing to Encompass SaaS pay monthly per-user subscription fees or fees on a success basis, either separately or as a bundled package, subject to monthly base fees. The success-based pricing model also includes our Encompass Closer and Encompass Compliance Services. Alternatively, mortgage originators can license Encompass software for an initial fee as a perpetual license with annual maintenance fees, an on-premise solution which is self-hosted and maintained by the customer.

Encompass Services

Our Encompass services in our on-demand platform include Encompass Closer, CenterWise, Encompass Compliance Service and Encompass Product and Pricing Service.

Encompass Closer

Encompass Closer is a document preparation solution that electronically generates the dozens of documents a borrower must receive and sign prior to the funding of a loan. Unlike other third-party document preparation services, mortgage originators using Encompass Closer do not have to move loan data from their loan origination system to a separate closing system of a third-party vendor. As a result, Encompass Closer accelerates the closing process, eliminates re-typing of data and reduces errors in the loan package. We also provide document preparation services to a number of legacy accounts of Online Documents, Inc., or ODI, a company we acquired in 2008, that do not use Encompass software.

CenterWise

CenterWise is a bundled offering of Electronic Document Management, or EDM, and Encompass WebCenter.

Electronic Document Management. EDM gives Encompass users the ability to create virtual loan folders containing all documents involved in the loan process. These include documents generated by the Encompass software, documents received electronically and paper documents that are digitized using facsimile, document recognition and scanner technology. With EDM, Encompass users can receive, store, manage and deliver any documents electronically and securely to borrowers, real estate agents, builders, lenders and settlement service providers. Once a loan is funded, Ellie Mae servers retain the virtual loan folder for long-term storage and compliance.

Encompass WebCenter. Our Encompass WebCenter uses a website to facilitate the interaction of Encompass users with borrowers, allowing prospective borrowers to initiate loan applications online. If an application is initiated online, it is fed into the mortgage originator’s Encompass loan processing pipeline. Encompass WebCenter allows borrowers and mortgage originators to electronically sign and transmit required disclosures and other loan documentation. It also provides borrowers and their real estate agents real-time 24/7 loan status updates.

Encompass Compliance Service

Our Encompass Compliance Service analyzes mortgage loan data for compliance with consumer protection laws and institutionally mandated compliance policies. Encompass Compliance Service can check loan data multiple times during processing, underwriting, closing or funding a loan. Encompass Compliance Service is integrated with Encompass software but can be used with other loan origination software as well. It is used by Fannie Mae and several mega lenders.

Encompass Product and Pricing Service

Our Encompass Product and Pricing Service allows Encompass users to compare loans offered by different lenders and investors to determine the product and pricing options available to a particular borrower. This service is integrated with Encompass software so users can search for and sort results within their core business operating system. Data flows back and forth from the pricing engine to the loan file inside Encompass to help ensure information is accurate and complete.

The Ellie Mae Network

A key component of our on-demand software services is the Ellie Mae Network, which enables mortgage originators to choose from, and connect to, a broad array of investors and mega lenders and service providers essential to the processing and funding of loans. Key functions of the Ellie Mae Network are:

•	Mortgage originators can electronically and securely submit loan files to investors and mega lenders in order to underwrite, price and lock rates for individual loans.

•	Mortgage originators can electronically order settlement services, including credit, title, appraisal, flood, compliance, mortgage insurance, fraud detection and other reports.

•

Investors, mega lenders and settlement service providers can gain instant electronic access to a large number of mortgage originators, potentially increasing their revenue opportunities and lowering their marketing, loan processing and customer support costs.

•	Investors, mega lenders and service providers can access electronic and real-time marketing and quality enforcement services that facilitate business interactions with mortgage originators.

Investors, mega lenders and service providers enter into contracts with us that allow their proprietary operating systems to interoperate with the Ellie Mae Network. Lenders and service providers generally pay us fees on a per transaction basis when the mortgage originator orders these services through the Ellie Mae Network. The table below describes some of the services that mortgage originators may order during the mortgage origination process.

Type	Description
Credit Report	A report verifying a loan applicant’s credit standing to predict statistically how likely the applicant is to repay future debts.

Product Eligibility and Pricing Engine	A service that allows a mortgage originator to compare loans offered by different lenders and investors to determine the best product and price available to a particular borrower.

Automated Underwriting	A service provided by Fannie Mae and Freddie Mac that analyzes and determines whether a loan meets the requirements for eventual acquisition by them.

Data Transmission to and from Lenders and Investors	Mortgage originators transmit data for loan underwriting, pricing and registration prior to delivery of loan package to the lender.

Appraisal Report	An estimate of value of the property securing the mortgage conducted by a licensed appraiser and used by the lender to determine whether the loan is adequately collateralized.

Title Report; Insurance

A report ordered on the property to examine public records to ensure that no one except the seller or borrower has a valid claim on the property and to disclose past and current facts regarding ownership of and liens on the property; title insurance protects the insured against any loss caused by defect of title to the property.

Flood Certification	A report that determines whether the property is located in a flood hazard area based on federal flood regulations and whether the lender or investor will require flood insurance on the property.

Compliance Review	A service that reviews a loan file to confirm whether a loan complies with federal, state and local regulations.

Fraud Detection	A service that searches through a number of data fields on a loan application, identifies inaccurate or inconsistent data or suspicious circumstances and delivers a fraud filter score report.

Document Preparation	A service that automates the process of preparing the legal documents required for closing a loan.

Mortgage Insurance	Insurance that protects mortgage lenders against loss in the event of default by the borrower, which can allow lenders to make loans with lower down payments from borrowers.

Income, Identity and Employment Verifications

Services that automate the verification of each of a borrower’s income, identity and employment through a variety of sources, including the Internal Revenue Service, Social Security Administration and other third parties.

Sales, Marketing and Customer Support

As of December 31, 2011, our sales force consisted of 35 employees who are deployed in our Major Accounts Group and the Inside Sales Group. The Major Accounts Group maintains relationships with our largest 1,000 customers and identifies new potential Encompass Banker Edition and large banking customers. The Inside Sales Group focuses primarily on relationships with smaller lenders and mortgage brokerages.

To build brand awareness and generate sales leads, we conduct direct marketing campaigns, web-based workshops, public relations campaigns and media advertising. We also attend and sponsor many mortgage and banking industry conferences.

As of December 31, 2011, we had a staff of 33 customer support representatives who offer live and online technical support. We have also established a variety of training programs for our customers, including in-field seminars for large groups of customers, live or recorded on-line webinars to assist customers in conducting a mortgage business in general and in using our products in particular, and in-product and training videos.

Technology

Our technology infrastructure supports all of our on-demand products and services.

Data Centers and Network Access

Our primary data centers are hosted by a leading SSAE-16 Type II certified provider of hosting services in Santa Clara, California and Chicago, Illinois. All applications provided by Ellie Mae will run actively in either of these two sites at any time.

The data centers host all of the Ellie Mae Network Services and SaaS versions of our Encompass software. The data centers are designed with fault tolerance protection for all layers of the platform and infrastructure, including routers, switches, load balancers and firewalls, as well as the web and application services and backend database connections. In the event of a complete site failure, such as may occur in the event of a regional natural disaster, all of the services in a site can be redirected to the other site as a part of our disaster recovery strategy.

Our infrastructure is designed to scale substantially to accommodate foreseeable growth in the number of participants and transaction volume for our on-demand products and services.

Network Security

All data transmitted and processed within the Ellie Mae network and to our customers is encrypted using standard SSL session to protect sensitive data against third-party disclosure in transit. Servers and network components are secured with access control mechanisms and protected by hardened industry standard firewalls, virus protection and intrusion prevention/detection systems. All security services are monitored and updated in a timely manner to address emerging vulnerabilities. We cannot guarantee that our security measures will prevent security breaches and may need to expend significant resources to protect against and remedy any potential security breaches and their consequences.

Research and Development

As of December 31, 2011, we had 89 software engineers and support staff in our research and development group. We devote substantial resources to enhance the features and functionality of our product and service offerings. Our research and development expenses totaled $13.0 million, $10.5 million and $7.9 million in 2011, 2010 and 2009, respectively.

Intellectual Property

Our success depends in large part on our proprietary products and technology for which we seek protection from a combination of patent, copyright, trademark and trade secret laws and other agreements with employees and third parties. We require our officers, employees and consultants to enter into standard agreements containing provisions requiring confidentiality of proprietary information and assignment to us of all inventions made during the course of their employment or consulting relationship. We also enter into nondisclosure agreements with our commercial counterparties and limit access to, and distribution of, our confidential information.

We are committed to developing and protecting our intellectual property and, where appropriate, file patent applications to protect our technology. We currently hold six U.S. patents, with two patent applications pending and three continuing patent applications in the United States. The term of any issued patent in the United States is generally 20 years from its filing date and if our applications are pending for a long time period, we may have a correspondingly shorter term for any patent that may issue. U.S. Patent No. 7,444,302, which applies to the Internet-based transaction platform that connects our customers to lenders, vendors and GSEs used in our embedded interface of the Ellie Mae Network within the Encompass360 Loan Origination System, expires in 2025. U.S. Patent No. 8,126,920, which applies to the enterprise security management system of the Encompass360 Loan Origination System, expires in 2029. U.S. Patent Nos. 7,472,089 and 8,117,117, which apply to web integration of Loan Origination Software interfaces used in lender and vendor connections in the Ellie Mae Network, expire in 2024 and 2030, respectively. U.S. Patent Nos. 7,412,417 and 7,752,124, which apply to the Mavent rule-based validation engine and its automation used in our Encompass Compliance Service, expire in 2021 and 2025, respectively. Our present and future patents may provide only limited protection for our technology and may not be sufficient to provide competitive advantages to us. Furthermore, we cannot guarantee any patents will be issued as a result of our patent applications.

We hold a number of registered and unregistered trademarks, service names and domain names that are used in our business in the United States.

Competition

The mortgage origination software market is highly competitive. There are many software providers catering to mortgage brokerages and mortgage lenders. Our current principal software competitors include Calyx Technology, Inc., Byte Software Inc., ISGN Solutions Inc., PCLender.com, Avista Solutions, Inc., Mortgage Builder Software, Inc., OpenClose Mortgage Software and Harland Financial Solutions. Some of these software providers, including Calyx Technology, Inc., also provide connectivity between their software users and lenders and service providers.

Competition with Software Providers

We compete against software providers based on our ability to provide:

•

a comprehensive software solution that provides all business-critical functions including customer acquisition, loan processing, task management, communication with borrowers and other mortgage origination participants, reporting, regulatory compliance and general business management;

•	solutions that create efficiencies in gathering, reviewing and verifying mortgage related data and producing accurate documentation;

•	customizable business rules to automate processes, drive accountability and enforce business practices that help assure loan quality and regulatory compliance;

•	a single database to reduce data errors and facilitate collaboration among departments within a mortgage origination company and comprehensive monitoring of the business of the entire enterprise;

•	attractive pricing options, such as our success-based pricing model, allowing customers to time payments to cash flow;

•	an integrated network to submit loan files electronically and securely to lenders and electronically order all of the services necessary to originate a loan; and

•	security, reliability and data protection.

Competition with Service Providers

We only offer our other Encompass software services to Encompass users. There are many other service providers that also offer our Encompass users competing software services, including:

Borrower-facing Websites. We compete against providers of borrower-facing websites for mortgage originators, including MGIC Investment Corporation, Mortgagebot LLC, Mortgage Internet Technologies, Inc. and a la mode, inc.

Document Preparation Services. We compete against document preparation service providers, including DocMagic Inc., MRG Document Technologies, DigitalDocs, Inc., Mortgage Banking Systems, Inc., LenderLive Network, Inc., Wolters Kluwer Financial Services, Inc. and DocuTech Corporation.

Compliance Service Providers. We compete against compliance software service providers, including LogicEase Solutions Inc., Wolters Kluwer Financial Services, Inc. and Interthinx, Inc.

Product and Pricing Service Providers. We compete against product and pricing service providers, including Loan Sifter, Inc., Mortech,Inc., NYLX, Inc., Optimal Blue, LLC and Insight Lending Solutions, Inc.

Electronic Document Management. We compete against electronic document management providers, including Xerox Mortgage Services, Inc., VirPack Corporation, SigniaDocs, Inc. and Encomia, LLC.

We compete against these providers not only based on the quality of the service we offer, but also on integration of each specific service provided within the overall workflow of Encompass. This enhances mortgage originators’ control over the mortgage origination process and reduces errors and costs through the seamless exchange of data across applications and services.

Competition Regarding the Ellie Mae Network

The Ellie Mae Network is only available to mortgage originators using Encompass software. The principal competition to the use of the Ellie Mae Network remains traditional methods of exchanging data and documents among mortgage industry participants by e-mail, facsimile, phone, courier and mail. In addition, competition comes from mortgage originators using a standalone web browser to go individually to each investor, lender, or service provider’s website and then manually upload loan data or enter information into the website. Mortgage originators may continue to use these methods due to habit, personal business relationships or for other reasons, despite the disadvantages of duplicative efforts, time delays, errors and costs, redundant paper documentation and potential privacy and security breaches.

Lenders and service providers, including those who participate on the Ellie Mae Network, can and do connect with mortgage originators that are not Encompass users in a variety of ways, including through other networks between mortgage originators and lenders and service providers such as MGIC Investment Corporation and RealEC Technologies, Inc.

We compete with respect to the Ellie Mae Network based on offering mortgage originators accessibility to a critical mass of investors, lenders and service providers and enabling mortgage originators to transact all aspects of the mortgage origination process over the network. In addition, we compete as to the Ellie Mae Network by providing investors, lenders and service providers with greater access to the mortgage origination community, which enables them to increase their revenue opportunity and lower the cost of marketing and customer support.

We believe we generally compete favorably with our competitors, however, many of our actual and potential competitors enjoy substantial competitive advantages over us, such as longer operating histories and significantly greater financial, technical, marketing and other resources.

Government Regulation

The U.S. mortgage industry is heavily regulated. Mortgage originators, lenders, investors and service providers with which we do business are subject to federal, state and local laws that regulate and restrict the manner in which they operate in the residential mortgage industry, including RESPA, TILA, MDIA and SAFE. In addition, the passage of the Dodd-Frank Act has increased, and will continue to increase, regulation of the mortgage industry, including: generally prohibiting lenders from making residential mortgage loans unless a good faith determination is made of a borrower’s creditworthiness based on verified and documented information; requiring the Consumer Financial Protection Bureau to enact regulations to help assure that consumers are provided with timely and understandable information about residential mortgage loans that protect them against unfair, deceptive and abusive practices; and requiring federal regulators to establish minimum national underwriting guidelines for residential mortgages that lenders will be allowed to securitize and sell to third-party investors without retaining any of the loans’ default risk. Although we are not directly subject to these laws and regulations, changes to these laws and regulations could broaden the scope of parties or activities subject to regulation and require us to comply with their restrictions, and new products and services developed by us may be subject to, or have to reflect, these laws or regulations.

In addition, we are subject to general business laws and regulations, as well as laws and regulations specifically governing the Internet, such as those covering taxation, tariffs, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, broadband residential Internet access and the characteristics and quality of services.

Employees

At December 31, 2011, we had 270 full-time employees, including 136 in sales and marketing, 109 in research and development and technology and 25 in general and administrative functions. None of our employees are covered by collective bargaining agreements.

Facilities

Our corporate headquarters are located in Pleasanton, California, in a 43,000 square-foot facility, under a sublease expiring on April 29, 2015. We also have field-based staff operating in several areas around the country, primarily based in Irvine, California; Calabasas, California; San Diego, California; and Montville, New Jersey.

ITEM 1A.	RISK FACTORS

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

The extreme turmoil in the mortgage industry that began in 2007 has adversely affected and may continue to adversely affect our business.

As a result of the extreme turmoil in the mortgage industry and general economy that began in 2007, many mortgage originators, especially mortgage brokers, and other mortgage industry participants have gone out of business. In addition, those industry participants that continue in business face increased operating and regulatory challenges. Conditions that negatively impact our Encompass users or Ellie Mae Network participants have had a significant adverse effect on our business. For example, the number of Encompass users declined 32% from approximately 79,000 at December 31, 2006 to approximately 54,000 at December 31, 2011. During this period, the number of Active Broker Encompass Users, which are mortgage brokerage professionals who have used Encompass software at least once within the preceding 90 days, declined by approximately 84%. In addition, the population of mortgage origination professionals who are the potential users of our Encompass software dropped 46% from approximately 495,000 at December 31, 20064 to approximately 265,000 at December 31, 2011.5 If conditions in the mortgage industry were to deteriorate further, our business would be materially adversely affected.

Mortgage lending volume is expected to be lower in 2012 and 2013 than it was in 2011 due to various economic factors, including the anticipated increase in mortgage interest rates, which could adversely affect our business.

Mortgage lending volume is expected to be lower in 2012 and 2013 than it was in 2011 due to various economic factors. Factors that adversely impact mortgage lending volumes include reduced consumer and investor demand for mortgages, more stringent underwriting guidelines, increased illiquidity in the secondary mortgage market, high levels of unemployment, high levels of consumer debt, lower consumer confidence, changes in tax and other regulatory policies, including the recent expiration of the home buyer’s tax credit and other macroeconomic factors.

In addition, mortgage interest rates are currently near historic lows and many economists predict that mortgage interest rates will rise modestly in 2012. Mortgage interest rates are influenced by a number of factors, particularly monetary policy. The Federal Reserve Bank may raise the Federal funds rate, which would likely cause mortgage interest rates to rise. Increases in mortgage interest rates would reduce the volume of new mortgages originated, in particular the volume of mortgage refinancings. For example, the increase in mortgage interest rates in the second half of 2009 contributed to a significant decline in our revenues from transactions through the Ellie Mae Network and the services we provide.

The expected lower levels in residential mortgage loan volume in 2012 as compared to 2011 levels will require us to increase our revenues per loan effected through the Ellie Mae Network in order to maintain our financial performance. Any additional decrease in residential mortgage volumes would exacerbate our need to increase revenues per loan effected through the Ellie Mae Network. We cannot guarantee we will be successful in our efforts to increase our revenues per loan effected through the Ellie Mae Network, which could materially adversely affect our business.

[4]	Bureau of Labor Statistics, Mortgage Employment Statistics, February 2007.
[5]	Bureau of Labor Statistics, Mortgage Employment Statistics, February 2012.

Our future performance will be highly dependent on our ability to continue to attract Encompass SaaS customers and, to a lesser extent, to grow revenues from new Ellie Mae Network offerings and new on-demand services.

Mortgage loan volume is expected to be lower in 2012 and 2013 than it was in 2011. To increase our revenues, we must increase the percentage of our software users who choose Encompass SaaS, from which we generate greater revenues than from our license offering. We believe that recent increases in the number of Encompass SaaS customers were driven by our success-based pricing strategy. Initiatives we have implemented in the past have, from time to time, been successful initially but not over the long term. We cannot guarantee our success-based pricing strategy will continue to be successful. If it is not successful, or if we are unable to identify an alternate strategy and successfully increase the number of Encompass SaaS customers, we may be materially adversely affected.

We must also increase use of our Ellie Mae Network offerings and our other services, such as compliance and document preparation. We only introduced certain Ellie Mae Network offerings in the fourth quarter of 2009 and our Encompass Compliance Service in the first quarter of 2010. We cannot guarantee these Ellie Mae Network and other service offerings will achieve market acceptance and be successful. In the event these efforts are not successful, our business and growth prospects would be adversely affected.

If we fail to increase the number of Lender Encompass Users and other Ellie Mae Network participants or retain existing users and participants, our business may be harmed.

Ellie Mae revenue from Broker Encompass Users has declined significantly as a result of the significant reduction in the number of mortgage brokers. Our growth depends in large part on increasing the number of Lender Encompass Users and other Ellie Mae Network participants. To attract mega lenders and service providers to the Ellie Mae Network, we must convince them that the utility of, and access to mortgage originators on, the Ellie Mae Network is worth making payments to us for transactions ordered through the network by Encompass users. To grow our base of Encompass software users, in particular, we must increase the number of our Lender Encompass Users. We must also enhance the features and functionality of our Encompass software, convince mortgage lenders of the benefits of our software solution and the Ellie Mae Network and encourage them to switch from competing loan origination software products or to forego using traditional mortgage origination methods, including paper, facsimile, courier, mail and e-mail. Due to the fragmented nature of the mortgage industry, many mortgage industry participants may not be familiar with our Encompass solutions and the benefits of the Ellie Mae Network. We cannot guarantee we will be successful in attracting new Lender Encompass Users and other Ellie Mae Network participants and if we are unsuccessful in these efforts our business may be harmed.

Additionally, existing Lender Encompass Users and other Ellie Mae Network participants may decide not to continue to use our solutions for financial or other reasons. We have agreements in place with various third-party lenders, service providers and investors to facilitate integration between their businesses and the Ellie Mae Network. Most of these contracts are not long term or are subject to termination rights. An unexpected termination, or a failure to renew, of a significant number of our agreements or relationships with third-party lenders, service providers or investors could have an adverse effect on our business.

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

Due in part to the turmoil in the mortgage industry, the percentage of the national volume of residential mortgages in the United States that were funded directly through the retail channels of mega lenders increased from 38% in 2006 to 57% in 2011.6 We market our Encompass software to mortgage lenders and mortgage brokers but not to mega lenders as they generally have their own proprietary loan origination software. If the shift towards mega lenders continues, our business and growth prospects would be materially adversely affected.

We expect a number of factors to cause our operating results to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.

Our revenues and operating results have in the past varied and could in the future vary significantly from quarter to quarter and year to year because of a variety of factors, many of which are outside our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. In addition to other risk factors discussed in this section, factors that may contribute to the variability of our quarterly and annual results include:

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

Because of these and other factors, our past and future results may not reach our internal projections. In addition, our operating results in future periods may not meet the expectations of investors or public market analysts who follow our company, which could cause our stock price to decline rapidly and significantly. The results of any prior quarterly or annual periods should not be relied upon as indications of our future operating performance.

[6]	Inside Mortgage Finance, February 17, 2012, p.3, Mortgage Brokers Carry Significant Portions Of Increased Origination Volume in Late 2011. Copyright 2012.

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

Because we are dependent on third parties for the implementation and maintenance of certain aspects of our systems and because some of the causes of system interruptions may be outside of our control, we may not be able to remedy such interruptions in a timely manner, if at all. As we rely heavily on our servers, computer and communications systems and the Internet to conduct our business, any system disruptions could negatively impact our ability to run our business and either directly or indirectly disrupt our customers’ businesses, which could have an adverse effect on our business.

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

Our success will depend, in part, on our ability to expand our solutions and services and grow our business in response to changing technologies, customer demands and competitive pressures. In some circumstances, we may pursue growth through the acquisition of complementary businesses, solutions or technologies rather than through internal development. For example, in January 2011, we acquired MPS to introduce our Encompass Product and Pricing Service, which allows Encompass users to compare loan pricing from multiple lending sources. In August 2011, we acquired DMD to add additional potential Encompass users and increased loan volume to monetize our Encompass service offerings and the Ellie Mae Network. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to complete acquisitions successfully. Moreover, if such acquisitions require us to seek additional debt or equity financing, we may not be able to obtain such financing on terms favorable to us or at all. Even if we successfully complete an acquisition, we may not be able to assimilate and integrate effectively the acquired business, technologies, solutions, assets, personnel or operations, particularly if key personnel of an acquired company decide not to work for us. In addition, we may issue equity securities to complete an acquisition, which would dilute our stockholders’ ownership and could adversely affect the price of our common stock.

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

Potential structural changes in the U.S. residential mortgage industry, in particular plans to diminish the role of Fannie Mae and Freddie Mac, could disrupt the mortgage market and have a material adverse effect on our business.

Fannie Mae and Freddie Mac play a very important role in providing liquidity, stability and affordability in the current U.S. residential mortgage market. In particular, they participate in the secondary mortgage market by purchasing mortgage loans and mortgage-related securities for investment and by issuing guaranteed mortgage-related securities. In February 2011, the Obama administration delivered a report to Congress, which proposed the winding down of Fannie Mae and Freddie Mac and shrinking the federal government’s role in the housing market. This proposal includes the withdrawal of government insurance currently available on certain residential loans and increasing the down payment requirements for borrowers, both of which could reduce mortgage lending volume. In February 2012, the Federal Housing Finance Agency sent Congress a strategic plan to wind down Fannie Mae and Freddie Mac over the next several years. This proposal includes building a new infrastructure for the secondary mortgage market, continuing to shrink Fannie Mae’s and Freddie Mac’s operations by eliminating the direct funding of mortgages and shifting mortgage credit risk to private investors, and maintaining foreclosure prevention activities and credit availability. The effects of these proposals or any significant structural change to the U.S. residential mortgage industry, if implemented, would cause significant disruption to the mortgage market. If we are unable to react effectively and quickly to changes in the residential mortgage industry, our business could be harmed.

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

The mortgage origination software market is highly competitive. There are many software providers, such as Calyx Technology, Inc., Byte Software Inc., PCLender.com and Harland Financial Solutions, that compete with us by offering loan origination software to mortgage originators. Some software providers, including Calyx Technology, Inc., also provide connectivity between their software users and lenders and service providers. Other connectivity alternatives are provided by vendors such as MGIC Investment Corporation and RealEC Technologies. We also compete with compliance and document preparation service providers that are much larger and more established than us. There is vigorous competition among providers of these services and we may not succeed in convincing potential customers, using other services to switch to ours. Many service providers connect directly to mortgage originators without using any loan origination software. Some of our competitors also offer services on a closed loan basis, which could adversely impact the effectiveness of our success-based pricing strategy for increasing the number of Encompass SaaS on-demand customers. If we are unsuccessful in competing effectively by providing attractive functionality, customer service or value, we could lose existing Encompass users to our competitors and our ability to attract new Encompass users could be harmed.

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

The protection of our intellectual property rights, including our proprietary Encompass software and Ellie Mae Network technology, is crucial to the success of our business. We rely on a combination of patent, copyright, trademark and trade secret law and contractual restrictions to protect our intellectual property. Our present and future patents may provide only limited protection for our technology and may not be sufficient to provide competitive advantage to us. Furthermore, we cannot guarantee any patents will be issued to us as a result of our patent applications. We also rely in part on confidentiality and invention assignment agreements with our employees, independent contractors and consultants. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our Ellie Mae Network and Encompass software features and functionality or obtain and use information that we consider proprietary. Policing our proprietary rights is difficult and may not always be effective.

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

Other parties have asserted, and may in the future assert, that we have infringed their intellectual property rights. For example, on March 25, 2011, we were named a defendant in a patent infringement lawsuit filed by Industry Access Incorporated alleging that our Encompass 360 loan management software system and related operations infringes a single patent. See Legal Proceedings in Note 8 of the Notes to Consolidated Financial Statements. In addition, we generally agree to indemnify our customers against legal claims that our software products infringe intellectual property rights of third parties and, in the event of an infringement, to modify or replace the infringing product or, if those options are not reasonably possible, to refund the cost of the software, as pro-rated over a period of years. We cannot predict whether assertions of third-party intellectual property rights or claims arising from such assertions will substantially harm our business and operating results. If we are forced to defend against any infringement claims, whether they are with or without merit or are determined in our favor, we may face costly litigation and diversion of technical and management personnel. Furthermore, an adverse outcome of a dispute may require us to: pay damages, potentially including treble damages and attorneys’ fees if the infringement were found to be willful; cease providing solutions that allegedly incorporate the intellectual property of others; expend additional development resources to redesign or reengineer our solutions and products, if feasible; and enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies. We cannot be certain of the outcome of any litigation. Any royalty or licensing agreement, if required, may not be available to us on acceptable terms or at all. Our failure to obtain the necessary licenses or other rights could prevent the sale or distribution of some of our products and services and, therefore, could have a material adverse effect on our business.

Current or future litigation could substantially harm our business.

We have been and continue to be involved in legal proceedings, claims and other litigation. For example, we are currently a defendant in litigation initiated by DocMagic Inc., which alleges, among other claims, that we had engaged in monopolization and/or attempted monopolization, intentional interference with contractual relationship, interference with prospective economic advantage, unfair competition and breach of contract. In addition, we are currently involved in defending against a patent infringement lawsuit against us and one other party filed by Industry Access Incorporated. See Legal Proceedings in Note 8 of the Notes to Consolidated Financial Statements. Furthermore, we are also subject to various other legal proceedings and claims arising out of the ordinary course of business. While we do not expect the outcome of any such pending litigation to have a material adverse effect on our financial position, litigation is unpredictable and excessive verdicts, both in the form of monetary damages and injunctions, could occur. In the future, litigation could result in substantial costs and diversion of resources and we could incur judgments or enter into settlements of claims that could have a material adverse effect on our business.

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

Our systems and operations are vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war and similar events. For example, a significant natural disaster, such as an earthquake, fire or flood, could have a material adverse impact on our business, operating results and financial condition, and our insurance coverage may be insufficient to compensate us for losses that may occur. Our corporate offices and one of the facilities we lease to house our computer and telecommunications equipment are located in the San Francisco Bay Area, a region known for seismic activity. In addition, acts of terrorism, which may be targeted at metropolitan areas with higher population density than rural areas, could cause disruptions in our or our customers’ businesses or the economy as a whole. We may not have sufficient protection or recovery plans in certain circumstances, such as natural disasters affecting the San Francisco Bay Area, and our business interruption insurance may be insufficient to compensate us for losses that may occur.

We incur increased costs as a result of being a public company, which may strain our resources and adversely affect our operating results and financial condition.

As a public company, we incur significant accounting, legal and other expenses that we did not incur as a private company. We incur costs associated with our public company reporting requirements, since we are subject to the requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, the NYSE Amex LLC and other rules and regulations. We expect these rules and regulations will continue to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. Furthermore, these laws and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially greater costs to obtain the same or similar coverage. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

We will be required to assess our internal control over financial reporting on an annual basis and any future adverse findings from such assessment could result in a loss of investor confidence in our financial reports, significant expenses to remediate any internal control deficiencies and ultimately have an adverse effect on the market price of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended, and beginning with our Annual Report on Form 10-K for the year ending December 31, 2012, our management will be required to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. We are currently in the process of reviewing, documenting and testing our internal control over financial reporting. We may encounter problems or delays in completing the implementation of any changes necessary to make a favorable assessment of our internal control over financial reporting. In connection with the attestation process by our independent registered public accounting firm, we may encounter problems or delays in completing the implementation of any requested improvements and receiving a favorable attestation. In addition, if we fail to maintain the adequacy of our internal control over financial reporting we will not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. A significant deficiency noted in our past internal controls related to our stock-based compensation. We believe we have remediated this deficiency and have taken steps to improve our internal controls and procedures. If we fail to achieve and maintain an effective internal control environment, we could suffer material misstatements in our financial statements and fail to meet our reporting obligations, which would likely cause investors to lose confidence in our reported financial information. This could harm our operating results and lead to a decline in our stock price. Additionally, ineffective internal control over financial reporting could expose us to increased risk of fraud or misuse of corporate assets and subject us to potential delisting from the NYSE Amex, regulatory investigations, civil or criminal sanctions and class action litigation.

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

If securities or industry analysts discontinue to publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The following table sets forth the location and approximate square footage of each of our principal properties. All properties are leased under operating leases that expire at various times through 2015.

Location	Primary Use	Approximate Square Footage
Pleasanton, CA	Headquarters	43,000

San Diego, CA	Branch office	14,400

Irvine, CA	Branch office	3,400

Calabasas, CA	Branch office	1,500

Montville, NJ	Branch office	1,000

We believe that these facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed to accommodate foreseeable expansion of our operations.

ITEM 3.	LEGAL PROCEEDINGS

Information pertaining to our legal proceedings is incorporated by reference from Note 8 of the Notes to Consolidated Financial Statements in Item 8.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock has been traded on the New York Stock Exchange’s American Stock Exchange, or NYSE Amex, under the symbol “ELLI” since April 15, 2011. The following table sets forth the high and low sales prices of our common stock as reported on the NYSE Amex for the periods indicated.

Year ended December 31, 2011	High	Low
Quarter ended June 30, 2011 (from April 15, 2011)	$7.60	$5.24
Quarter ended September 30, 2011	$6.38	$3.46
Quarter ended December 31, 2011	$5.84	$4.76

Holders of Our Common Shares

As of February 29, 2012, there were approximately 123 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never declared or paid, and do not anticipate declaring or paying, any cash dividends on our common stock. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 of Part III of this report regarding information about securities authorized for issuance under our equity compensation plans.

Performance Graph

The following graph compares the total cumulative shareholder return on our common stock with the total cumulative return of the NYSE Amex Composite Index and the NYSE Arca Technology Index for the period from April 15, 2011 (the date our common stock commenced trading on the NYSE Amex) through December 31, 2011. The graph reflects the closing sales price of $6.77 per share on April 15, 2011as the initial value of our common stock.

COMPARISON OF EIGHT-MONTH CUMULATIVE TOTAL RETURN*

Among Ellie Mae, Inc., the NYSE Composite Index, and the NYSE Arca Technology Index

	4/15/11	6/30/11	9/30/11	12/31/11
Ellie Mae, Inc.	100.00	84.79	82.13	83.46
NYSE Composite	100.00	99.63	81.83	90.64
NYSE Arca Technology	100.00	94.97	83.47	76.40

*

Assumes that $100.00 was invested in our common stock and in each index at market closing prices on April 15, 2011, and that all dividends were reinvested. No cash dividends have been declared on our common stock since our initial public offering. Stockholder returns over the indicated period should not be considered indicative of future share prices or stockholder returns.

Recent Sales of Unregistered Securities

During the three months ended December 31, 2011, we made no sales of unregistered securities.

Use of Proceeds

On April 14, 2011, the SEC declared effective our registration statement on Form S-1 (File No. 333-166438), as amended, filed in connection with the IPO. After deducting underwriting discounts, commissions and offering expenses paid or payable by us, the net proceeds to us from the IPO were approximately $21.3 million.

We used approximately $17.2 million of the net proceeds from the IPO to fund a portion of the purchase price in connection with the acquisition of DMD, which closed on August 15, 2011. The remainder of the net proceeds have been invested in short-term, investment-grade interest-bearing securities such as money market accounts, certificates of deposit, commercial paper and guaranteed obligations of the U.S. government.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The consolidated statements of operations data for the years ended December 31, 2011, 2010 and 2009 and the consolidated balance sheets data as of December 31, 2011 and 2010 are derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statements of operations data for the years ended December 31, 2008 and 2007 and the consolidated balance sheets data as of December 31, 2009, 2008 and 2007 are derived from our audited consolidated financial statements not included elsewhere in this report. Our historical results are not necessarily indicative of future performance. You should read the following selected consolidated financial data below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, related notes and other financial information included elsewhere in this report. The selected consolidated financial data in this section are not intended to replace the consolidated financial statements and are qualified in their entirety by the consolidated financial statements and related notes included elsewhere in this report.

	Year ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenues	$55,494	$43,234	$37,707	$33,573	$38,493
Cost of revenues (1)	15,784	12,505	12,163	13,028	13,096

Gross profit	39,710	30,729	25,544	20,545	25,397
Operating expenses:
Sales and marketing (1)	12,126	9,555	7,532	7,553	9,890
Research and development (1)	12,975	10,468	7,945	6,898	7,140
General and administrative (1)	12,900	9,823	8,213	7,470	8,273

Total operating expenses	38,001	29,846	23,690	21,921	25,303

Income (loss) from operations	1,709	883	1,854	(1,376)	94
Other income, net	76	119	72	293	544

Income (loss) before income taxes	1,785	1,002	1,926	(1,083)	638
Income tax provision (benefit)	(1,835)	225	264	(24)	104

Net income (loss)	3,620	777	1,662	(1,059)	534
Accretion of preferred stock to redemption value, net	—	—	—	—	(96)

Net income (loss) available to common stockholders	$3,620	$777	$1,662	$(1,059)	$438

Net income (loss) per share:
Basic	$0.23	$0.22	$0.51	$(0.33)	$0.14
Diluted	$0.18	$0.05	$0.11	$(0.33)	$0.03
Weighted average shares outstanding:
Basic	15,618,053	3,495,731	3,266,133	3,206,957	3,192,158
Diluted	20,649,451	17,146,735	15,536,269	3,206,957	15,466,646

	As of December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalants	$23,732	$14,349	$11,491	$10,754	$13,011
Short-term investments	1,933	2,556	4,719	997	—
Property and equipment, net	5,539	2,710	2,921	4,924	7,461
Working capital	19,965	15,788	11,548	8,834	7,399
Total assets	99,771	62,956	57,718	52,676	56,180
Redeemable convertible preferred stock	—	82,672	82,672	82,672	82,672
Total stockholders' equity (deficit)	78,858	(31,825)	(35,516)	(38,565)	(37,832)

(1)	Stock-based compensation included in the above line items:

	Year ended December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Cost of revenues	$103	$192	$144	$19	$(39)
Sales and marketing	201	303	145	35	—
Research and development	406	443	271	78	(45)
General and administrative	970	1,130	563	147	(66)

Total	$1,680	$2,068	$1,123	$279	$(150)

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Risk Factors” Regarding Forward-Looking Statements.”

Overview

We provide business automation software for a large segment of the mortgage industry in the United States. Our on-demand, technology-enabled software solutions help streamline and automate the process of originating and funding new mortgage loans, increasing efficiency, facilitating regulatory compliance and reducing documentation errors. Mortgage originators participating in the Ellie Mae Network use our Encompass software, a comprehensive operating system that handles key business and management functions, in running a mortgage origination business. Mortgage originators use Encompass as a single tool for loan processing, marketing, customer communication and to interact electronically with mortgage lenders, investors and service providers over the Ellie Mae Network. We also offer Encompass users a variety of other on-demand services, including Encompass Closer, which automatically prepares the disclosure and closing documents necessary to fund a mortgage; CenterWise, a bundled offering of electronic document management and websites used for customer relationship management; Encompass Compliance Service, which automatically conducts compliance checks throughout the origination process; and tax transcript services which provides income verification capability to our customers. In addition, in January 2011 we acquired and began integrating assets from MPS to introduce our Encompass Product and Pricing Service, which allows Encompass users to compare loans offered by different lenders and investors to determine the best product and price available to a particular borrower.

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

We also generate revenues from the sale of our software and services, which we refer to as Software and Services revenues. The software component of Software and Services revenues is derived from mortgage originators who either subscribe to Encompass SaaS, our on-demand solution which we host and the customer accesses through the Internet, or license Encompass software as an on-premise solution for an initial perpetual license fee with annual maintenance, which is self-hosted and maintained by the customer. Mortgage originators subscribing to Encompass SaaS either pay monthly per-user subscription fees or fees on a “success” basis based on loans actually funded, subject to monthly base fees, which we refer to as success-based pricing. In addition, we offer CenterWise software either as a standalone product on a subscription fee basis or bundled as part of our Encompass SaaS offering. The services component of Software and Services revenues is derived from fees paid by mortgage originators for Ellie Mae services they order. These services include document preparation, Encompass Compliance Service and Encompass Product and Pricing Services.

Our Network Transaction revenues, success-based pricing revenues and the services component of Software and Services revenues, such as document preparation services, generally track the seasonality of the mortgage industry, with increased activity in the second and third quarters and reduced activity in the first and fourth quarters as home buyers tend to purchase their homes during the spring and summer in order to move to a new home before the start of the school year. These revenues are also affected by factors that impact mortgage volumes, such as interest rate fluctuations and general economic conditions.

We were formed as a California corporation in 1997 and reincorporated in Delaware in November 2009. From inception through 2000, we developed consumer-facing websites and initial versions of our network. We launched our first transaction platform in late 2000, the present version of which is the Ellie Mae Network. We acquired two software companies in 2000 and 2001 as our initial entry into the business of providing loan processing software and document preparation services for mortgage originators. We introduced our internally developed Encompass software solution in 2003. We acquired software and related assets from ODI to enhance our document preparation services in September 2008, commenced our compliance services offering in December 2009 through our acquisition of Mavent and added our Encompass Product and Pricing Service to our Encompass software in January 2011 through our acquisition of assets from MPS. On August 15, 2011, we acquired all of the outstanding shares of DMD, a mortgage lending automation business, to increase our customer base and our product offerings by providing additional proprietary back-end mortgage lending software and to broaden the functionality of our Encompass solutions.

Prior to 2006, we financed our operations and capital expenditures primarily through private sales of preferred stock and lease financing. From 2006 through the first quarter of 2011, we financed our operations with existing cash and cash flows from operating activities, and responded to adverse economic conditions, such as those that commenced in 2007, by reducing headcount, which is a major component of our operating expenses. As explained later in this section, our initial public offering in April 2011 raised $21.3 million, net of offering costs, most of which was used to fund our acquisition of DMD in August 2011.

The mortgage industry has undergone significant changes since 2007, largely in response to the hundreds of billions of dollars of loan defaults and massive losses suffered by lenders and investors. Our business strategy has evolved to address recent industry trends, including:

•	the lower mortgage lending volumes expected in 2012 and 2013 as compared to 2011, as forecasted by Fannie Mae, Freddie Mac and the Mortgage Bankers Association;

•	decreased profitability for mortgage originators as a result of reduced mortgage originations;

•	a continued significant decline in the number of mortgage brokerages and an increase in the relative importance of mortgage lenders, which not only arrange but also fund loans;

•	increased investor and lender quality requirements for new loans; and

•	regulatory reforms that have significantly increased the complexity and importance of regulatory compliance.

We are responding to these trends as follows:

Lower lending volume. Beginning in late 2009, we focused our marketing and sales efforts on our Encompass SaaS on-demand offering, and particularly our Encompass SaaS success-based pricing model, in contrast to our on-premise license model. In our Encompass SaaS offering, the customer does not pay the significant up-front licensing fee associated with our license model, which we believe is particularly attractive in the present climate of the residential mortgage origination market. Our Encompass SaaS success-based pricing model builds on this value proposition by aligning the customers’ payments for our software solutions with their own receipts of revenues. The shift to this model resulted in a delay in our receipt of a significant portion of our revenues from the time of the initial sale until subsequent periods, which decreased our revenues in the first half of 2010. Encompass SaaS success-based pricing customers are composed of new Encompass customers and users that have converted from our licensed Encompass software or flat monthly per-user hosted offerings. At December 31, 2011 and 2010, we had 24,252 and 14,678 Active SaaS Encompass Users, respectively, which are mortgage origination professionals who have used our Encompass SaaS software at least once within the preceding 90 days, of which 19,186 and 8,704, respectively, subscribed to our success-based pricing model. SaaS Encompass Users generated $49.4 million and $38.8 million of our revenues for the years ended December 31, 2011 and 2010, respectively, of which $15.8 million and $4.9 million, respectively, was generated by users of our success-based pricing model. We typically generate greater revenues per user through our Encompass SaaS offering than through our license offering.

Decreased profitability for mortgage originators as a result of reduced mortgage originations. By automating many of the functions of mortgage origination, we enable our users to more effectively process quality loans. This reduces the cost of originating a loan and lowers the risk of buy back from investors of poorly originated or documented loans.

Continued significant decline in the number of mortgage brokerages and an increase in the relative importance of mortgage lenders. We focus significant research and development effort on providing Encompass functionality for mortgage lenders. In addition, we have hired sales personnel focused on sales of our solutions to mortgage lenders rather than mortgage brokerages. We believe this shift toward lender users will provide us increased opportunities because mortgage lenders typically use more sophisticated and comprehensive software solutions to run their businesses and use more services and effect more transactions on the Ellie Mae Network.

Increased investor and lender quality requirements for new loans. Encompass software is designed to automate and streamline the process of originating mortgages to satisfy increased quality requirements of investors. Relevant features of Encompass software include enabling customers’ management to impose processing rules and formats, milestone and process reminders, automated population of forms with accurate data, accurate and automated transmission of loan files and data from originators to investors and lenders.

Regulatory reforms that have significantly increased the complexity and importance of regulatory compliance. We offer Encompass Compliance Service, which automatically checks loan files for compliance with the myriad of federal, state and local regulations, and alerts users to possible violations of these regulations. In addition, we have a staff of attorneys and work with compliance experts who help assure that documents prepared using our software, and processes recommended by Encompass work flow comply with applicable rules and regulations.

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

Acquisition of DMD

On August 15, 2011, we entered into a Stock Purchase Agreement and acquired all of the outstanding shares of DMD, a mortgage lending automation business, for a total purchase consideration of approximately $25.1 million in cash, of which $17.2 million was paid at closing and the remaining $8.0 million, net of $0.1 million closing settlement adjustments, will be paid without interest as follows: $3.0 million on August 15, 2012, $3.0 million on August 15, 2013 and $2.0 million on August 15, 2014. The operating results of DMD have been included in our consolidated financial statements commencing as of the acquisition date of August 15, 2011. In connection with the acquisition, we incurred related transaction expenses of approximately $0.4 million, which we expensed as incurred. For more information, see Note 5 of the Notes to Consolidated Financial Statements.

Operating Metrics

Encompass-related revenues per Average Active Encompass User is a key operational metric we use to evaluate our business, determine allocation of our resources and make decisions regarding corporate strategy. This metric is calculated by dividing Encompass-related revenues by the average number of Active Encompass Users during the period.

This metric has two subcategories: Encompass-related revenues per Average Active Lender Encompass User and Encompass-related revenues per Average Active Broker Encompass User. An Active Lender

Encompass User is a mortgage origination professional working at a mortgage lender, such as a mortgage bank, commercial bank, thrift or credit union, which sources and funds loans and generally sells these funded loans to investors. An Active Broker Encompass User is a mortgage origination professional working for a mortgage brokerage which typically processes and submits loan files to a mortgage lender or mega lender that funds the loan. We believe it is important to evaluate these subcategories separately for two reasons. First, the percentage of the overall loan origination market represented by mortgage lenders, including mortgage banks, commercial banks, thrifts and credit unions continues to increase as the number of mortgage brokerages has declined. In addition, mortgage lenders normally require more software and other service functionality, providing potential leverage for revenue growth. We focus on these metrics to determine our success in leveraging our Encompass User base to increase our revenues. We also track each Active Encompass User subcategory at the end of a period to gauge the degree of our market penetration.

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

The following table shows these operating metrics as of and for the three years ended December 31, 2011, 2010 and 2009 (unaudited):

	Year ended December 31,
	2011	2010	2009
Active Encompass users (at end of period):
Active lender Encompass users	46,238	39,687	33,221
Active broker Encompass users	7,529	11,014	21,806

Total active Encompass users	53,767	50,701	55,027

Average active Encompass users (during period):
Average active lender Encompass users	42,442	36,625	32,836
Average active broker Encompass users	9,013	15,352	25,447

Average total active Encompass users	51,455	51,977	58,283

Encompass-related revenues (in thousands):
Encompass-related revenues—lenders	$46,034	$34,116	$26,386
Encompass-related revenues—brokers	3,345	4,683	5,482

Total Encompass-related revenues	$49,379	$38,799	$31,868

Encompass-related revenues per average active Encompass user:
Encompass-related revenues—lenders per average active lender Encompass user	$1,085	$932	$804
Encompass-related revenues—brokers per average active broker Encompass user	$371	$305	$215
Encompass-related revenues per average active Encompass user	$960	$746	$547
SaaS success-based pricing related data:
Active SaaS success-based pricing Encompass users (at end of period)	19,186	8,704	1,261
SaaS success-based pricing-related revenues (in thousands)	$15,815	$4,944	$—

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

Network Transaction Revenues

We have entered into agreements with various lenders, service providers and certain government agencies participating in the mortgage origination process that provide them access to, and interoperability with, mortgage originators on the Ellie Mae Network. Under these agreements, we have the opportunity to earn transaction fees when transactions are processed through our Ellie Mae Network. Transaction revenues are recognized when there is evidence that the qualifying transactions have occurred on the Ellie Mae Network and collection of the resulting receivable is reasonably assured. Associated set-up fees are recognized ratably, beginning upon completion of the integration and continuing over the remaining estimated life of the relationship with our customer, which generally is the remaining life of the contract.

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

Encompass SaaS Revenues. We offer web-based access to our Encompass software for a monthly recurring fee. We provide the right to access our loan origination software and handle the responsibility of managing the servers, providing robust security, backing-up the data and applying updates; however, customers under these arrangements may not take possession of the software at any time during the term of the agreement. Associated set-up fees are recognized ratably over the life of the relationship with our customers, which is generally the life of the contract. Contracts generally range from one to three years. Alternatively, customers can elect to pay on a per closed loan, or success, basis subject to monthly base fees. The success basis contracts generally have a term of two to three years. Monthly base fees are recognized as the service is performed and additional amounts arising from closed loans are recognized when the loans close. This offering also includes CenterWise for Encompass as an integrated component, which is a combined element of the arrangement that is delivered in conjunction with the Encompass SaaS offering and therefore is not accounted for separately.

CenterWise for Encompass Licensees. We provide a bundled offering of electronic document management and websites used for customer relationship management. We recognize revenue for CenterWise as the service is performed. It is also automatically included as an integrated component of the Encompass SaaS offering, and the associated revenue is recognized as indicated above.

Services Revenues. We have entered into agreements with customers that provide other automated mortgage related and other business services, including automated documentation preparation and compliance reports. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability of the resulting receivable is reasonably assured.

Cost of Revenues

Our cost of revenues consists primarily of: salaries and benefits, including stock-based compensation; expenses for document preparation, income verification and compliance services; allocated facilities costs; customer support; data centers; depreciation on computer equipment used in supporting the Ellie Mae Network, Encompass SaaS and CenterWise offerings; amortization of acquired intangible assets; professional services associated with implementation of our software; and allocated facilities costs.

Operating Expenses

Sales and Marketing

Our sales and marketing expenses consist primarily of: salaries, benefits and incentive compensation, including stock-based compensation, and allocated facilities costs; expenses for trade shows, public relations and other promotional and marketing activities, including travel and entertainment expenses; and amortization of acquired intangible assets such as customer lists and contracts. We have hired sales personnel to focus on sales of our solutions to mortgage lenders in light of the increasing percentage of potential customers which are mortgage lenders rather than mortgage brokerages. We also intend to increase marketing activities focused on Encompass Banker Edition, our Ellie Mae Network offerings and our compliance services.

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

General and Administrative

Our general and administrative expenses consist primarily of: salaries and benefits, including stock-based compensation, for employees involved in finance, accounting, human resources, administrative and legal roles; consulting, legal, accounting and other professional services by third-party providers: and allocated facilities costs. We expect general and administrative expenses to continue to increase in absolute dollars due to costs associated with being a public company.

Other Income, Net

Other income, net consists primarily of interest income earned on our cash accounts and notes receivables, net of interest expense paid on equipment and software lease lines and imputed interest related to the DMD acquisition holdback payments.

Income Taxes

We are subject to income tax in the United States. As of December 31, 2011, for federal and state tax purposes, we had $15.6 million of federal and $16.3 million of state net operating loss, or NOL, carryforwards available to reduce future taxable income. These NOL carryforwards begin to expire in 2020 and 2013 for federal and state tax purposes, respectively. As of December 31, 2011, we also had federal and state research and development tax credit carryforwards of approximately $2.5 million each. The federal tax credit carryforwards will expire commencing in 2021. The state tax credit may be carried forward indefinitely. Our ability to use our NOL and tax credit carryforwards to offset any future taxable income will be subject to limitations attributable to equity transactions that result in a change of ownership as defined by Section 382 of the Internal Revenue Code. They also may be subject to suspension by government authority. For example, the State of California tax authority suspended taxpayers’ ability to use NOL carryforwards in 2008 through 2011.

We have determined that we have sufficient NOL and tax credit carryforwards to offset our federal taxable income for 2011 and preceding periods.

Our net deferred tax assets consist primarily of NOL and research and development credit carryforwards generated before we achieved profitability. Due to the uncertainty surrounding the realization of the deferred tax assets in future tax returns, we have placed a full valuation allowance against our net deferred tax assets. Our effective tax rate differs from the statutory federal rate principally due to changes in the valuation allowance in 2009, 2010 and 2011. The valuation allowance decreased by $0.4 million in 2009, which is net of a $0.3 million increase associated with an acquisition that did not affect the effective tax rate, decreased by $0.4 million in 2010, and decreased by $2.0 million in 2011. During 2011, we recorded a change in our tax valuation allowance resulting from our acquisition of DMD in August 2011 and, accordingly, we recognized an income tax benefit of approximately $1.7 million in our 2011 consolidated statement of income. We will continue to assess the need for a valuation allowance on deferred tax assets by evaluating both positive and negative evidence that may exist. Any adjustment to the deferred tax asset valuation allowance will be recorded in the income statement for the periods that the adjustment is determined to be required.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements which are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

We believe that the assumptions and estimates associated with revenue recognition, income taxes, stock-based compensation and goodwill and intangible assets have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, please see Note 2 of the Notes to Consolidated Financial Statements.

Revenue Recognition

We generate revenue primarily from transaction-based fees and fees for software and related services. Sales taxes assessed by a governmental authority are excluded from revenue.

Network Transaction Revenues

We have entered into agreements with various lenders, service providers and certain government agencies participating in the mortgage origination process that provide them access to, and interoperability with, mortgage originators on the Ellie Mae Network. Under these agreements, we have the opportunity to earn transaction fees when transactions are processed through our Ellie Mae Network. Transaction revenues are recognized when there is evidence that the qualifying transactions have occurred on the Ellie Mae Network and collection of the resulting receivable is reasonably assured. Associated set-up fees are recognized ratably, beginning upon completion of the integration and continuing over the remaining estimated life of the relationship with our customer, which generally is the remaining life of the contract.

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

Encompass SaaS Revenues. We offer web-based access to our Encompass software for a monthly recurring fee. We provide the right to access our loan origination software and handle the responsibility of managing the servers, providing robust security, backing-up the data and applying updates; however, customers under these arrangements may not take possession of the software at any time during the term of the agreement. Associated set-up fees are recognized ratably over the life of the relationship with our customers, which is generally the life of the contract. Contracts generally range from one to three years. Alternatively, customers can elect to pay on a per closed loan, or success, basis subject to monthly base fees. The success-basis contracts generally have a term of two to three years. Monthly base fees are recognized as the service is performed and additional amounts arising from closed loans are recognized when the loans close. This offering also includes CenterWise for Encompass as an integrated component, which is a combined element of the arrangement that is delivered in conjunction with the Encompass SaaS offering and therefore is not accounted for separately.

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

Effective January 1, 2011, we adopted Accounting Standards Update 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to ASC Topic 605, Revenue Recognition), or ASU 2009-13. The new standard changes the requirements for establishing separate units of accounting in a multiple-element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. We adopted this new standard on a prospective basis; therefore, it applies only to revenue arrangements entered into or materially modified beginning January 1, 2011. For revenue arrangements that were entered into or materially modified after the adoption of this standard, implementation of this new authoritative guidance has not had a significant impact on our reported revenue in the year ended December 31, 2011 as compared to revenue if the related arrangements entered into or modified after the effective date were subject to the accounting requirements in effect during the prior year periods. We do not expect the adoption of this new accounting standard will have significant impact on our revenue recognition in the future.

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

TPE. When VSOE cannot be established for deliverables in multiple-element arrangements, we apply judgment with respect to whether we can establish a selling price based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, our go-to-market strategy differs from that of our peers and our offerings contain a significant level of differentiation such that the comparable pricing of services with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine what similar competitor services’ selling prices are on a stand-alone basis. As a result, we have not been able to establish selling price based on TPE.

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

In general, we recognize revenue for monthly fees, including monthly base fees, on a straight-line basis over the contractual subscription period commencing on the date the services are made available to the customer. Usage-based fees, that are determined monthly based on closed loans or other metrics, are recognized when the loans close. In general, upfront non-refundable fees received at the inception of an arrangement are deferred and recognized over the longer of the contractual term or the estimated customer relationship period.

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

We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. Our judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax laws or our interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our consolidated balance sheets and consolidated statements of income. We must also assess the likelihood that deferred tax assets will be realized from future taxable income and, based on this assessment, establish a valuation allowance, if required.

Our determination of our valuation allowance is based upon a number of assumptions, judgments and estimates, including forecasted earnings, future taxable income and the relative proportions of revenue and income before taxes in the various jurisdictions in which we operate. To the extent we establish a valuation allowance or change the valuation allowance in a period, we reflect the change with a corresponding increase or decrease to our tax provision in our consolidated statements of income.

Stock-based Compensation

We recognize expense related to stock-based compensation awards that are ultimately expected to vest based on estimated fair values on the date of grant using the Black-Scholes option-pricing model. Stock compensation expense is recognized on a straight-line basis over the requisite service period of the award, which generally equals the vesting period.

We estimate potential forfeitures of stock grants and adjust stock-based compensation expense accordingly. The estimate of forfeitures is adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from the prior estimates. Changes in estimated forfeitures are recognized in the period of change and impact the amount of stock compensation expenses to be recognized in future periods, which could be material if actual results differ significantly from our estimates.

All stock option awards to non-employees are generally accounted for at the fair value of the equity instrument issued on the date of grant, as calculated using the Black-Scholes option-pricing model. The measurement of stock-based compensation for non-employees is subject to periodic adjustments as the options vest, and the expense is recognized over the period over which services are received.

The following table summarizes the assumptions used in the Black-Scholes option-pricing model relating to stock options in 2011, 2010 and 2009:

	Year ended December 31,
	2011	2010	2009
Stock option plans:
Risk-free interest rate	1.17% - 2.20%	1.18% - 3.12%	1.87% - 3.21%
Expected life of options (in years)	5.27 - 6.08	5.00 - 6.08	5.00 - 6.08
Expected dividend yield	0%	0%	0%
Volatility	53% - 55%	55% - 56%	47% - 48%

Employee Stock Purchase Plan:(1)
Risk-free interest rate	0.05%
Expected life of options (in years)	0.5
Expected dividend yield	0%
Volatility	52%

(1)	Employee Stock Purchase Plan established in 2011.

We recorded non-cash stock-based compensation expense related to employee stock options granted of approximately $1.5 million, $2.1 million and $1.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. We also recorded non-cash stock-based compensation expense of approximately $0.2 million for the year ended December 31, 2011 related to our employee stock purchase plan, adopted in March 2011.

Repricing of Stock Options

In December 2001, we made offers to replace employee options with an exercise price of $13.83 with options having an exercise price of $3.75 per share. Options for a total of 757,989 shares were cancelled and repriced at $3.75 by December 31, 2001. In accordance with the applicable accounting guidance, the replacement options are being accounted for using variable plan accounting. We recognized stock-based compensation

(benefit) expense of $(411,000), $622,000 and $514,000 for the years ended December 31, 2011, 2010 and 2009, respectively, related to the variable plan accounting for these options.

At December 31, 2010, we had outstanding stock options to purchase an aggregate of 133,244 shares of common stock remaining that were repriced pursuant to the stock option repricing that occurred in December 2001. Under the variable accounting rules, we recognized stock-based compensation expense or benefit with respect to the remaining shares through the earlier of the date the options were exercised or December 16, 2011, the date the options expired, in an amount equal to the number of shares of common stock underlying such options that remain outstanding as of the end of the period multiplied by the difference between the fair value of our common stock at the end of the period and the fair value of our common stock at the end of the immediately preceding period. For this purpose, the deemed fair value of our common stock at December 31, 2010 was $10.05 per share.

All options subject to variable accounting have been exercised or were expired as of December 31, 2011.

In February 2009, we made offers to replace employee options with exercise prices of $5.40 and $5.94 with options having an exercise price of $1.38 and which included new vesting periods in accordance with the terms of the repricing plan. Options for a total of 1,993,923 shares were cancelled and repriced at $1.38 in April 2009. The Replacement Options are being accounted for as a modification to the original option grants and resulted in incremental stock-based compensation expense of approximately $717,000, which is being recognized as the awards vest. As of December 31, 2011 and December 31, 2010, 883,122 shares and 1,454,784 shares, respectively, of these replacement options remained outstanding.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets are stated at cost less accumulated amortization, as appropriate. Other intangible assets include developed technology, tradenames and customer lists and contracts. Intangibles with finite lives are amortized on a straight-line basis over the estimated periods of benefit, generally one to nine years. Goodwill and intangible assets with indefinite useful lives are not amortized, but tested for impairment at least annually, or whenever changes in circumstances indicated that the carrying amount of goodwill or intangible assets may not be recoverable. These tests are performed at the reporting unit level, which is the Company as a whole, using a two-step, fair-value approach. We completed annual impairment tests for 2011, 2010 and 2009 and determined that our goodwill was not impaired for those years. The estimated fair value of the reporting unit exceeded carrying value for each of these periods.

If management’s estimates of future operating results change, if there are changes in identified reporting units or if there are changes to other significant assumptions, the estimated carrying values of any such reporting units and the estimated fair value of goodwill could change significantly, and could result in an impairment charge. Such changes could also result in goodwill impairment charges in future periods, which could have a significant impact on our operating results and financial condition therein.

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

Results of Operations

The following tables set forth our results of operations for the years presented and as a percentage of our revenues for those years. The year-to-year comparison of financial results is not necessarily indicative of future results.

	Year ended December 31,
	2011	2010	2009
	(in thousands)
Revenues	$55,494	$43,234	$37,707
Cost of revenues (1)	15,784	12,505	12,163

Gross profit	39,710	30,729	25,544

Operating expenses
Sales and marketing (1)	12,126	9,555	7,532
Research and development (1)	12,975	10,468	7,945
General and administrative (1)	12,900	9,823	8,213

Total operating expenses	38,001	29,846	23,690

Income from operations	1,709	883	1,854
Other income, net	76	119	72

Income before income taxes	1,785	1,002	1,926
Income tax provision (benefit)	(1,835)	225	264

Net income	$3,620	$777	$1,662

(1)	Stock-based compensation included in the above line items:

	Year ended December 31,
	2011	2010	2009
	(in thousands)
Cost of revenues	$103	$192	$144
Sales and marketing	201	303	145
Research and development	406	443	271
General and administrative	970	1,130	563

	$1,680	$2,068	$1,123

	Year ended December 31,
	2011	2010	2009
	(as percentage of revenues)
Revenues	100.0%	100.0%	100.0%
Cost of revenues	28.4	28.9	32.3

Gross profit	71.6	71.1	67.7
Operating expenses
Sales and marketing	21.9	22.1	20.0
Research and development	23.4	24.2	21.0
General and administrative	23.2	22.7	21.8

Total operating expenses	68.5	69.0	62.8
Income from operations	3.1	2.1	4.9
Other income, net	0.1	0.2	0.2

Income before income taxes	3.2	2.3	5.1
Income tax provision (benefit)	(3.3)	0.5	0.7

Net income	6.5%	1.8%	4.4%

Revenues

	Year ended December 31,
	2011	2010	2009
	(in thousands)
Revenue by type:
Software and Services	$45,378	$33,880	$29,195
Network Transactions	10,116	9,354	8,512

Total	$55,494	$43,234	$37,707

	Year ended December 31,
	2011	2010	2009
	(as percentage of revenues)
Revenue by type:
Software and Services	81.8%	78.4%	77.4%
Network Transactions	18.2	21.6	22.6

Total	100.0%	100.0%	100.0%

Total revenues increased $12.3 million, or 28.4%, from 2010 to 2011. This increase was primarily due to a $11.5 million increase in Software and Services revenues, comprised of a $10.8 million increase in success-based pricing revenues due to the continued focus of our selling effort on the success-based pricing model, a $0.9 million increase in license and maintenance revenue as a result of our DMD acquisition in August 2011, a $1.0 million increase in revenues attributable to our income verification service, which we began offering in the first quarter of 2011, a $0.5 million increase in revenues attributable to our product and pricing service, which we began offering in the first quarter of 2011 with our acquisition of MPS in January 2011, and a $0.6 million increase in revenues attributable to our compliance service, WebCenter and other services as a result of increased usage by our customer base. These increases were partially offset by a $1.5 million decrease in document preparation services due to lower loan volume and our bundling of that service into the success-based pricing offering, and a $0.8 million decrease in standard hosted Encompass revenues due to existing customers having converted to the success-based pricing model.

Network Transaction revenues increased $0.8 million, or 8.1%, from 2010 to 2011 primarily as a result of a $0.3 million increase in title insurance revenue and a $0.4 million increase due to increased loan activity from certain new customers added during 2010.

Total revenues increased $5.5 million, or 14.7%, from 2009 to 2010. This increase was primarily due to an increase in Software and Services revenues, consisting of a $4.9 million increase in success-based pricing revenues in its first full year on the market, a $2.2 million increase in compliance service revenues from our Mavent acquisition in December 2009, and a $0.6 million increase in CenterWise revenues. These increases were partially offset by a $1.6 million decrease in document preparation services revenues arising from a decline in refinancing activities from the elevated level of refinancing activity in the first half of 2009 that arose from government incentives, a $0.5 million decrease in self-hosted software revenues attributable to our focus on our Encompass SaaS offering, which led to conversions of existing users of our license model and fewer new license sales, and a $1.0 million decrease in standard hosted Encompass revenues due to clients converting to the success-based pricing model.

Network Transaction revenues increased $0.8 million, or 9.9%, from 2009 to 2010 primarily due to a $1.2 million increase in appraisal transaction revenues reflecting a full year of appraisal transaction services in 2010 after its introduction in late 2009, partially offset by a decline in the volume of loan activity on the Ellie Mae Network from overall industry declines.

The number of Active Lender Encompass Users increased by 16.5% from 39,687 users at December 31, 2010 to 46,238 users at December 31, 2011, primarily due to new lender customers adopting our Encompass SaaS success-based pricing offering. The number of overall Active Encompass Users increased by 6.0% from 50,701 users at December 31, 2010 to 53,767 users at December 31, 2011 as the 16.5% increase in Active Lender Encompass Users was partially offset by a 31.6% decrease in Active Broker Encompass Users as a result of continued industry-wide decline in the number of mortgage brokerages. Encompass-related Revenues per Average Active Broker Encompass User increased by 21.6% from $305 in 2010 to $371 in 2011 due to the significant reduction in the number of Active Broker Encompass Users that had previously provided only minimal revenues. Encompass-related revenues per Average Active Lender Encompass User increased by 16.4% from $932 in 2010 to $1,085 in 2011 due to the growth in the number of Active Lender Encompass Users using our success-based pricing offering.

The number of Active Lender Encompass Users increased by 19.5% from 33,221 users at December 31, 2009 to 39,687 users at December 31, 2010 primarily due to new lender customers adopting our Encompass SaaS success-based pricing offering. However, the number of Active Encompass Users decreased 7.9% from 55,027 at the end of 2009 to 50,701 at the end of 2010 due to the 49.5% decline in Active Broker Encompass Users from 21,806 at the end of 2009 to 11,014 at the end of 2010. Encompass-related Revenues per Average Active Broker Encompass User increased by 41.9% from $215 in 2009 to $305 in 2010 due to the significant loss of Active Broker Encompass Users that had previously provided only minimal revenues. Encompass-related revenues per Average Active Lender Encompass User increased by 15.9% from $804 in 2009 to $932 in 2010 due to the growth in the number of Active Lender Encompass Users subscribing to our success-based pricing offering.

Gross Profit

	Year ended December 31,
	2011	2010	2009
	(dollars in thousands)
Gross profit	$39,710	$30,729	$25,544
Gross margin	71.6%	71.1%	67.7%

Gross profit and gross margin percentage increased by $9.0 million and 0.5 percentage points, respectively, from 2010 to 2011 as revenues increased by $12.3 million and cost of revenues increased by only $3.3 million. Cost of revenues increased primarily due to a $1.8 million increase in salaries and employee benefits arising from increased professional services and customer support personnel and additional headcount from the August 2011 DMD acquisition, as well as increased expenses related to implementation services due to increased sales. The increase in cost of revenues was also attributable to a $1.1 million increase in third-party royalty expenses to support the increased revenue, a $0.5 million increase in consulting expense due to retaining consultants following the DMD acquisition, a $0.2 million increase in office rent and utilities commensurate with the increase in headcount, a $0.2 million increase in depreciation expense due to asset purchases and a $0.2 million increase in amortization of intangible assets related to the DMD acquisition. These increases were partially offset by a $0.3 million decrease in telecommunication costs related to the discontinuation of the Mavent data center, a $0.2 million decrease in software expense due to the expiration of certain Mavent-related licenses and a $0.2 million decrease in temporary staff and consulting expense relating to the integration of Mavent during 2010.

Gross profit and gross margin percentage increased by $5.2 million and 3.4 percentage points, respectively, from 2009 to 2010 as revenues increased by $5.5 million and cost of revenues increased by only $0.3 million. Cost of revenues increased due to a $0.9 million increase in salaries and employee benefits from increased headcount in implementation services and professional services primarily associated with our Mavent acquisition in December 2009, a $0.5 million increase in software maintenance and expense primarily for virtualization software and acquired software contract maintenance obligations from the Mavent acquisition, a $0.5 million increase in data center expenses from the Mavent acquisition, a $0.4 million increase in temporary staff expense for additional customer support and for assistance with the integration of Mavent, as well as a $0.4 million increase in expenses related to implementation services. These increases were offset in part by a $1.6 million reduction in document preparation costs attributable to a reduction in volume of document preparation services activities and a reduced reliance on outside document preparation vendors, a $0.7 million decrease in depreciation and amortization expense due to completion of amortization of certain network equipment and smaller fixed asset purchases during 2010 and a $0.1 million reduction in bonus expenses.

We expect that our gross margin percentage will fluctuate as a result of shifts in loan origination volume, average selling prices, number of customers and our ability to reduce cost of revenues.

Sales and Marketing

	Year ended December 31,
	2011	2010	2009
	(dollars in thousands)
Sales and marketing	$12,126	$9,555	$7,532
Sales and marketing as % of revenues	21.9%	22.1%	20.0%

Sales and marketing expenses increased by $2.6 million, or 27.0%, from 2010 to 2011. This increase was due to a $1.1 million increase in salaries and employee benefits due to increased headcount, including the additional personnel from DMD hired during the third quarter of 2011, a $0.6 million increase in advertising, public relations and related temporary staff expenses due to an increase in marketing and promotion activities, a $0.5 million increase in commissions due to increased sales during 2011, a $0.4 million increase in amortization of acquired intangible assets related to the DMD acquisition, a $0.1 million increase in travel expenses due to increased trade show attendance and a $0.1 million increase in sales and marketing-related software expense due to an increase in the number of users, partially offset by a $0.1 million decrease due to reduced consulting activities.

Sales and marketing expenses increased in absolute dollars and as a percentage of revenues from 2009 to 2010 primarily due to our strategy of significantly increasing our sales activities focused on mortgage lenders. Sales and marketing expenses increased by $2.0 million, or 26.9%, from 2009 to 2010. This increase was due to a $0.9 million increase in salaries and employee benefits attributable to increased investment in sales activities for mortgage lenders including the addition of senior sales personnel and the transfer of a senior executive from general and administrative activities to sales activities, a $0.4 million increase in commissions and bonuses reflecting greater revenues in 2010, a $0.2 million increase in trade show and marketing expense due to increased marketing activities, a $0.2 million increase in stock based compensation and a $0.2 million increase in consulting expenses relating to lead generation for our compliance services.

Research and Development

	Year ended December 31,
	2011	2010	2009
	(dollars in thousands)
Research and development	$12,975	$10,468	$7,945
Research and development as % of revenues	23.4%	24.2%	21.1%

Research and development expenses increased by $2.5 million, or 23.9%, from 2010 to 2011 primarily due to a $2.2 million increase in salaries and employee benefits resulting from increased headcount to support increased product development, including personnel added following the August 2011 DMD acquisition, a $0.2 million increase in consulting expense due to increased consulting activities and a $0.1 million increase in travel-related expenses resulting from the increased headcount.

Research and development expenses increased by $2.5 million, or 31.7%, from 2009 to 2010 primarily due to a $1.8 million increase in salary related expenses comprised of a $1.0 million increase for additional headcount from the Mavent acquisition and a $0.8 million increase for salary related expenses for additional research and development employees for other products, a $0.3 million increase in benefits and payroll taxes related to the additional headcount, a $0.2 million increase in stock-based compensation and a $0.2 million increase in consultant costs.

General and Administrative

	Year ended December 31,
	2011	2010	2009
	(dollars in thousands)
General and administrative	$12,900	$9,823	$8,213
General and administrative as % of revenues	23.2%	22.7%	21.8%

General and administrative expenses increased by $3.1 million, or 31.3%, from 2010 to 2011 primarily due to a $1.8 million increase in salaries, temporary staff, accounting, consulting and other expenses associated with our April 2011 initial public offering and having become a publicly held company, a $0.4 million increase in bonus expense due to a greater number of employees eligible for performance-based pay, a $0.3 million increase in insurance premiums related to being a public company, a $0.2 million increase in recruiting expense related to placement of certain senior positions, a $0.2 million increase in depreciation expense due to increased capital additions, a $0.1 million increase in bad debt expense reflecting the downturn in the mortgage industry and a $0.1 million increase in credit card processing fees due to increased sales.

General and administrative expenses increased by $1.6 million, or 19.6%, from 2009 to 2010 due to a $0.6 million increase in headcount in preparation of our initial public offering and to support becoming a publicly held company, a $0.6 million increase in stock-based compensation, a $0.3 million increase in accrued sales taxes arising from our review of potential exposures related to our sales tax positions in certain states, a $0.2 million increase in consulting, accounting and other professional fees related to integration of Mavent and preparation to become a publicly held company, a $0.2 million increase in bad debt expenses primarily due to certain aged customer accounts and a $0.2 million increase in director compensation under a new program initiated in 2010. These amounts were offset in part by a $0.2 million decrease in salaries resulting from the transfer of a senior executive from general and administrative activities to sales activities in late 2009 and a $0.1 million decrease in legal fees.

Other Income, Net

Other income, net of $0.1 million in 2011, 2010 and 2009 primarily consists of interest income from notes receivable and investments.

Income Tax Provision (Benefit)

Income tax benefit of $1.8 million in 2011 was primarily due to a $1.7 million reduction in our deferred tax asset valuation allowance resulting from the August 2011 acquisition of DMD and a one-time refund of $0.3 million for prior year alternative minimum taxes paid resulting from the carry back of eligible small business tax credits, partially offset by a $0.1 million current year tax provision.

Income tax provision was $0.2 million in 2010 and $0.3 million in 2009.

Liquidity and Capital Resources

As of December 31, 2011, we had cash, cash equivalents and short term investments of $25.7 million. Cash and cash equivalents consist of cash and money market accounts. Short-term investments consist of U.S. government agency securities.

We believe that our existing cash, cash equivalents and short term investments and cash generated from operating activities will be sufficient to fund capital expenditures, operating expenses and other cash requirements for at least the next 12 months. In January 2011, we used $1.0 million of cash for the purchase of assets from MPS. In August 2011, we agreed to purchase all of the outstanding shares of DMD for $25.1 million, of which $17.2 million was paid at closing and the remaining $8.0 million, net of $0.1 million closing settlement adjustments, will be paid without interest as follows: $3.0 million on August 15, 2012, $3.0 million on August 15, 2013 and $2.0 million on August 15, 2014. Although we are not currently a party to any agreement or letter of intent with respect to potential material investments in, or acquisitions of, complementary businesses, we may enter into these types of arrangements in the future, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us, in a timely manner or at all.

The following table sets forth our statement of cash flows data for the years presented:

	Year ended December 31,
	2011	2010	2009
	(in thousands)
Net cash provided by operating activities	$6,372	$3,297	$6,516
Net cash (used in) provided by investing activities	(21,268)	728	(5,443)
Net cash provided by (used in) financing activities	24,279	(1,167)	(336)
Purchases of property and equipment	3,688	1,436	268
Depreciation and amortization	2,860	1,981	2,859

Operating Activities

Cash provided by operating activities of $6.4 million in 2011 was the result of $3.6 million in net income, adjusted by $2.9 million of depreciation and amortization expense, $1.7 million of non-cash stock-based compensation, a $1.3 million increase in accrued and other liabilities primarily due to the introduction of the Employee Stock Purchase Plan, increased bonus accrual due to an increased number of employees eligible for performance-based compensation and increased accrued paid time off commensurate with the increase in employees, a $0.6 million decrease in deposits and other assets primarily due to the termination of a restricted cash covenant related to a capital lease, a $0.5 million provision for uncollectible accounts receivable, a $0.5 million increase in accounts payable due to timing of disbursements and a $0.3 million increase in deferred revenue from maintenance renewals by DMD customers. These amounts were offset in part by a $2.6 million increase in accounts receivable primarily due to higher success-based pricing revenue, a $1.7 million decrease in the deferred tax asset valuation allowance resulting from the acquisition of DMD in August 2011, a $0.6 million increase in prepaid and other assets primarily due to increased income tax receivables and a $0.2 million decrease in deferred rent related to our corporate office facility.

Cash provided by operating activities of $3.3 million in 2010 was the result of $0.8 million in net income, adjusted by $2.1 million of non-cash stock-based compensation, $2.0 million of depreciation and amortization expense, a $0.4 million increase in accrued liabilities, other liabilities and accounts payable due mainly to increased sales tax accruals arising from our review of potential exposures related to our sales tax positions in certain states and a $0.4 million provision for doubtful accounts for certain aged customer accounts. These amounts were offset in part by a $1.9 million increase in accounts receivable due to the increased sales levels of Encompass software as well as compliance services after the Mavent acquisition in December 2009 and a $0.5 million decrease in deferred rent arising from payments on vacant office space that we acquired in the ODI transaction.

Cash provided by operating activities of $6.5 million in 2009 was the result of $1.7 million in net income, adjusted by $2.9 million of depreciation and amortization expense, $1.1 million of non-cash stock-based compensation, a $0.7 million increase in deferred revenue due to higher rates of maintenance renewals, a $0.6 million increase in accrued liabilities due to timing of payments and a $0.5 million decrease in accounts receivable due to improved collections. These amounts were offset in part by a $0.7 million decrease in deferred rent arising from payments on the vacant office space that we acquired in the ODI transaction.

Investing Activities

Our primary investing activities have consisted of acquisitions of complementary businesses, purchases and sales of short-term investments and purchases of property and equipment for the Ellie Mae Network, Encompass SaaS and CenterWise services.

Cash used in investing activities of $21.3 million in 2011 was the result of $18.2 million in cash payments related to the acquisition of DMD and MPS and purchases of property and equipment of $3.7 million primarily related to computer equipment and software to support the growth of our business and to enhance our disaster recovery solution. These uses of cash were partially offset by $0.6 million of net proceeds from maturities, sales and purchases of short-term investments.

Cash provided by investing activities of $0.7 million in 2010 was the result of $2.2 million of net sales of short-term investments partially offset by $1.4 million for purchases of property and equipment primarily related to computer equipment to support the growth of our business and to enhance our disaster recovery plan.

Cash used in investing activities of $5.4 million in 2009 was the result of $7.7 million of purchases of short-term investments, a $1.0 million loan to a customer and $0.5 million for the Mavent acquisition, offset in part by $4.0 million from the sale of short-term investments.

Financing Activities

Cash provided by financing activities of $24.3 million in 2011 consisted of $23.1 million in proceeds from our initial public offering, net of offering costs, and $1.3 million in proceeds from the exercise of stock options by our employees and directors, partially offset by $0.1 million in payments on our capital lease obligations.

Cash used in financing activities of $1.2 million in 2010 consisted of a $1.6 million increase in deferred offering costs related to cash payments for legal and other fees that were capitalized in connection with the IPO and $0.4 million in payments on our capital lease obligations, partially offset by a $0.8 million in proceeds from the issuance of common stock upon the exercise of stock options.

Cash used in financing activities in 2009 consisted of $0.3 million capital lease obligation payments, offset in part by proceeds from the exercise of stock options by our employees and directors.

Off-Balance Sheet Arrangements

As of December 31, 2011, we had no off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of Regulation S-K.

As of December 31, 2011, operating leases were the only financing arrangements not reported on our consolidated financial statements.

Contractual Obligations

As of December 31, 2011, our contractual payment obligations are as follows:

	Payment due by period (as of December 31, 2011)
	Total	Less than 1 year	1-3 years	More than 3 years
	(in thousands)
Acquisition holdback, net of discounts	$7,673	$2,948	$4,725	$—
Capital lease obligations	10	6	4	—
Operating lease obligations	3,979	1,247	2,732	—

Total	$11,662	$4,201	$7,461	$—

Acquisition holdback, net of discounts is related to the acquisition of DMD. See Note 5 and Note 8 of the Notes to Consolidated Financial Statements.

Recent Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.

ITEM 7A—QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate risks and inflation.

Interest Rate Fluctuation Risk

We do not have any long-term borrowings that are subject to interest rate risk.

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

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such greater costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	54
Consolidated Balance Sheets as of December 31, 2011 and 2010	55
Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009	56
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2011, 2010 and 2009	57
Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009	58
Notes to Consolidated Financial Statements	59

Financial Statement Schedules II—Valuation And Qualifying Accounts And Reserves	98

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Ellie Mae, Inc.

We have audited the accompanying consolidated balance sheets of Ellie Mae, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2011. Our audits of the basic consolidated financial statements included the financial statement schedules listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ellie Mae, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

San Francisco, California

March 28, 2012

Ellie Mae, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2011	2010
Assets
Current assets
Cash and cash equivalents	$23,732	$14,349
Short-term investments	1,933	2,556
Accounts receivable, net	6,819	4,243
Prepaid expenses and other	1,381	665
Note receivable	1,000	—
Deferred offering costs	—	4,667

Total current assets	34,865	26,480
Property and equipment, net	5,539	2,710
Deposits and other assets	135	632
Note receivable	15	1,000
Other intangibles, net	8,166	613
Goodwill	51,051	31,521

Total assets	$99,771	$62,956

Liabilities, Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$2,255	$3,756
Accrued and other current liabilities	4,931	3,442
Acquisition holdback, net of discounts	2,948	—
Deferred revenue	4,548	3,188
Deferred rent	212	192
Leases payable	6	114

Total current liabilities	14,900	10,692
Deferred revenue, net of current portion	62	137
Deferred rent, net of current portion	624	813
Acquisition holdback, net of current portion and discounts	4,725	—
Other long-term liabilities	598	467
Leases payable, net of current portion	4	—

Total liabilities	20,913	12,109

Commitments and contingencies (Note 8)
Redeemable convertible preferred stock, $0.0001 par value per share; 10,000,000 and 14,323,714 authorized shares, 0 and 11,770,472 shares issued and outstanding as of December 31, 2011 and December 31, 2010, respectively	—	82,672
Stockholders' equity (deficit):
Common stock, $0.0001 par value per share; 140,000,000 and 21,666,666 authorized shares, 21,019,590 and 3,629,662 shares issued and outstanding as of December 31, 2011 and December 31, 2010, respectively	2	—
Additional paid-in capital	116,012	8,951
Accumulated deficit	(37,156)	(40,776)

Total stockholders' equity (deficit)	78,858	(31,825)

Total liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)	$99,771	$62,956

See accompanying notes to these consolidated financial statements.

Ellie Mae, Inc.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

	Year ended December 31,
	2011	2010	2009
Revenues	$55,494	$43,234	$37,707
Cost of revenues	15,784	12,505	12,163

Gross profit	39,710	30,729	25,544
Operating expenses:
Sales and marketing	12,126	9,555	7,532
Research and development	12,975	10,468	7,945
General and administrative	12,900	9,823	8,213

	38,001	29,846	23,690

Income from operations	1,709	883	1,854
Interest income	159	148	113
Interest expense	(83)	(29)	(41)

Income before income taxes	1,785	1,002	1,926
Income tax provision (benefit)	(1,835)	225	264

Net income	$3,620	$777	$1,662

Net income per share of common stock:
Basic	$0.23	$0.22	$0.51

Diluted	$0.18	$0.05	$0.11

Weighted average common shares used in computing net income per share of common stock:
Basic	15,618,053	3,495,731	3,266,133

Diluted	20,649,451	17,146,735	15,536,269

See accompanying notes to these consolidated financial statements.

Ellie Mae, Inc.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balances, December 31, 2008	11,770,472	$82,672	3,210,734	$—	$4,650	$(43,215)	$(38,565)
Issuance of common stock for cash upon exercise of stock options	—	—	70,763	—	66	—	66
Issuance of common stock upon exercise of stock options in exchange for an employee note receivable	—	—	33,333	—	—	—	—
Issuance of common stock in conjunction with acquisition	—	—	33,333	—	198	—	198
Stock-based compensation expense	—	—	—	—	1,123	—	1,123
Net income	—	—	—	—	—	1,662	1,662

Balances, December 31, 2009	11,770,472	82,672	3,348,163	—	6,037	(41,553)	(35,516)

Issuance of common stock for cash upon exercise of stock options	—	—	157,600	—	570	—	570
Issuance of common stock upon exercise of stock options in exchange for an employee note receivable	—	—	36,400	—	—	—	—
Issuance of common stock upon exercise of warrant	—	—	87,499	—	262	—	262
Issuance of right to purchase	—	—	—	—	363	—	363
Stock-based compensation expense	—	—	—	—	1,705	—	1,705
Excess tax benefit from exercise of stock options	—	—	—	—	14	—	14
Net income	—	—	—	—	—	777	777

Balances, December 31, 2010	11,770,472	82,672	3,629,662	—	8,951	(40,776)	(31,825)

Issuance of common stock for cash upon exercise of stock options	—	—	414,583	—	1,185	—	1,185
Issuance of common stock upon exercise of stock options in exchange for an employee note receivable	—	—	29,163	—	—	—	—
Issuance of common stock upon exercise of warrant	—	—	175,710	—	125	—	125
Issuance of common stock in connection with IPO, net	—	—	5,000,000	—	21,392	—	21,392
Conversion of preferred stock to common stock in connection with IPO	(11,770,472)	(82,672)	11,770,472	2	82,670	—	82,672
Stock-based compensation expense	—	—	—	—	1,680	—	1,680
Excess tax benefit from exercise of stock options	—	—	—	—	9	—	9
Net income	—	—	—	—	—	3,620	3,620

Balances, December 31, 2011	—	$—	21,019,590	$2	$116,012	$(37,156)	$78,858

See accompanying notes to these consolidated financial statements.

Ellie Mae, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,620	$777	$1,662
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,964	1,611	2,592
Provision for uncollectible accounts receivable	469	366	191
Amortization of intangible assets	896	370	267
Amortization of discount related to holdback	80	—	—
Stock-based compensation	1,680	2,068	1,123
Deferred income taxes	(1,654)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(2,584)	(1,890)	506
Prepaid expenses and other	(650)	233	(405)
Deposits and other assets	621	5	(2)
Accounts payable	479	23	(31)
Accrued and other liabilities	1,309	338	630
Deferred revenue	321	(79)	685
Deferred rent	(179)	(525)	(702)

Net cash provided by operating activities	6,372	3,297	6,516

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(3,688)	(1,436)	(268)
Purchase of short-term investments	(6,228)	(7,252)	(7,701)
Acquisitions, net of cash acquired	(18,188)	—	(453)
Sale of short-term investments	6,851	9,416	3,979
Issuance of note receivable	(15)	—	(1,000)

Net cash (used in) provided by investing activities	(21,268)	728	(5,443)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering net of commission	27,900	—	—
Offering costs paid during the period	(4,824)	(1,621)	(63)
Payment of capital lease obligations	(116)	(392)	(338)
Proceeds from issuance of common stock	1,310	832	65
Excess tax benefit from exercise of stock options	9	14	—

Net cash provided by (used in) financing activities	24,279	(1,167)	(336)

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,383	2,858	737
CASH AND CASH EQUIVALENTS, Beginning of period	14,349	11,491	10,754

CASH AND CASH EQUIVALENTS, End of period	$23,732	$14,349	$11,491

Supplemental disclosure of cashflow information:
Cash paid for interest	$3	$23	$41
Cash paid for income taxes	193	23	395
Supplemental disclosure of non-cash investing and financing activities:
Fixed asset purchases not yet paid	$801	$35	$195
Deferred offering costs not yet paid	—	2,218	765
Conversion of preferred stock to common stock	82,670	—	—
Issuance of common stock in conjunction with acquisition	—	—	198
Acquisition of property and equipment under capital leases	—	—	25

See accompanying notes to these consolidated financial statements.

Ellie Mae, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—The Company

Ellie Mae, Inc. (the “Company” or “Ellie Mae”) was originally incorporated in California in August 1997 and reincorporated in Delaware in November 2009. The Company provides business automation software for a large segment of the mortgage industry in the United States. Ellie Mae’s on-demand, technology-enabled software solutions help streamline and automate the process of originating and funding new mortgage loans, increasing efficiency, facilitating regulatory compliance and reducing documentation errors.

In late 2000, Ellie Mae launched the Ellie Mae Network, connecting mortgage professionals to mortgage lenders, investors and service providers integral to the origination and funding of residential mortgages.

In late 2003 and in 2005, the Company launched the Encompass software and Encompass SaaS (formerly known as Encompass Anywhere) hosted solutions (together “Encompass”). Encompass provides mortgage originators a comprehensive operating system that handles key business and management functions involved in running a mortgage origination business. Mortgage originators use Encompass as a single tool for loan processing, marketing, customer communication and electronic interaction with lenders, investors and service providers over the Ellie Mae Network. The Company also offers Encompass users a variety of additional services, including automated preparation of the disclosure and closing documents borrowers must sign to obtain a loan, electronic document management and websites used for customer relationship management. In 2009, the Company launched Encompass360, a full-service mortgage software solution which further incorporated processes from origination and processing to closing, business intelligence and reporting.

In September 2008, the Company purchased the assets of Online Documents, Inc. (“ODI”), a provider of technology and services to provide and support the preparation and delivery of electronic mortgage documents. In December 2009, the Company acquired all of the outstanding shares of Mavent Holdings Inc. (“Mavent”), a provider of automated solutions designed to analyze mortgage loan data for regulatory compliance with federal and state laws related to mortgage lending. In January 2011, the Company purchased substantially all of the assets of Mortgage Pricing System, LLC (“MPS”), a developer of sophisticated pricing solutions for mortgage lenders. On August 15, 2011, the Company acquired all of the outstanding shares of Del Mar Datatrac, Inc. (“DMD”), a mortgage lending automation business. For more information, see Note 5.

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

NOTE 2—Basis of Presentation and Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Ellie Mae, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Certain reclassifications have been made to prior period amounts to conform to current period presentation. Such reclassifications have no effect on revenues, income from operations or net income as previously reported.

Applicable Accounting Guidance

Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative generally accepted accounting principles in the United States (“U.S. GAAP”), as found in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. The Company’s management regularly assesses these estimates which primarily affect revenue recognition, the valuation of accounts receivable, intangible assets and goodwill arising out of business acquisitions, common stock, stock options and the valuation allowances associated with deferred tax assets. Actual results could differ from those estimates, and such differences may be material to the consolidated financial statements.

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity date of 90 days or less are considered to be cash equivalents. The Company invests excess cash primarily in money market accounts, certificates of deposit, and short-term commercial paper, which are subject to minimal credit and market risks.

Short-Term Investments

All of the Company’s investments that have a maturity of greater than 90 days but less than one year are classified as available-for-sale and are carried at fair value. The cost of available-for-sale marketable securities sold is based on the specific identification method. Unrealized gains and losses, if any, are reported in stockholders’ equity as other comprehensive income. Realized gains and losses are included in interest income and other expense, respectively. Interest and dividends are included in interest income when they are earned.

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

Allowance for Doubtful Accounts

The Company analyzes trade accounts receivable by considering historical bad debts, customer creditworthiness, current economic trends, changes in customer payment terms and collection trends when evaluating the adequacy of the allowance for doubtful accounts. Allowances for doubtful accounts are recognized in the period in which the associated receivable balance is not considered recoverable. Any change in the assumptions used in analyzing accounts receivable may result in changes to the allowance for doubtful accounts and are recognized in the period in which the change occurs. The Company writes off a receivable when all rights, remedies and recourses against the account and its principals are exhausted and records a benefit when previously reserved accounts are collected.

Concentration of Credit Risk

The Company’s cash and cash equivalents are deposited with major financial institutions in the United States. At times, such deposits may be in excess of insured limits. Management believes that the Company’s investments in cash equivalents are financially sound and have minimal credit risk. The Company’s accounts receivable are derived from revenue earned from customers located in the United States. The Company had no customers that represented 10% or more of revenues for the years ended December 31, 2011, 2010 and 2009. No customer represented more than 10% of accounts receivable as of December 31, 2011 and 2010.

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

Website Development Costs

Website development costs incurred in the preliminary project and operating stage of website development are expensed as incurred and certain costs incurred in the development stage of website development are capitalized and amortized over the estimated useful life. During the year ended December 31, 2011, the Company capitalized $107,000 related to a website development project, which was not completed as of December 31, 2011. During the year ended December 31, 2011, amortization of capitalized website costs was $0. Capitalized website costs are included in property and equipment, net.

For the years ended December 31, 2010 and 2009, direct costs incurred in the development phase have not been material and, as a result, any development phase costs have been expensed to cost of revenues as incurred. Costs associated with minor enhancements and maintenance for the website are included in cost of revenues in the accompanying consolidated statements of income.

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

The Company evaluates its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount and fair value less costs to sell. There have been no such impairments of finite-lived intangible assets for the years ended December 31, 2011, 2010 or 2009.

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

The Company completed its annual impairment tests during the fourth quarters of 2011, 2010 and 2009 and determined that goodwill was not impaired.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for indications of possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There has been no such impairment of long-lived assets for the years ended December 31, 2011, 2010 and 2009.

Revenue Recognition

The Company generates revenue primarily from transaction-based fees and fees for software and related services. Sales taxes assessed by a governmental authority are excluded from revenue.

Network Transaction Revenues

The Company has entered into agreements with various lenders, service providers and certain government agencies participating in the mortgage origination process that provide them access to, and interoperability with, mortgage originators on the Ellie Mae Network. Under these agreements, the Company has the opportunity to earn transaction fees when transactions are processed through the Company’s Ellie Mae Network. Transaction revenues are recognized when there is evidence that the qualifying transactions have occurred on the Ellie Mae Network and collection of the resulting receivable is reasonably assured. Associated set-up fees are recognized ratably, beginning upon completion of the integration and continuing over the remaining estimated life of the relationship with its customer, which generally is the remaining life of the contract.

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

Encompass SaaS Revenues. The Company offers web-based access to its Encompass software for a monthly recurring fee. The Company provides the right to access its loan origination software and handles the responsibility of managing the servers, providing robust security, backing-up the data and applying updates; however, customers under these arrangements may not take possession of the software at any time during the term of the agreement. Associated set-up fees are recognized ratably over the life of the relationship with its customers, which is generally the life of the contract. Contracts generally range from one to three years. Alternatively, customers can elect to pay on a per closed loan, or success, basis subject to monthly base fees. The success basis contracts generally have a term of two to three years. Monthly base fees are recognized as the service is performed and additional amounts arising from closed loans are recognized when the loans close. This offering also includes CenterWise for Encompass as an integrated component, which is a combined element of the arrangement that is delivered in conjunction with the Encompass SaaS offering and therefore is not accounted for separately.

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

Effective January 1, 2011, the Company adopted Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to ASC Topic 605, Revenue Recognition) (“ASU 2009-13”). The new standard changes the requirements for establishing separate units of accounting in a multiple-element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. The Company adopted this new standard on a prospective basis; therefore, it applies only to revenue arrangements entered into or materially modified beginning January 1, 2011. For revenue arrangements that were entered into or materially modified after the adoption of this standard, implementation of this new authoritative guidance has not had a significant impact on the Company’s reported revenue for the year ended December 31, 2011 as compared to revenue if the related arrangements entered into or modified after the effective date were subject to the accounting requirements in effect during the prior year periods. The Company does not expect the adoption of this new accounting standard will have significant impact on its revenue recognition in the future.

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

TPE. When VSOE cannot be established for deliverables in multiple-element arrangements, the Company applies judgment with respect to whether it can establish a selling price based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, the Company’s go-to-market strategy differs from that of its peers and its offerings contain a significant level of differentiation such that the comparable pricing of services with similar functionality cannot be obtained. Furthermore, the Company is unable to reliably determine what similar competitor services’ selling prices are on a stand-alone basis. As a result, the Company has not been able to establish selling prices based on TPE.

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

In general, the Company recognizes revenue for monthly fees, including monthly base fees, on a straight-line basis over the contractual subscription period commencing on the date the services are made available to the customer. Usage-based fees, that are determined monthly based on closed loans or other metrics, are recognized in the month following when the loans close. In general, upfront non-refundable fees received at the inception of an arrangement are deferred and recognized over the longer of the contractual term or the estimated customer relationship period.

Warranties and Indemnification

The Company provides a warranty for its software products and services to its customers and accounts for its warranties as a contingent liability. The Company’s products are generally warranted to perform substantially as described in the associated product documentation for a period of 90 days. The Company’s services are generally warranted to be performed consistent with industry standards for a period of 90 days from delivery. If there is a failure of such warranties, the Company generally is obligated to correct the product or service to conform to the warranty provision or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. With respect to Encompass Compliance Service, the Company provides a limited warranty, which limits its liability to the reimbursement for losses incurred by a customer due to fines, penalties or judgments imposed or levied upon a customer as a result of a violation of a specific law, rule or regulation resulting from an error in the provision of the Company’s Encompass Compliance Service. The Company’s maximum exposure is limited under its services agreements to the greater of the total service fees paid by a customer for such services during the specified period preceding the relevant claim, typically six to 12 months, or a specified dollar amount ranging from $1.0 million to $5.0 million. The Company has not historically incurred any significant claims and maintains a total of $5.0 million in professional liability insurance coverage. The Company has not provided for a warranty accrual as of December 31, 2011 or 2010. To date, the Company’s product warranty expense has not been significant.

The Company generally agrees to indemnify its customers against legal claims that the Company’s software products infringe certain third-party intellectual property rights and accounts for its indemnification obligations as a contingent liability. In the event of such a claim, the Company is obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of an infringement, the Company agrees to modify or replace the infringing product, or, if those options are not reasonably possible, to refund the cost of the software, as pro-rated over a period of years. To date, the Company has not been required to make any payment resulting from infringement claims asserted against its customers. The Company has not recorded a liability for infringement costs as of December 31, 2011 or 2010.

The Company has obligations under certain circumstances to indemnify each member of the Company’s board of directors against judgments, fines, settlements and expenses related to claims against such directors and otherwise to the fullest extent permitted under Delaware law and the Company’s bylaws and certificate of incorporation.

Cost of Revenues

The Company’s cost of revenues consists primarily of salaries, benefits and related costs (including stock-based compensation), allocated facilities costs, customer support, data centers, expenses for document preparation, income verification and compliance services, depreciation on computer equipment used in supporting the Ellie Mae Network, the Company’s Encompass SaaS and CenterWise offerings, amortization of acquired intangible assets directly involved in revenue producing activities and professional services associated with implementation of software.

Research and Development Costs

Research and development costs are expensed as incurred.

Advertising Expenses

The Company expenses advertising costs as incurred. Advertising expenses for the years ended December 31, 2011, 2010 and 2009 were $309,000, $304,000 and $211,000, respectively.

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income, specifically unrealized gains (losses) on short-term investments, which were insignificant for the years ended December 31, 2011, 2010 and 2009. As a result, comprehensive income is equivalent to net income for all periods presented.

Geographical Information

The Company is domiciled in the United States and had no international operations or sales to customers outside of the United States for the years ended December 31, 2011, 2010 and 2009.

Recent Accounting Pronouncements

In December 2011, the FASB issued the Accounting Standards Update, or ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. This newly issued accounting standard requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions executed under a master netting or similar arrangement and was issued to enable users of financial statements to understand the effects or potential effects of those arrangements on its financial position. This ASU is required to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. As this accounting standard only requires enhanced disclosure, the adoption of this standard is not expected to have an impact the Company’s financial position or results of operations.

In September 2011, FASB issued an amendment to ASC Topic 350, Intangibles – Goodwill and Other, in ASU 2011-08. Under the amendments of ASU 2011-08, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit, as described in this ASU. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss. Under the amendments in ASU 2011-08, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments under ASU 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted but the Company has not elected to do so. The Company does not expect the adoption of ASU 2011-08 to have a material impact on its consolidated financial statements.

In June 2011, FASB issued an amendment to ASC Topic 220, Comprehensive Income, in ASU 2011-05, where an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively and are effective for fiscal years and interim periods within those years, beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-05 to have a material impact on its consolidated financial statements.

In May 2011, FASB issued ASU 2011-04, which generally represents clarifications of Topic 820, Fair Value Measurement, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU 2011-04 results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards, or IFRSs. ASU 2011-04 should be applied prospectively and is effective for annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not expect the adoption of this ASU 2011-04 to have a material impact on its consolidated financial statements.

NOTE 3—Net Income Per Share of Common Stock

Net income per share of common stock is calculated by dividing net income by the weighted-average shares of common stock outstanding during the period. Diluted net income per share of common stock is calculated by dividing net income by the weighted average shares of common stock outstanding and potential shares of common stock during the period. Potential shares of common stock include dilutive shares attributable to the assumed exercise of stock options, warrants and employee stock purchase plan shares using the treasury stock method and contingent issuances of common stock related to redeemable convertible preferred stock, if dilutive.

The components of net income per share of common stock were as follows:

	Year ended December 31,
	2011	2010	2009
	(in thousands, except share and per share amounts)
Net income	$3,620	$777	$1,662

Basic shares:
Weighted average common shares outstanding	15,618,053	3,495,731	3,266,133

Diluted shares:
Weighted average shares used to compute basic net income per share	15,618,053	3,495,731	3,266,133
Effect of potentially dilutive securities:
Warrants to purchase common stock, employee stock options and convertible preferred stock	5,031,398	13,651,004	12,270,136

Weighted average shares used to compute diluted net income per share	20,649,451	17,146,735	15,536,269

Net income per share:
Basic	$0.23	$0.22	$0.51
Diluted	$0.18	$0.05	$0.11

The following potential common shares were excluded from the computation of diluted net income per share, as their effect would have been anti-dilutive:

	Year ended December 31,
	2011	2010	2009
Warrants to purchase common stock	—	—	9,762
Employee stock options and awards	1,128,632	390,713	1,884,902

	1,128,632	390,713	1,894,664

Performance-based awards are included in the diluted shares outstanding for each period if the established performance criteria have been met at the end of the respective periods. However, if none of the required performance criteria have been met for such awards then the Company excludes the shares of such awards from its diluted shares outstanding. Accordingly, weighted average shares of 583,333 have also been excluded from the dilutive shares outstanding for each of the years ended December 31, 2011, 2010 and 2009, respectively.

All of the Company’s redeemable convertible preferred stock automatically converted to common stock on a 1-for-1 basis in connection with the consummation of the IPO. For the years ended December 31, 2011, 2010 and 2009, diluted shares presented in the table above are the weighted average shares of common stock underlying the outstanding shares of redeemable convertible preferred stock that would be issued upon conversion of the preferred stock.

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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis at December 31, 2011 and December 31, 2010, according to the valuation techniques the Company used to determine their values:

		Fair value measurements
	Fair value at December 31, 2011	using inputs considered as
		Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$16,926	$16,926	$—	$—
U.S.government and governmental agency obligations	3,297	—	3,297	—

	$20,223	$16,926	$3,297	$—

		Fair value measurements
	Fair value at December 31, 2010	using inputs considered as
		Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$9,902	$9,902	$—	$—
U.S.government and governmental agency obligations	4,102	—	4,102	—

	$14,004	$9,902	$4,102	$—

As of December 31, 2011, the Company did not have any assets or liabilities that were valued using Level 3 inputs. As of December 31, 2010, the performance-based payment of $117,000, which related to the Mavent acquisition, was valued using Level 3 inputs. For the years ended December 31, 2011, 2010 and 2009, there were no transfers of financial instruments between Level 1, Level 2 or Level 3 classifications.

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

The carrying amounts and estimated fair value of cash and cash equivalents and short-term investments consisted of the following as of December 31, 2011 and 2010:

	December 31, 2011
	Amortized cost	Unrealized gains (losses)	Carrying or fair value
	(in thousands)
Cash and cash equivalents
Cash	$5,442	$—	$5,442
Money market funds	16,926	—	16,926
U.S. government notes	1,364	—	1,364

	$23,732	$—	$23,732

Short-term investments:
U.S. government agencies	$1,933	$—	$1,933

	December 31, 2010
	Amortized cost	Unrealized gains (losses)	Carrying or fair value
	(in thousands)
Cash and cash equivalents
Cash	$2,901	$—	$2,901
Money market funds	9,902	—	9,902
U.S. government notes	1,546	—	1,546

	$14,349	$—	$14,349

Short-term investments:
U.S. government agencies	$2,556	$—	$2,556

NOTE 5—Acquisitions

Del Mar Datatrac, Inc. Acquisition

On August 15, 2011, the Company entered into a Stock Purchase Agreement and acquired all of the outstanding shares of DMD, a mortgage lending automation business, for a total purchase consideration of approximately $25.1 million in cash, of which $17.2 million was paid at closing and the remaining $8.0 million (“the holdback”), net of $0.1 million closing settlement adjustments, will be paid without interest as follows: $3.0 million on August 15, 2012, $3.0 million on August 15, 2013 and $2.0 million on August 15, 2014.

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

The acquisition is accounted for as a business combination. The operating results of DMD including revenue of $2.5 million and net loss of $1.3 million have been included in the Company’s consolidated financial statements commencing as of the acquisition date of August 15, 2011. In connection with the acquisition, the Company incurred related transaction expenses of approximately $0.4 million which have been recorded in general and administrative expenses in the Company’s consolidated statement of income. The Company has finalized its estimates of fair value of current assets acquired and current liabilities assumed as of December 31, 2011. Revisions to the allocated amounts following the end of the measurement period will be recognized as a charge to operations.

The allocation of the consideration of $25.1 million, net of $0.4 million of imputed interest related to the holdback, to the identifiable tangible and intangible assets acquired and liabilities assumed under the purchase method of accounting, based on their estimated fair values as of the acquisition date, is summarized in the following table (in thousands):

Current assets (consisting primarily of accounts receivable)	$521
Property and equipment	329
Other long-term assets	31
Amortizable intangible assets:
Customer relationships	4,220
Maintenance relationships	2,490
Developed technology	960
Tradename	230
Deferred revenue, current	(964)
Other current liabilities	(539)
Long-term liabilities	(22)
Deferred tax liabilities, net	(1,654)
Goodwill	19,086

Total purchase consideration	$24,688

Customer relationships relate to the Company’s ability to sell existing and future versions of the Company’s products and services to existing DMD customers. The fair value of the customer relationships was determined by discounting the estimated net future cash flows from the customer contracts. The Company is amortizing customer relationships on a straight-line basis over an estimated life of six years.

Maintenance relationships relate to DMD’s existing maintenance contracts and the Company’s ability to sell existing and future versions of the Company’s products and services to existing DMD customers. The fair value of the maintenance relationships was determined by discounting the estimated net future cash flows from those maintenance customer contracts. The Company is amortizing the assets on a straight-line basis over an estimated life of nine years.

Developed technology consists of products which have reached technological feasibility and relate to mortgage lending solutions. The value of the developed technology was determined by discounting the estimated net future cash flows of these products. The Company is amortizing the existing and core technology on a straight-line basis over estimated lives of three years.

Tradename represents various DMD brands, registered product names and marks. The fair value of tradename was determined by estimating a benefit from owning the asset rather than paying a royalty to a third party for the use of the asset. The Company is amortizing the asset on a straight-line basis over an estimated life of three years.

Of the total estimated purchase price paid at the time of acquisition, approximately $19.1 million has been allocated to goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets and is not deductible for tax purposes. Among the factors that contributed to a purchase price in excess of the fair value of the net tangible and intangible assets was the acquisition of an assembled workforce of experienced mortgage origination software development engineers, synergies in products, technologies, skill sets, operations, customer base and organizational cultures that can be leveraged to enable the Company to build an enterprise value greater than the sum of its parts.

The following unaudited pro forma combined results of operations give effect to the acquisition of DMD as if it had occurred at January 1, 2010. The unaudited pro forma combined results of operations are provided for informational purposes only and do not purport to represent the Company’s actual consolidated results of operations or consolidated financial position had the acquisition occurred on the dates assumed, nor are these financial statements necessarily indicative of the company’s future consolidated results of operations or consolidated financial position. The Company expects to incur costs and realize benefits associated with integrating the operations of the Company and DMD. The unaudited pro forma combined results of operations do not reflect the costs of any integration activities or any benefits that may result from operating efficiencies or revenue synergies. The pro forma combined results of operations for the years ended December 31, 2011 and 2010 include non-recurring adjustments of $0.5 million relating to the reduction of DMD deferred revenue to its estimated fair value as of the acquisition date and the corresponding impact on subsequently recognized revenue, and $1.0 million of direct acquisition costs for the year ended December 31, 2011.

	Year ended December 31,
	2011	2010
	(in thousands, except per share amounts)
Revenues	$60,616	$50,474

Net income (loss)	$2,094	$(1,548)

Basic net income (loss) per share	$0.13	$(0.44)

Diluted net income (loss) per share	$0.10	$(0.44)

Mortgage Pricing System, LLC Acquisition

On January 3, 2011, the Company purchased substantially all of the assets of MPS, a developer of sophisticated pricing solutions for mortgage lenders. The acquisition was accounted for as a business combination and, accordingly, the purchase consideration was allocated to the assets acquired and liabilities assumed based on their respective fair values. MPS’s results of operations are included in the Company’s consolidated statements of income from the date of acquisition.

The aggregate purchase consideration was cash of $1,000,000. The amount allocated to intangible assets was determined based on management’s estimate of fair value using a probability weighted discounted cash flow model.

The initial purchase price of $1,000,000 exceeded the fair value of the net assets acquired of $556,000, resulting in goodwill of $444,000, none of which is deductible for income tax purposes. Goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from integrating the service offering and operations of MPS with those of the Company.

The allocation of the fair value of assets acquired and liabilities assumed was as follows (in thousands):

Current assets	$6
Property and equipment	10
Developed technology	210
Customer lists and contracts	339
Accounts payable and accrued liabilities	(9)
Goodwill	444

Total purchase consideration	$1,000

Developed technology, customer lists and contracts will be amortized over a period of five years, five years and one year, respectively.

Mavent Holdings, Inc. Acquisition

In December 2009, the Company paid cash consideration, issued 33,333 shares of common stock and agreed to pay amounts in accordance with certain performance-based targets in order to acquire all the outstanding capital stock of Mavent, a provider of automated solutions designed to analyze mortgage loan data for regulatory compliance with federal and state laws related to mortgage lending. The acquisition was accounted for as a business combination and, accordingly, the purchase consideration was allocated to the assets acquired and liabilities assumed based on their respective fair values. Mavent’s results of operations are included in the Company’s consolidated statements of income from the date of acquisition. Future adjustments to the assets acquired, liabilities assumed and estimated performance-based payments, related to the acquisition of Mavent, will be reflected in the consolidated statements of income in the period they are identified.

The aggregate purchase consideration was $848,000, consisting of cash of $500,000, 33,333 shares of common stock valued at $198,000 and an estimated earn-out of $150,000. The amount allocated to intangible assets was determined based on management’s estimate of fair value using a probability-weighted discounted cash flow model, and used Level 3 inputs in calculating the associated fair value measurements. The valuation of common stock issued was determined based on management’s estimate of fair value using a probability-weighted discounted cash flow model, and used Level 3 inputs in calculating the associated fair value measurements. Transaction costs of $42,000 were expensed as incurred and were included as a component of general and administrative expense in the consolidated statement of income for the year ended December 31, 2009.

The purchase price of $848,000 exceeded the fair value of the net assets acquired of $503,000, resulting in goodwill of $345,000, none of which is deductible for income tax purposes. Goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from integrating the service offering and operations of Mavent with those of the Company. The fair value of assets acquired and liabilities assumed was as follows (in thousands):

Current assets (including $47 of cash and cash equivalents)	$492
Property and equipment	101
Developed technology	220
Customer lists and contracts	100
Tradename	30
Deferred tax assets	443
Accounts payable and accrued liabilities	(400)
Capital lease obligations	(40)
Deferred tax liabilities	(180)
Valuation allowance against net deferred tax assets	(263)
Goodwill	345

Total purchase consideration	$848

The fair value of assets acquired included trade receivables with a fair value of $320,000. The gross amount due was $522,000, of which $202,000 was expected to be uncollectible.

The acquisition agreement contains provisions for performance-based payments to the seller equal to a percentage of adjusted revenues of Mavent products being sold as of the acquisition date in excess of a minimum amount (as defined in the contract) for the years ended December 31, 2010, 2011 and 2012. The estimated fair value of these performance-based payments of $150,000 was determined based on management’s estimate of fair value using a probability-weighted discounted cash flow model, which uses Level 3 inputs for fair value measurements. This contingent consideration was included as a component of the purchase price and has been accrued in other long-term liabilities in the accompanying consolidated balance sheets. There is no maximum to the amount that may be due under the terms of the performance-based payment agreement. There were no earn-out payments for the years ended 2010 and 2011. As of December 31, 2011 and 2010, the Company estimated that the aggregate amount of these performance-based payments would be approximately $0 and $117,000, respectively.

NOTE 6—Balance Sheet Components

Accounts Receivable

As of December 31, 2011 and 2010, accounts receivable, net, consisted of the following:

	December 31,
	2011	2010
	(in thousands)
Accounts receivable	$6,866	$4,291
Allowance for doubtful accounts	(47)	(48)

	$6,819	$4,243

Prepaid Expenses and Other

As of December 31, 2011 and 2010, prepaid expenses and other consisted of the following:

	December 31,
	2011	2010
	(in thousands)
Prepaid expenses	$544	$557
Income tax receivable	684	63
Other receivables	153	45

	$1,381	$665

Property and Equipment

As of December 31, 2011 and 2010, property and equipment, net, consisted of the following:

	December 31,
	2011	2010
	(in thousands)
Computer equipment	$12,672	$9,885
Software	5,853	4,794
Office equipment	1,479	1,366
Telecom equipment	328	708
Leasehold improvements	2,015	1,973

	22,347	18,726
Accumulated depreciation and amortization	(16,808)	(16,016)

	$5,539	$2,710

Depreciation and amortization expense for the years ended December 31, 2011, 2010 and 2009 was $1,964,000, $1,611,000 and $2,592,000, respectively, of which $100,000, $204,000 and $392,000 was related to amortization of capital leases, respectively.

The cost of property and equipment at December 31, 2011 and 2010 included a total of $11,000 and $974,000, respectively, under capital leases. Accumulated amortization relating to equipment and software under capital leases totaled $2,000 and $876,000, respectively, at December 31, 2011 and 2010. Amortization of assets under capital leases is included in depreciation and amortization expense.

Deposits and Other Assets

As of December 31, 2011 and 2010, deposits and other assets consisted of the following:

	December 31,
	2011	2010
	(in thousands)
Deposits	$135	$132
Restricted cash	—	500

	$135	$632

Restricted cash represents collateral for a capital lease.

Note Receivable

On September 30, 2009, the Company advanced $1,000,000 to a private company in the form of a secured promissory note receivable. The note receivable is secured by all tangible and intangible assets and property of the private company and bears interest at 10% per annum with interest only payments through September 30, 2012, at which time the principal balance and any remaining accrued interest is due and payable. For the years ended December 31, 2011, 2010 and 2009, the Company recorded interest income of $100,000, $100,000 and $25,000, respectively, related to this note receivable. The Company has identified no events indicating that the carrying amount of the note receivable is not recoverable as of December 31, 2011 and 2010.

Other Intangibles

As of December 31, 2011 and December 31, 2010, other intangibles, net, consisted of the following:

	December 31, 2011
	Gross carrying amount	Accumulated amortization	Net intangibles
	(in thousands)
Developed technology	$4,252	$(3,047)	$1,205
Tradenames	1,606	(1,391)	215
Customer lists and contracts	10,502	(3,756)	6,746

	$16,360	$(8,194)	$8,166

	December 31, 2010
	Gross carrying amount	Accumulated amortization	Net intangibles
	(in thousands)
Developed technology	$3,082	$(2,714)	$368
Tradenames	1,376	(1,356)	20
Customer lists and contracts	3,453	(3,228)	225

	$7,911	$(7,298)	$613

During the years ended December 31, 2011, 2010 and 2009, the Company recorded amortization of other intangible assets of $896,000, $370,000 and $267,000, respectively, which is included as a component of cost of revenues and sales and marketing expenses.

Minimum future amortization expense for other intangible assets at December 31, 2011 was as follows (in thousands):

2012	$1,635
2013	1,441
2014	1,405
2015	1,033
2016 and thereafter	2,652

$8,166

Goodwill

The changes in the carrying value of goodwill for the year ended December 31, 2011 were as follows (in thousands):

Balance at December 31, 2010	$31,521
Addition: MPS Acquisition	444
Addition: DMD Acquisition	19,086

Balance at December 31, 2011	$51,051

There was no change to goodwill in 2010.

Accrued and Other Liabilities

As of December 31, 2011 and 2010, accrued and other liabilities consisted of the following:

	December 31,
	2011	2010
	(in thousands)
Accrued payroll and related expenses	$3,346	$2,092
Accrued commissions	322	356
Accrued professional fees	692	312
Accrued offering costs	—	173
Sales and other taxes	150	78
Other accrued expenses	421	431

	$4,931	$3,442

NOTE 7—Income Taxes

The components of the provision (benefit) for income taxes were as follows:

	Year ended December 31,
	2011	2010	2009
	(in thousands)
Current
Federal	$(265)	$31	$32
State	66	181	221

	(199)	212	253
Deferred
Federal	(1,572)	11	9
State	(64)	2	2

Income tax provision (benefit)	$(1,835)	$225	$264

The provision (benefit) for income taxes differed from the amount of income taxes determined by applying the U.S. statutory federal income tax rate as follows:

	Year ended December 31,
	2011	2010	2009
	(in thousands)
Tax at federal statutory rate (34%)	$607	$341	$655
State taxes, net of federal benefit	29	67	121
Change in tax rate	201	—	—
Stock-based compensation	102	725	416
Other non-deductible items	122	44	54
Tax credits	(703)	(505)	(359)
Valuation allowance	(2,193)	(447)	(623)

Income tax provision (benefit)	$(1,835)	$225	$264

The components of net deferred tax liabilities were as follows:

	December 31,
	2011	2010
	(in thousands)
Deferred tax assets
Net operating loss carryforwards	$5,859	$5,208
Research and development credits	4,173	3,182
Reserves and accruals	981	1,059
Stock-based compensation	683	304
Depreciation and amortization	—	513

Gross deferred tax assets	11,696	10,266
Valuation allowance	(8,237)	(10,266)

Net deferred tax assets	3,459	—

Deferred tax liabilities
Identified intangibles	(2,470)	—
Depreciation and amortization	(989)	—
Book/tax basis in acquired assets	(44)	(27)

Total deferred tax liabilities	(3,503)	(27)

Net deferred tax liabilities	$(44)	$(27)

Due to the uncertainty surrounding the realization of the deferred tax assets in future tax returns, the Company has placed a valuation allowance against its deferred tax assets. The valuation allowance decreased by $2.0 million during the year ended December 31, 2011, which included a $1.5 million decrease resulting from the DMD acquisition. The acquisition of DMD’s $1.7 million of deferred tax liabilities changed the probability of realizing an equivalent amount of the Company’s previously recorded deferred tax assets to more likely than not. Accordingly, the valuation allowance was reduced by $1.7 million, which is included in income tax benefit on the consolidated statement of income for the year ended December 31, 2011. The DMD-related reduction of the valuation allowance was partially offset by $0.2 million of deferred tax valuation allowance recorded as part of the DMD acquisition against its deferred tax assets. The valuation allowance decreased by $0.4 million during the year ended December 31, 2010.

At December 31, 2011, the Company had federal and state net operating loss carryforwards of approximately $15.6 million and $16.3 million, respectively. These net operating loss carryforwards will begin to expire commencing in 2020 and 2016 for federal and state purposes, respectively. The Company also has federal and state research and development tax credit carryforwards at December 31, 2011 of approximately $2.5 million and $2.5 million, respectively. The federal tax credit carryforwards begin to expire commencing in 2021. The state tax credit carryforwards may be carried forward indefinitely.

Internal Revenue Code Section 382 places a limitation (the “Section 382 Limitation”) on the amount of taxable income that can be offset by net operating loss (“NOL”) carryforwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. California has similar rules. The Company’s capitalization as described here may have created such a change. Generally, after a control change, a loss corporation cannot deduct NOL carryforwards in excess of the Section 382 Limitation. Due to these “change in ownership” provisions, utilization of the NOL carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company has prepared a Section 382 Limitation analysis and does not believe that any of its NOL carryforwards are subject to expiration prior to utilization. Limitations have or may be imposed on the Company’s acquired subsidiaries.

The Company is required to recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.

At December 31, 2011, the Company had $1.9 million of cumulative unrecognized tax benefits. If the unrecognized tax benefit is recognized, it would affect the effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits follows (in thousands):

Balance at December 31, 2008	$945
Additions based on tax positions related to the 2009 year	152

Balance at December 31, 2009	1,097
Additions based on tax positions related to the 2010 year	231

Balance at December 31, 2010	1,328
Additions related to acquisitions	226
Additions based on tax positions related to the 2011 year	301

Balance at December 31, 2011	$1,855

The Company does not have any tax positions for which it is reasonably possible the total amount of gross unrecognized tax benefits will increase or decrease within 12 months of the year ended December 31, 2011 except for research and development tax credits.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company’s tax years for 2000 and forward are subject to examination by the U.S. tax authorities and for 1999 and forward are subject to examination by the California tax authorities due to the carryforward of unutilized net operating losses and research and development credits.

The Company did not incur any interest expense or penalties associated with unrecognized tax benefits during the year ended December 31, 2011.

NOTE 8—Commitments and Contingencies

Leases

As of December 31, 2011, the Company leased four facilities under operating lease arrangements. The leases expire in May 2014, December 2014, January 2015 and April 2015. Certain leases contain escalation clauses calling for increased rents.

Future minimum lease payments under the non-cancellable operating and capital leases at December 31, 2011 consisted of the following:

	Capital leases	Operating leases
	(in thousands)
2012	$7	$1,247
2013	4	1,285
2014	—	1,134
2015	—	313

Total minimum lease payments	11	$3,979

Less amount representing interest	(1)

Present value of minimum lease payments	10
Less current portion	(6)

Long-term portion of lease obligations	$4

Rent expense was $958,000, 824,000 and $750,000 for the years ended December 31, 2011, 2010 and 2009, respectively. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.

DMD Acquisition Holdback

Future acquisition holdback payments are scheduled as follows:

DMD Holdback
(in thousands)
2012	$3,000
2013	3,000
2014	2,000

Total acquisition holdback payments	8,000
Less amount representing interest	(327)

Present value of acquisition holdback payments	7,673
Less current portion	(2,948)

Long-term portion of acquisition holdback	$4,725

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

The initial complaint was dismissed with leave to amend as to certain claims and DocMagic’s claims for attempted monopolization and false advertising were dismissed with prejudice. DocMagic then filed a second amended complaint, re-alleging claims that were dismissed with leave to amend. The Company answered the second amended complaint, denying all material allegations, and filed its second amended counterclaim. DocMagic answered the second amended counterclaim, denying all material allegations. Pursuant to the second amended complaint and the second amended counterclaim, each of the parties is seeking unspecified damages and injunctive relief. Discovery is proceeding. On May 16, 2011, the Court ordered the parties to mediation, which the parties attended on August 24, 2011. The case is on-going.

On March 25, 2011, Industry Access Incorporated filed a patent infringement lawsuit against the Company and another defendant in the U.S. District Court for the Central District of California. The complaint alleges, among other things, that certain aspects of the Company’s Encompass 360 loan management software system and related operations infringe a single patent, and seeks declaratory relief and unspecified damages from the defendants, including enhanced damages for willful infringement and reasonable attorneys’ fees. On June, 24, 2011, the Court issued an order requiring plaintiff to serve the complaint on all defendants within three days of the order. On June 28, 2011, plaintiff served the Company with the complaint and the Company filed its answer on August 5, 2011 denying all material allegations of the complaint. On November 18, 2011 the other defendant filed with the United States Patent and Trademark Office (“the PTO”) a request for ex parte reexamination of Industry Access’ US Patent No 7,769,681, which the PTO granted on February 14, 2012. On December 15, 2011, the Company filed a motion to stay the litigation pending the reexamination, which the court granted on February 28, 2012. The Company intends to defend this claim vigorously.

Although the Company believes that it has substantial and meritorious defenses in each of these cases, neither the outcomes of the litigation nor the amount and range of potential damages associated with the litigation can be estimated.

The Company is also subject to various other legal proceedings and claims arising in the ordinary course of business. The Company cannot predict the ultimate outcome of these other legal proceedings and the amounts and ranges of potential damages associated with such proceedings cannot be estimated. An unfavorable outcome of these litigations could materially adversely affect the Company’s business, financial condition and results of operations.

NOTE 9—Redeemable Convertible Preferred Stock and Common Stock

The following table summarizes the Company’s Preferred Stock as of December 31, 2010:

Series	Shares Authorized	Issued and Outstanding	Carrying Value	Liquidation Amount
A	666,666	666,666	$500,000	$500,000
B	1,000,000	999,982	1,500,000	1,500,000
C	166,666	166,647	500,000	500,000
D	3,333,333	2,718,562	9,949,998	9,949,998
E	4,398,333	2,921,762	40,408,471	40,408,471
F	1,333,333	1,305,222	7,753,198	7,753,198
G	2,092,050	2,092,050	15,000,000	15,000,000
G-2	1,000,000	566,248	4,060,003	4,060,003
H	333,333	333,333	3,000,000	3,000,000

	14,323,714	11,770,472	$82,671,670	$82,671,670

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

The Company had reserved shares of common stock for future issuances as follows:

	December 31,
	2011	2010
Options outstanding under the stock incentive plans	4,246,285	3,612,500
Options available for future grants under the stock incentive plans	2,726,452	513,121
Redeemable convertible preferred stock outstanding	—	11,770,472
Warrants to purchase common stock	133,333	447,261

Total reserved shares	7,106,070	16,343,354

Warrants for Common Stock

In Connection with Notes Payable Relating to Series F Financing

During July, August and October 2001, the Company issued warrants to purchase an aggregate of 391,668 shares of common stock at $3.00 per share as additional consideration for a bridge financing. In 2010, the Company issued and sold an aggregate of 87,500 shares of common stock to two investors pursuant to exercises of warrants. In 2011, the Company issued and sold an aggregate of 41,668 shares of common stock at $3.00 per share pursuant to exercises of warrants. The Company also issued and sold an aggregate of 131,245 shares of common stock pursuant to the cashless net exercise of the remaining outstanding warrants. The warrants related to the cashless net exercise were exercisable for an aggregate of 262,498 shares of common stock and each had an exercise price of $3.00 per share. The number of shares issued upon the cashless net exercise of the warrants was reduced by an aggregate of 131,253 shares to effect the net exercise of the warrants in accordance with their terms. The Company did not receive any cash proceeds from the cashless net exercise of these warrants. As of December 31, 2011, none of these warrants were outstanding.

Related Party Warrants

In September 2008, the Company issued warrants to a related party to purchase an aggregate of 133,333 shares of common stock at $5.94 per share. The warrants remained outstanding at December 31, 2011 and expire on December 31, 2012. Such warrants contain a performance requirement with vesting triggered by certain minimum payments to the Company resulting from the arrangement. No amounts will be recognized for these warrants until the stated minimum payments have been met. Refer to Note 12 for additional information.

NOTE 10—Stock Incentive Plans

Employee Stock Purchase Plan

On March 7, 2011, the Company adopted an Employee Stock Purchase Plan (the “ESPP”), which became effective on the date of adoption. The Company’s stockholders approved the ESPP on March 24, 2011. Qualified employees are permitted to purchase the Company’s common stock at 85% of the fair market value of the common stock as of the commencement date of the offering period or as of the specified purchase date, whichever is lower. The ESPP is deemed compensatory and stock-based compensation is recognized in accordance with ASC 718, Stock Compensation.

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

During 2011, 49,542 shares of common stock were purchased at an average per share price of $4.66. At December 31, 2011, there were 617,124 shares available to be issued under the plan. Stock-based compensation expense related to the ESPP adopted in March 2011 was approximately $165,000.

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

In December 2001, the Company made offers to replace employee options with an exercise price of $13.83 per share with options having an exercise price of $3.75 per share. Options for a total of 758,049 shares were canceled and repriced at $3.75 per share by December 31, 2001. The replacement options are being accounted for using variable plan accounting. The Company recognized stock-based compensation (benefit) expense of $(411,000), $622,000 and $514,000 for years ended December 31, 2011, 2010 and 2009, respectively, related to the variable plan accounting for these options. As of December 31, 2011 and December 31, 2010, respectively, 0 shares and 133,244 shares of these replacement options remained outstanding.

In February 2009, the Company made offers to replace employee options with exercise prices of $5.40 and $5.94 with options having an exercise price of $1.38 and which included new vesting periods in accordance with the terms of the repricing plan. Options for a total of 1,993,923 shares were cancelled and repriced at $1.38 in April 2009 (“April 2009 repricing”). The replacement options are being accounted for as a modification to the original option grants and resulted in incremental stock-based compensation expense of approximately $717,000, which is recognized as the awards vest. As of December 31, 2011 and December 31, 2010, 883,122 shares and 1,454,784 shares of these replacement options remained outstanding.

In August 2007, the Company granted an option to purchase 450,000 shares of the Company’s common stock at an exercise price of $5.94 per share to an executive officer of the Company. The option was cancelled and repriced at $1.38 as part of the April 2009 repricing. Such option contains a performance requirement with vesting triggered by a liquidity event of the Company and the number of vested shares determined based upon a return multiple as defined in the agreement. Upon the IPO in April 2011, as a liquidity event defined in the agreement occurred, the Company began recognizing compensation expense. The related compensation expense recognized for the year ended December 31, 2011 was $316,000.

In March 2009, the Company accepted a promissory note receivable from a non-officer employee in consideration for the exercise of 33,333 fully vested stock options. The promissory note was secured by the underlying shares of common stock. The note receivable, totaling $50,000, bore interest at 3.25% per annum and was due on March 30, 2010. The note receivable was considered a non-recourse note under relevant accounting guidance. Since the note was non-recourse for accounting purposes, the resulting exercise of the stock option was determined to not be substantive. Therefore, the Company did not reflect the exercise of the stock option for accounting purposes in its balance sheet at December 31, 2009. The Company received and recorded full payment of this note in April 2010.

In April 2010, the Company’s board of directors authorized the confirmation of certain stock options and the grant of certain replacement stock options, (“Replacement Options”), to certain individuals. The board also granted short-term rights to purchase common stock to certain individuals whose stock option agreements had terminated. The Replacement Options were fully vested but only exercisable in 2011 and the short-term purchase rights were fully vested but were only exercisable through May 2010. None of the Replacement Options, the confirmed options or the rights to purchase common stock has an exercise or purchase price that is less than the exercise price under the stock option agreement it replaces. In the second quarter of 2010, the Company recorded a one-time stock-based compensation expense of approximately $363,000 related to the stock purchase right transactions but no additional stock-based compensation in subsequent periods. The Company also determined that the actions taken by its board of directors did not result in any change in stock-based compensation expense for prior periods because all terms of the stock option agreements and the recipients were determined by the Company to be fixed at the time these individuals were originally informed of their rights to purchase shares.

In December 2010, the Company accepted promissory notes receivable from non-officer employees in consideration for the exercise of 36,400 fully vested stock options that were subject to variable accounting. The promissory notes are secured by the underlying shares of common stock. The notes receivable, totaling $137,000, bear interest at 0.32% per annum and are due upon the first to occur of: (a) December 17, 2012, (b) two hundred ten (210) days following an initial public offering of the Company’s capital stock, (c) immediately prior to the dissolution or liquidation of the Company or upon a transaction resulting in a change of control, including by merger or by sale of all or substantially all of the Company’s assets, (d) the employee’s termination as an employee or consultant of the Company, or (e) the occurrence of an event of default as defined in the promissory note. The notes receivable are considered to be non-recourse notes under relevant accounting guidance. Since the notes are non-recourse for accounting purposes, the resulting exercises of the stock options have been determined to not be substantive and therefore not reflected in the Company’s balance sheet as of December 31, 2010 or 2011. The due dates for the notes were further extended in November 2011, as further described below. The exercise of the shares through the promissory notes effectively provided for an extension of the term of each award for a period of up to two years, resulting in a substantive modification under relevant accounting guidance. Variable accounting for these awards ceased, and the modification did not have a material impact on the financial statements.

In February 2011, the Company accepted promissory notes receivable from non-officer employees in consideration for the exercise of 29,163 fully vested stock options that were subject to variable accounting. The promissory notes are secured by the underlying shares of common stock. The notes receivable, totaling $185,485 bear interest at 0.51% per annum and are due upon the first to occur of: (a) the second anniversary of note, (b) two hundred ten (210) days following an initial public offering of the Company’s capital stock, (c) immediately prior to the dissolution or liquidation of the Company or upon a transaction resulting in a change of control, including by merger or by sale of all or substantially all of the Company’s assets, (d) the employee’s termination as an employee or consultant of the Company, or (e) the occurrence of an event of default as defined in the promissory note. The notes receivable are considered to be non-recourse notes under relevant accounting guidance. Since the notes are non-recourse for accounting purposes, the resulting exercises of the stock options have been determined to not be substantive and therefore not reflected in the Company’s Balance sheet as of December 31, 2011. The due dates for the notes were further extended in November 2011, as further described below. The exercise of the shares through the promissory notes effectively provided for an extension of the term of each award for a period of up to two years, resulting in a substantive modification under relevant accounting guidance. Variable accounting for these awards ceased, and the modification did not have a material impact on the financial statements.

In November 2011, the Company’s board of directors approved extending the maturity date of each of the above outstanding secured promissory notes held by the Company. As a result of the extension approved by the Company’s board of directors, the promissory notes will be due on the earlier of: (i) (x) November 11, 2013 for the promissory notes related to 36,400 nonqualified options and (y) May 11, 2012 for the promissory notes related to 29,163 incentive stock options; (ii) immediately prior to the dissolution or liquidation of the Company or upon a transaction resulting in a change of control, including by merger or by sale of all or substantially all of the Company’s assets; (iii) the employee’s termination as an employee or consultant of the Company; or (iv) the occurrence of an event of default as defined in the promissory note. The modification resulting from this extension did not have a material impact on the financial statements.

The following table summarizes stock option activity under the Company’s stock option and incentive plans:

		Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2008	3,465,785	$4.70
Granted	2,172,712	1.41
Exercised	(104,096)	1.11
Forfeited or expired	(2,513,712)	5.02

Outstanding at December 31, 2009	3,020,689	2.19
Granted	1,127,716	7.30
Exercised	(154,000)	2.30
Forfeited or expired	(381,905)	4.28

Outstanding at December 31, 2010	3,612,500	3.51
Granted	1,238,218	5.43
Exercised	(436,904)	3.11
Forfeited or expired	(167,529)	7.01

Outstanding at December 31, 2011	4,246,285	3.97	6.21	$9,391

Ending vested and expected to vest at December 31, 2011	4,160,663	$3.95	6.16	$9,311

Exercisable at December 31, 2011	2,209,668	$2.89	4.29	$6,983

The aggregate intrinsic value for options outstanding at December 31, 2011 in the table above is based on the Company’s closing stock price of $5.65 as of December 31, 2011, which would have been received by the option holders had all option holders exercised their in the money options as of that date.

The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 were $1,252,000, $816,999 and $50,000, respectively. Intrinsic value of an option is the difference between the fair value of the Company’s common stock at the time of exercise and the exercise price paid.

As of December 31, 2011, total unrecognized compensation cost related to unvested awards not yet recognized under all stock compensation plans, adjusted for estimated forfeitures, was $5,034,000 and is expected to be recognized over a weighted average period of 2.7 years.

Stock-Based Compensation Expense

The total stock-based compensation expense recognized for the years ended December 31, 2011, 2010 and 2009 was allocated as follows:

	Year ended December 31,
	2011	2010	2009
	(in thousands)
Cost of revenues	$103	$192	$144
Sales and marketing	201	303	145
Research and development	406	443	271
General and administrative	970	1,130	563

	$1,680	$2,068	$1,123

The Company did not capitalize any stock-based compensation in 2011, 2010 and 2009 as such amounts were not material.

Valuation Information

The weighted-average estimated fair value of employee stock options granted during the years ended December 31, 2011, 2010 and 2009 was $2.77 per share, $4.71 per share and $1.11 per share, respectively. The weighted-average estimated fair value of employee stock purchase rights granted pursuant to the ESPP during the year ended December 31, 2011 was $1.29 per share. The fair value of stock options and stock purchase rights granted under the Plans were estimated at the date of grant using the Black-Scholes option valuation model for the years ended December 31, 2011, 2010, and 2009 with the following weighted-average assumptions:

	Year ended December 31,
	2011	2010	2009
Stock option plans:
Risk-free interest rate	1.17% - 2.20%	1.18% - 3.12%	1.87% - 3.21%
Expected life of options (in years)	5.27 - 6.08	5.00 - 6.08	5.00 - 6.08
Expected dividend yield	0%	0%	0%
Volatility	53% - 55%	55% - 56%	47% - 48%

Employee Stock Purchase Plan:(1)
Risk-free interest rate	0.05%
Expected life of options (in years)	0.5
Expected dividend yield	0%
Volatility	52%

(1)	Employee Stock Purchase Plan established in 2011.

Due to the Company’s limited trading history as a publicly held company, the simplified method was used to estimate the expected term of options granted by taking the average of the vesting term and the contractual term of the option. To estimate volatility, management identified a group of publicly-traded peer companies that operate in a similar industry and an estimate was determined based on the average historical volatilities of these peer companies. The risk-free interest rate used was the Federal Reserve Bank’s constant maturities interest rate commensurate with the expected life of the options. The expected dividend yield was zero, as the Company does not anticipate paying a dividend within the relevant time frame.

NOTE 11—Employee Benefit Plan

The Company offers a qualified 401(k) defined contribution plan to substantially all of the Company’s employees. Eligible employees may contribute up to 15% of their pretax annual compensation, up to the amount allowed pursuant to the Internal Revenue Code. In 2011, 2010 and 2009, the Company matched 50% of each dollar of employee contribution, up to a maximum match of three percent of the employee’s compensation. The Company’s contributions to the 401(k) plan for the years ended December 31, 2011, 2010 and 2009 were $482,000, $388,000 and $340,000, respectively, which were recognized as expense in the consolidated statements of income.

NOTE 12—Related Party Transactions

In the ordinary course of business, certain investors in the Company are also trade customers. Revenues earned from these related parties were $1,828,000, $1,722,000 and $1,580,000, for the years ended December 31, 2011, 2010 and 2009, respectively, and were primarily included in Network Transactions revenue. There were $928,000, $4,000 and $0 expenses incurred for services from these related parties for the years ended December 31, 2011, 2010 and 2009, respectively.

Accounts receivable with respect to these related parties under these arrangements were $341,000 and $230,000 as of December 31, 2011 and 2010, respectively. Amounts due to related parties were $366,000 and $4,000 as of December 31, 2011 and December 31, 2010, respectively.

SavingStreet

Director Carl Buccellato served as the chief executive officer of SavingStreet (formerly New Casa 188, LLC), from May 2008 until February 2012, and owns 32% of the membership interests of SavingStreet. During 2008, the Company entered into a strategic relationship agreement with SavingStreet (which was subsequently amended and restated on June 15, 2010) pursuant to which the Company provides to SavingStreet certain information from borrowers who consent to the distribution of such information, SavingStreet uses this borrower information to market certain move-related and home ownership-related products and services and the Company is entitled to receive 20% of SavingStreet’s net income until investors have recouped their initial investment, and then 50% of its net income thereafter. In connection with this transaction, the Company issued to SavingStreet a five-year warrant to purchase up to 133,333 shares of its common stock at an exercise price of $5.94 per share. This warrant may only be exercised at any time after the Company has received an aggregate of $5.0 million pursuant to the agreement and prior to the termination date of the warrant, which is December 31, 2012. The warrants were outstanding and unvested as of December 31, 2011 and 2010 as the performance requirements under the arrangement were not met.

The agreement was amended effective July 1, 2010 to specify additional marketing, sales and funding responsibilities for both parties, as well as to introduce additional protection measures for customer data utilized in connection with the agreement. On August 10, 2011, the Company further amended the strategic relationship agreement with SavingStreet to enable the parties to offer to Encompass users a lead generation service, referred to as the Early Alert Program. Pursuant to this amendment, SavingStreet will design, develop, administer, maintain and deliver the Early Alert Program and the Company will be responsible for marketing and selling this program to its Encompass users. The Company and SavingStreet agree to equally share in the revenue received from the Early Alert Program, after deducting third-party lead generation costs. As of December 31, 2011, activities under the amended agreement had not commenced and no revenue has been recorded to date.

As of December 31, 2011 and 2010, the Company has not been paid any profit-sharing amounts pursuant to the agreement. There were $196,000 and $4,000 of expenses incurred for the year ended December 31, 2011 and 2010, respectively, related to SavingStreet. Amounts due to SavingStreet were $11,000 and $4,000 as of December 31, 2011 and December 31, 2010, respectively.

On March 27, 2012, the Company terminated its existing agreements and arrangements with SavingStreet. For more information, see Note 14.

NOTE 13—Segment Information

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

For enterprise-wide disclosure, the Company is organized primarily on the basis of service lines. Supplemental disclosure of revenue by service type is as follows:

	Year ended December 31,
	2011	2010	2009
	(in thousands)
Software and services	$45,378	$33,880	$29,195
Network transactions (including related parties)	10,116	9,354	8,512

	$55,494	$43,234	$37,707

NOTE 14—Subsequent Event

On March 27, 2012, the Company terminated its existing agreements and arrangements with SavingStreet. The five-year warrant to purchase shares of the Company’s common stock remains outstanding. For more information, see Note 12.

NOTE 15—Quarterly Results of Operations Data (Unaudited)

	Three months ended
	Dec 31, 2011	Sep 30, 2011	Jun 30, 2011	Mar 31, 2011	Dec 31, 2010	Sep 30, 2010	Jun 30, 2010	Mar 31, 2010
	(in thousands, except per share amounts)
Revenues	$18,754	$14,673	$11,464	$10,603	$12,668	$11,924	$9,763	$8,879
Cost of revenues (1)	4,864	4,045	3,512	3,363	3,197	3,146	3,087	3,075

Gross profit	13,890	10,628	7,952	7,240	9,471	8,778	6,676	5,804
Operating expenses
Sales and marketing (1)	4,131	3,047	2,497	2,451	2,485	2,411	2,305	2,354
Research and development (1)	4,113	3,452	2,606	2,804	2,643	2,566	2,631	2,628
General and administrative (1)	3,797	3,376	2,922	2,805	2,270	2,040	3,067	2,446

Total operating expenses	12,041	9,875	8,025	8,060	7,398	7,017	8,003	7,428

Income (loss) from operations	1,849	753	(73)	(820)	2,073	1,761	(1,327)	(1,624)
Other income (loss), net	(19)	16	47	32	27	31	29	32

Income (loss) before income taxes	1,830	769	(26)	(788)	2,100	1,792	(1,298)	(1,592)
Income tax (benefit) provision	35	(1,895)	14	11	197	12	5	11

Net income (loss)	$1,795	$2,664	$(40)	$(799)	$1,903	$1,780	$(1,303)	$(1,603)

Net income (loss) per share
Basic	$0.09	$0.13	$(0.00)	$(0.22)	$0.53	$0.50	$(0.38)	$(0.48)

Diluted	$0.08	$0.12	$(0.00)	$(0.22)	$0.11	$0.10	$(0.38)	$(0.48)

Weighted average common shares used in computing net income (loss) per share of common stock:
Basic	20,829	20,707	17,138	3,642	3,591	3,588	3,470	3,330

Diluted	22,039	21,966	17,138	3,642	17,291	17,195	3,470	3,330

(1) Stock -based compensation included in the above line items:
	Three months ended
	Dec 31, 2011	Sep 30, 2011	Jun 30, 2011	Mar 31, 2011	Dec 31, 2010	Sep 30, 2010	Jun 30, 2010	Mar 31, 2010
	(in thousands)
Cost of revenues	$45	$22	$20	$17	$54	$20	$25	$93
Operating expenses:
Sales and marketing	69	23	42	67	91	59	50	103
Research and development	159	98	54	94	142	82	92	127
General and administrative	274	233	278	185	279	147	464	240

Total	$547	$376	$394	$363	$566	$308	$631	$563

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Annual Report on Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

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

ITEM 9B.	OTHER INFORMATION

On March 27, 2012, we entered into an amended and restated employment agreement with Mr. Sigmund Anderman, which replaces in its entirety Mr. Anderman’s previous employment agreement, and sets forth the terms and conditions of his employment as our chief executive officer, president and chairman of the board of directors. All the terms remain the same as the previous employment agreement, except that the amended and restated employment agreement (i) reflects Mr. Anderman’s current annual base salary of $365,000, which may be adjusted from time to time, (ii) updates our obligation to reimburse him for premiums for term life insurance coverage in an aggregate amount of $2,000,000 and (iii) eliminates his entitlement to cash payments to pay any taxes ensuing from the payments we make to him for such life insurance premiums. The foregoing description of Mr. Anderman’s amended and restated employment agreement is qualified in its entirety by the text of the agreement, a copy of which is attached to this Annual Report on Form 10-K as Exhibit 10.32 and incorporated herein by reference.

On March 27, 2012, we terminated our existing agreements and arrangements with SavingStreet. The five-year warrant to purchase shares of our common stock remains outstanding. For more information, see Note 12 of the Notes to Consolidated Financial Statements.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the captions “Proposal No. 1 - Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Compensation Discussion and Analysis,” “Report of the Audit Committee of the Board of Directors” and “Certain Relationships and Related Transactions” in our 2012 Proxy Statement is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information under the captions “Compensation Committee Interlocks and Insider Participation,” “Risk Assessment and Compensation Practices,” “Compensation Discussion and Analysis” and “Report of the Compensation Committee of the Board of Directors on Executive Compensation” in our 2012 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the captions “Security Ownership of Certain Beneficial Owners and Management,” “Equity Compensation Plan Information,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Compensation Discussion and Analysis” in our 2012 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the captions “Proposal No. 1—Election of Directors” and “Certain Relationships and Related Transactions” in our 2012 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the caption “Proposal No. 2—Ratification of Selection of Independent Registered Public Accounting Firm” in our 2012 Proxy Statement is incorporated herein by reference.

With the exception of the information specifically incorporated by reference in Part III to this Annual Report on Form 10-K from our 2012 Proxy Statement, our 2012 Proxy Statement shall not be deemed to be filed as part of this report.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1) Financial Statements—The financial statements filed as part of this report are listed on the Index to
Consolidated Financial Statements in Item 8.
(2)	Financial Statement Schedules—The financial statement schedules filed as part of this report are listed on the Index to Consolidated Financial Statements in Item 8.

(b) Exhibits.

Exhibit Number	Description of Document
2.1

Asset Purchase Agreement, by and among Ellie Mae, Inc., Stewart Lender Services, Inc. and Online Documents, Inc., dated as of September 30, 2008, filed as Exhibit 2.1 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on April 30, 2010, and incorporated herein by reference.

2.2

Agreement and Plan of Merger, by and among Ellie Mae, Inc., Mavent Acquisition Corp., Mavent Holdings Inc. and the principal stockholders listed therein, dated as of November 25, 2009, filed as Exhibit 2.2 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on April 30, 2010, and incorporated herein by reference.

2.3

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

3.1

Amended and Restated Certificate of Incorporation of Ellie Mae, Inc., filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the SEC on April 20, 2011, and incorporated herein by reference.

3.2	Amended and Restated Bylaws of Ellie Mae, Inc., filed as Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed with the SEC on April 20, 2011, and incorporated herein by reference.

4.1

Form of Ellie Mae, Inc.’s Common Stock Certificate, filed as Exhibit 4.1 to Amendment No. 3 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on February 17, 2011, and incorporated herein by reference.

4.2

Amended and Restated Investors’ Rights Agreement, by and among Ellie Mae, Inc. and the investors listed therein, dated December 21, 2005, filed as Exhibit 4.2 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on April 30, 2010, and incorporated herein by reference.

4.3

Amendment and Waiver to Amended and Restated Investor Rights Agreement, by and among Ellie Mae, Inc. and the investors listed therein, dated March 31, 2010, filed as Exhibit 4.3 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on April 30, 2010, and incorporated herein by reference.

4.4

Common Stock Purchase Warrant, issued to New Casa 188, LLC, dated September 30, 2008, filed as Exhibit 4.5 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on April 30, 2010, and incorporated herein by reference.

4.5

Amendment to Amended and Restated Investor Rights Agreement, by and among Ellie Mae, Inc. and the investors listed therein, dated September 16, 2010 (filed as Exhibit 4.7 to Amendment No. 3 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on February 17, 2011, and incorporated herein by reference).

Exhibit Number	Description of Document
4.6

Amendment to Amended and Restated Investor Rights Agreement, by and among Ellie Mae, Inc. and the investors listed therein, dated March 11, 2011, filed as Exhibit 4.7 to Amendment No. 5 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on March 28, 2011, and incorporated herein by reference.

10.1±

Ellie Mae, Inc. Amended and Restated 1999 Stock Option and Incentive Plan, including the form of stock option agreement, filed as Exhibit 10.1 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on April 30, 2010, and incorporated herein by reference.

10.2±

Ellie Mae, Inc. 2009 Stock Option and Incentive Plan, including the form of stock option agreement, filed as Exhibit 10.2 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on April 30, 2010, and incorporated herein by reference.

10.3±

Form of Indemnification Agreement by and between Ellie Mae, Inc. and each of its directors and executive officers, filed as Exhibit 10.3 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on August 5, 2010, and incorporated herein by reference.

10.4±

Second Amended and Restated Employment Agreement of Sigmund Anderman, between Ellie Mae, Inc. and Sigmund Anderman, dated June 17, 2010, filed as Exhibit 10.4 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on August 5, 2010, and incorporated herein by reference.

10.5±

Offer Letter, between Ellie Mae, Inc. and Jonathan Corr, dated November 5, 2002, filed as Exhibit 10.5 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on April 30, 2010, and incorporated herein by reference.

10.6±

Offer Letter, between Ellie Mae, Inc. and Joseph Langner, dated December 11, 2002, filed as Exhibit 10.6 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on April 30, 2010, and incorporated herein by reference.

10.7±

Offer Letter, between Ellie Mae, Inc. and Edgar Luce, dated July 14, 2005, filed as Exhibit 10.7 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on April 30, 2010, and incorporated herein by reference.

10.8

Amended and Restated Business Loan Agreement, by and between Comerica Bank and Ellie Mae, Inc., dated as of June 20, 2006, filed as Exhibit 10.8 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on April 30, 2010, and incorporated herein by reference.

10.9

First Modification to Business Loan Agreement and Master Revolving Note and Waiver, by and between Ellie Mae, Inc. and Comerica Bank, dated as of May 15, 2008, filed as Exhibit 10.9 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on April 30, 2010, and incorporated herein by reference.

10.10

Second Modification to Business Loan Agreement and Master Revolving Note, by and between Ellie Mae, Inc. and Comerica Bank, dated as of April 2, 2009, filed as Exhibit 10.10 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on April 30, 2010, and incorporated herein by reference.

10.11

Sublease, by and between ADP Pleasanton National Service Center, Inc. and Ellie Mae, Inc., dated as of July 30, 2007, filed as Exhibit 10.11 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on April 30, 2010, and incorporated herein by reference.

Exhibit Number	Description of Document
10.12

SAVVIS Master Services Agreement, by and between SAVVIS Communications Corporation and Ellie Mae, Inc., dated as of December 15, 2006, filed as Exhibit 10.12 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on April 30, 2010, and incorporated herein by reference.

10.13±

Option Acceleration Agreement, by and between Ellie Mae, Inc. and Sigmund Anderman, dated as of June 15, 2006 (filed as Exhibit 10.13 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on August 5, 2010, and incorporated herein by reference).

10.14±

Form of Option Acceleration Agreements by and between Ellie Mae, Inc., and Jonathan Corr, Limin Hu, Joseph Langner, Elisa Lee and Edgar Luce, filed as Exhibit 10.14 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on August 5, 2010, and incorporated herein by reference.

10.15±

Form of Change of Control Severance Agreement by and between Ellie Mae, Inc. and each of its executive officers, filed as Exhibit 10.15 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on August 5, 2010, and incorporated herein by reference.

10.16

Portal/LOS Link Agreement, by and between First American and Ellie Mae, Inc., dated as of January 1, 2007, filed as Exhibit 10.16 to Amendment No. 5 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on March 28, 2011, and incorporated herein by reference.

10.17

Amendment Number One to Portal Agreement, by and between First American and Ellie Mae, Inc., dated May 1, 2009, filed as Exhibit 10.17 to Amendment No. 2 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on December 17, 2010, and incorporated herein by reference.

10.18

Addendum Number One to Portal Agreement, by and between First Advantage Credco and Ellie Mae, Inc., dated August 31, 2009, filed as Exhibit 10.18 to Amendment No. 5 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on March 28, 2011, and incorporated herein by reference.

10.19

Amendment Number Two to Portal/LOS Link Agreement, by and between First American and Ellie Mae, Inc., dated May 28, 2010, filed as Exhibit 10.19 to Amendment No. 2 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on December 17, 2010, and incorporated herein by reference.

10.20

Portal/LOS Link Agreement, by and between First American Title Insurance Company and Ellie Mae, Inc., dated as of June 1, 2010, filed as Exhibit 10.20 to Amendment No. 5 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on March 28, 2011, and incorporated herein by reference.

10.21

Amended Strategic Relationship Agreement, by and between Ellie Mae, Inc. and SavingStreet, LLC, dated as of June 15, 2010, filed as Exhibit 10.21 to Amendment No. 3 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on February 17, 2011, and incorporated herein by reference.

10.22

Amendment No. 1 to Amended Strategic Relationship Agreement, by and between Ellie Mae, Inc. and SavingStreet, LLC, effective as of July 1, 2010, filed as Exhibit 10.22 to Amendment No. 3 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on February 17, 2011, and incorporated herein by reference.

Exhibit Number	Description of Document
10.23

Reseller Agreement, by and between CoreLogic Information Solutions, Inc. and Ellie Mae, Inc., dated as of December 20, 2010, filed as Exhibit 10.23 to Amendment No. 3 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on February 17, 2011, and incorporated herein by reference.

10.24±

Amendment to the Ellie Mae, Inc. 2009 Stock Option and Incentive Plan, effective April 15, 2010, filed as Exhibit 10.24 to Amendment No. 3 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on February 17, 2011, and incorporated herein by reference.

10.25±

Amendment to the Ellie Mae, Inc. 2009 Stock Option and Incentive Plan, effective September 16, 2010, filed as Exhibit 10.25 to Amendment No. 3 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on February 17, 2011, and incorporated herein by reference.

10.26

Amendment Number Three to Portal/LOS Link Agreement, by and between CoreLogic Information Solutions, Inc. and Ellie Mae, Inc., dated as of January 25, 2011, filed as Exhibit 10.26 to Amendment No. 4 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on March 15, 2011, and incorporated herein by reference.

10.27±

Ellie Mae, Inc. 2011 Equity Incentive Award Plan, filed as Exhibit 10.27 to Amendment No. 4 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on March 15, 2011, and incorporated herein by reference.

10.28±

Ellie Mae, Inc. Employee Stock Purchase Plan, filed as Exhibit 10.28 to Amendment No. 4 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on March 15, 2011, and incorporated herein by reference.

10.29

Amendment No. 2 to the Amended Strategic Relationship Agreement, effective as of July 1, 2011, between Ellie Mae, Inc. and Saving Street, LLC, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10 -Q for the quarter ended June 30, 2011, and incorporated herein by reference.

10.30

Amendment No. 3 to the Amended Strategic Relationship Agreement, effective as of November 1, 2011, between Ellie Mae, Inc. and SavingStreet, LLC, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 13, 2011, and incorporated herein by reference.

10.31±	Offer Letter, between Ellie Mae, Inc. and Elisa Lee, dated October 27, 2009.

10.32±	Third Amended and Restated Employment Agreement of Sigmund Anderman, between Ellie Mae, Inc. and Sigmund Anderman, dated March 27, 2012.

21.1	List of subsidiaries.

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Document

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

±	Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELLIE MAE, INC.

Date: March 28, 2012	By:	/s/ Edgar A. Luce
Edgar A. Luce
Executive Vice President, Finance and Administration and Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose individual signature appears below hereby authorizes and appoints Sigmund Anderman and Edgar A. Luce, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sigmund Anderman	Chief Executive Officer and Director	March 28, 2012
Sigmund Anderman	(principal executive officer)

/s/ Edgar A. Luce	Executive Vice President, Finance and	March 28, 2012
Edgar A. Luce	Administration and Chief Financial Officer (principal financial and accounting officer

/s/ Carl Buccellato	Director	March 28, 2012
Carl Buccellato

/s/ Craig Davis	Director	March 28, 2012
Craig Davis

/s/ A. Barr Dolan	Director	March 28, 2012
A. Barr Dolan

/s/ Alan S. Hendricks	Director	March 28, 2012
Alan S. Henricks

Signature	Title	Date

/s/ Robert J. Levin	Director	March 28, 2012
Robert J. Levin

/s/ Bernard M. Notas	Director	March 28, 2012
Bernard M. Notas

/s/ Frank Schultz	Director	March 28, 2012
Frank Schultz

/s/ Jeb Spencer	Director	March 28, 2012
Jeb Spencer

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

(in thousands)

	Balance at Beginning of Period	Charged (Credited) to Income	Deductions and Other		Balance at End of Period
Allowance for Doubtful Accounts
Year ended December 31, 2011	$48	$469	$(470)	(a)	$47
Year ended December 31, 2010	188	366	(506)	(a)	48
Year ended December 31, 2009	56	191	(59)	(a)	188

Income Tax Valuation Allowance
Year ended December 31, 2011	$10,266	$(1,654)	$(375)	(b)	$8,237
Year ended December 31, 2010	10,713	—	(447)	(b)	10,266
Year ended December 31, 2009	11,073	—	(361)	(b)	10,713

(a)	Accounts written off, net of recoveries.
(b)	Adjustments to offset changes in deferred tax assets.

INDEX TO EXHIBITS

Exhibit Number	Description of Document
2.1

Asset Purchase Agreement, by and among Ellie Mae, Inc., Stewart Lender Services, Inc. and Online Documents, Inc., dated as of September 30, 2008, filed as Exhibit 2.1 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on April 30, 2010, and incorporated herein by reference.

2.2

Agreement and Plan of Merger, by and among Ellie Mae, Inc., Mavent Acquisition Corp., Mavent Holdings Inc. and the principal stockholders listed therein, dated as of November 25, 2009, filed as Exhibit 2.2 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on April 30, 2010, and incorporated herein by reference.

2.3

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

3.1

Amended and Restated Certificate of Incorporation of Ellie Mae, Inc., filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the SEC on April 20, 2011, and incorporated herein by reference.

3.2	Amended and Restated Bylaws of Ellie Mae, Inc., filed as Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed with the SEC on April 20, 2011, and incorporated herein by reference.

4.1

Form of Ellie Mae, Inc.’s Common Stock Certificate, filed as Exhibit 4.1 to Amendment No. 3 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on February 17, 2011, and incorporated herein by reference.

4.2

Amended and Restated Investors’ Rights Agreement, by and among Ellie Mae, Inc. and the investors listed therein, dated December 21, 2005, filed as Exhibit 4.2 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on April 30, 2010, and incorporated herein by reference.

4.3

Amendment and Waiver to Amended and Restated Investor Rights Agreement, by and among Ellie Mae, Inc. and the investors listed therein, dated March 31, 2010, filed as Exhibit 4.3 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on April 30, 2010, and incorporated herein by reference.

4.4

Common Stock Purchase Warrant, issued to New Casa 188, LLC, dated September 30, 2008, filed as Exhibit 4.5 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on April 30, 2010, and incorporated herein by reference.

4.5

Amendment to Amended and Restated Investor Rights Agreement, by and among Ellie Mae, Inc. and the investors listed therein, dated September 16, 2010 (filed as Exhibit 4.7 to Amendment No. 3 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on February 17, 2011, and incorporated herein by reference).

4.6

Amendment to Amended and Restated Investor Rights Agreement, by and among Ellie Mae, Inc. and the investors listed therein, dated March 11, 2011, filed as Exhibit 4.7 to Amendment No. 5 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on March 28, 2011, and incorporated herein by reference.

10.1±

Ellie Mae, Inc. Amended and Restated 1999 Stock Option and Incentive Plan, including the form of stock option agreement, filed as Exhibit 10.1 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on April 30, 2010, and incorporated herein by reference.

Exhibit Number	Description of Document
10.2±

Ellie Mae, Inc. 2009 Stock Option and Incentive Plan, including the form of stock option agreement, filed as Exhibit 10.2 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on April 30, 2010, and incorporated herein by reference.

10.3±

Form of Indemnification Agreement by and between Ellie Mae, Inc. and each of its directors and executive officers, filed as Exhibit 10.3 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on August 5, 2010, and incorporated herein by reference.

10.4±

Second Amended and Restated Employment Agreement of Sigmund Anderman, between Ellie Mae, Inc. and Sigmund Anderman, dated June 17, 2010, filed as Exhibit 10.4 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on August 5, 2010, and incorporated herein by reference.

10.5±

Offer Letter, between Ellie Mae, Inc. and Jonathan Corr, dated November 5, 2002, filed as Exhibit 10.5 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on April 30, 2010, and incorporated herein by reference.

10.6±

Offer Letter, between Ellie Mae, Inc. and Joseph Langner, dated December 11, 2002, filed as Exhibit 10.6 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on April 30, 2010, and incorporated herein by reference.

10.7±

Offer Letter, between Ellie Mae, Inc. and Edgar Luce, dated July 14, 2005, filed as Exhibit 10.7 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on April 30, 2010, and incorporated herein by reference.

10.8

Amended and Restated Business Loan Agreement, by and between Comerica Bank and Ellie Mae, Inc., dated as of June 20, 2006, filed as Exhibit 10.8 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on April 30, 2010, and incorporated herein by reference.

10.9

First Modification to Business Loan Agreement and Master Revolving Note and Waiver, by and between Ellie Mae, Inc. and Comerica Bank, dated as of May 15, 2008, filed as Exhibit 10.9 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on April 30, 2010, and incorporated herein by reference.

10.10

Second Modification to Business Loan Agreement and Master Revolving Note, by and between Ellie Mae, Inc. and Comerica Bank, dated as of April 2, 2009, filed as Exhibit 10.10 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on April 30, 2010, and incorporated herein by reference.

10.11

Sublease, by and between ADP Pleasanton National Service Center, Inc. and Ellie Mae, Inc., dated as of July 30, 2007, filed as Exhibit 10.11 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on April 30, 2010, and incorporated herein by reference.

10.12

SAVVIS Master Services Agreement, by and between SAVVIS Communications Corporation and Ellie Mae, Inc., dated as of December 15, 2006, filed as Exhibit 10.12 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on April 30, 2010, and incorporated herein by reference.

10.13±

Option Acceleration Agreement, by and between Ellie Mae, Inc. and Sigmund Anderman, dated as of June 15, 2006 (filed as Exhibit 10.13 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on August 5, 2010, and incorporated herein by reference).

Exhibit Number	Description of Document
10.14±

Form of Option Acceleration Agreements by and between Ellie Mae, Inc., and Jonathan Corr, Limin Hu, Joseph Langner, Elisa Lee and Edgar Luce, filed as Exhibit 10.14 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on August 5, 2010, and incorporated herein by reference.

10.15±

Form of Change of Control Severance Agreement by and between Ellie Mae, Inc. and each of its executive officers, filed as Exhibit 10.15 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on August 5, 2010, and incorporated herein by reference.

10.16

Portal/LOS Link Agreement, by and between First American and Ellie Mae, Inc., dated as of January 1, 2007, filed as Exhibit 10.16 to Amendment No. 5 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on March 28, 2011, and incorporated herein by reference.

10.17

Amendment Number One to Portal Agreement, by and between First American and Ellie Mae, Inc., dated May 1, 2009, filed as Exhibit 10.17 to Amendment No. 2 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on December 17, 2010, and incorporated herein by reference.

10.18

Addendum Number One to Portal Agreement, by and between First Advantage Credco and Ellie Mae, Inc., dated August 31, 2009, filed as Exhibit 10.18 to Amendment No. 5 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on March 28, 2011, and incorporated herein by reference.

10.19

Amendment Number Two to Portal/LOS Link Agreement, by and between First American and Ellie Mae, Inc., dated May 28, 2010, filed as Exhibit 10.19 to Amendment No. 2 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on December 17, 2010, and incorporated herein by reference.

10.20

Portal/LOS Link Agreement, by and between First American Title Insurance Company and Ellie Mae, Inc., dated as of June 1, 2010, filed as Exhibit 10.20 to Amendment No. 5 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on March 28, 2011, and incorporated herein by reference.

10.21

Amended Strategic Relationship Agreement, by and between Ellie Mae, Inc. and SavingStreet, LLC, dated as of June 15, 2010, filed as Exhibit 10.21 to Amendment No. 3 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on February 17, 2011, and incorporated herein by reference.

10.22

Amendment No. 1 to Amended Strategic Relationship Agreement, by and between Ellie Mae, Inc. and SavingStreet, LLC, effective as of July 1, 2010, filed as Exhibit 10.22 to Amendment No. 3 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on February 17, 2011, and incorporated herein by reference.

10.23

Reseller Agreement, by and between CoreLogic Information Solutions, Inc. and Ellie Mae, Inc., dated as of December 20, 2010, filed as Exhibit 10.23 to Amendment No. 3 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on February 17, 2011, and incorporated herein by reference.

10.24

Amendment to the Ellie Mae, Inc. 2009 Stock Option and Incentive Plan, effective April 15, 2010, filed as Exhibit 10.24 to Amendment No. 3 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on February 17, 2011, and incorporated herein by reference.

Exhibit Number	Description of Document
10.25

Amendment to the Ellie Mae, Inc. 2009 Stock Option and Incentive Plan, effective September 16, 2010, filed as Exhibit 10.25 to Amendment No. 3 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on February 17, 2011, and incorporated herein by reference.

10.26

Amendment Number Three to Portal/LOS Link Agreement, by and between CoreLogic Information Solutions, Inc. and Ellie Mae, Inc., dated as of January 25, 2011, filed as Exhibit 10.26 to Amendment No. 4 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on March 15, 2011, and incorporated herein by reference.

10.27

Ellie Mae, Inc. 2011 Equity Incentive Award Plan, filed as Exhibit 10.27 to Amendment No. 4 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on March 15, 2011, and incorporated herein by reference.

10.28

Ellie Mae, Inc. Employee Stock Purchase Plan, filed as Exhibit 10.28 to Amendment No. 4 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on March 15, 2011, and incorporated herein by reference.

10.29

Amendment No. 2 to the Amended Strategic Relationship Agreement, effective as of July 1, 2011, between Ellie Mae, Inc. and Saving Street, LLC, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10 -Q for the quarter ended June 30, 2011, and incorporated herein by reference.

10.30

Amendment No. 3 to the Amended Strategic Relationship Agreement, effective as of November 1, 2011, between Ellie Mae, Inc. and SavingStreet, LLC, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 13, 2011, and incorporated herein by reference.

10.31±	Offer Letter, between Ellie Mae, Inc. and Elisa Lee, dated October 27, 2009.

10.32±	Third Amended and Restated Employment Agreement of Sigmund Anderman, between Ellie Mae, Inc. and Sigmund Anderman, dated March 27, 2012

21.1	List of subsidiaries.

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit Number	Description of Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

±	Indicates management contract or compensatory plan, contract or arrangement.