Form 10-Q
period 2012-03-31
ELLIE MAE INC
filed 2012-05-10
CIK 1122388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:

As of April 30, 2012:

Class	Number of Shares
Common Stock, $0.0001 par value	21,598,673

PART I—FINANCIAL INFORMATION

ITEM 1—CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Ellie Mae, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share amounts)

	March 31, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$27,507	$23,732
Short-term investments	2,095	1,933
Accounts receivable, net of allowances for doubtful accounts of $60 and $47, as of March 31, 2012 and December 31, 2011, respectively	7,276	6,819
Prepaid expenses and other	1,325	1,381
Note receivable	1,000	1,000

Total current assets	39,203	34,865
Property and equipment, net	5,767	5,539
Deposits and other assets	135	135
Note receivable	14	15
Other intangibles, net	7,757	8,166
Goodwill	51,051	51,051

Total assets	$103,927	$99,771

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,886	$2,255
Accrued and other current liabilities	3,713	4,931
Acquisition holdback, net of discount	2,969	2,948
Deferred revenue	4,596	4,548
Deferred rent	221	212
Leases payable	7	6

Total current liabilities	13,392	14,900
Deferred revenue, net of current portion	90	62
Deferred rent, net of current portion	565	624
Acquisition holdback, net of current portion and discount	4,758	4,725
Other long-term liabilities	601	598
Leases payable, net of current portion	2	4

Total liabilities	19,408	20,913

Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.0001 par value per share; 140,000,000 authorized shares, 21,593,018 and 21,019,590 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	2	2
Additional paid-in capital	118,031	116,012
Accumulated deficit	(33,514)	(37,156)

Total stockholders’ equity	84,519	78,858

Total liabilities and stockholders’ equity	$103,927	$99,771

See accompanying notes to these condensed consolidated financial statements.

Ellie Mae, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands, except share and per share amounts)

	Three months ended March 31,
	2012	2011
Revenues	$20,906	$10,603
Cost of revenues	5,257	3,363

Gross profit	15,649	7,240
Operating expenses:
Sales and marketing	4,000	2,451
Research and development	4,133	2,804
General and administrative	3,676	2,805

Total operating expenses	11,809	8,060

Income (loss) from operations	3,840	(820)
Other income (expense), net	(20)	32

Income (loss) before income taxes	3,820	(788)
Income tax provision	178	11

Net income (loss)	$3,642	$(799)

Net income (loss) per share of common stock:
Basic	$0.17	$(0.22)

Diluted	$0.16	$(0.22)

Weighted average common shares used in computing net income (loss) per share of common stock:
Basic	21,404,789	3,641,880

Diluted	22,513,854	3,641,880

Comprehensive income (loss)	$3,642	$(799)

See accompanying notes to these condensed consolidated financial statements.

Ellie Mae, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three months ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,642	$(799)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	611	377
Provision for uncollectible accounts receivable	36	84
Amortization of intangible assets	409	125
Amortization of discount related to holdback	54	—
Stock-based compensation	517	363
Excess tax benefit from exercise of stock options	(55)	—
Changes in operating assets and liabilities:
Accounts receivable	(493)	318
Prepaid expenses and other	56	(49)
Deferred offering costs	—	(145)
Deposits and other assets	—	525
Accounts payable	(380)	151
Accrued and other liabilities	(1,160)	(796)
Deferred revenue	76	(61)
Deferred rent	(50)	(47)

Net cash provided by operating activities	3,263	46

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(828)	(784)
Purchase of short-term investments	(1,112)	(2,072)
Acquisitions, net of cash acquired	—	(1,000)
Maturities of short-term investments	950	1,080
Other investing activities, net	1	(19)

Net cash used in investing activities	(989)	(2,795)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capital lease obligations	(1)	(63)
Proceeds from issuance of common stock under employee stock plans	1,447	210
Excess tax benefit from exercise of stock options	55	—

Net cash provided by financing activities	1,501	147

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,775	(2,602)
CASH AND CASH EQUIVALENTS, Beginning of period	23,732	14,349

CASH AND CASH EQUIVALENTS, End of period	$27,507	$11,747

See accompanying notes to these condensed consolidated financial statements.

Ellie Mae, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—Description of Business

Ellie Mae, Inc. (the “Company” or “Ellie Mae”) was originally incorporated in California in August 1997 and reincorporated in Delaware in November 2009. The Company provides business automation software for a large segment of the mortgage industry in the United States. Its on-demand, technology-enabled software solutions help streamline and automate the process of originating and funding new mortgage loans, thereby increasing efficiency, facilitating regulatory compliance and reducing documentation errors.

NOTE 2—Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with general accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 28, 2012 (“2011 Form 10-K”).

The condensed consolidated balance sheet as of December 31, 2011, included herein, was derived from the audited financial statements as of that date but does not include all disclosures, including notes required by GAAP.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial positions, results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year 2012 or any future period.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Ellie Mae, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements in its 2011 Form 10-K. There have been no significant changes to these policies. With the exception of goodwill, revenue recognition and comprehensive income (loss) discussed below, there have been no recently adopted accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2012 that are of significance or potential significance to the Company.

Goodwill

Goodwill is evaluated for impairment annually in the fourth quarter of the Company’s fiscal year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate possible impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or significant decrease in expected cash flows.

Pursuant to recent authoritative accounting guidance, the Company elects to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If the Company determines that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, then the two-step assessment is performed. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying value exceeds its fair value, the second step would need to be conducted; otherwise, no further steps are necessary as no potential impairment exists. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of that goodwill. Any excess of the goodwill carrying value over the respective implied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. Through March 31, 2012, no impairment of goodwill has been identified.

Revenue Recognition

The Company generates revenue primarily from on-demand and on-premise fees for software and related services. The Company re-categorized its revenues beginning with the first quarter of 2012 to on-demand revenues and on-premise revenues to better align with the Company’s strategic plan (see Note 10). On-demand revenues are revenues generated from software subscriptions the Company hosts that customers access through the Internet, software services that are sold transactionally and Ellie Mae Network transaction fees. On-premise revenues are revenues generated from customer-hosted software licenses and related implementation, training and maintenance services. Sales taxes assessed by a governmental authority are excluded from revenue.

On-Demand Revenues

Subscription Services and Usage-Based Fee Arrangements. Subscription services and usage-based fee arrangements generally include a combination of the Company’s products delivered as software-as-a-service, or SaaS, product updates and support services. These revenues generally include the following:

SaaS Encompass Revenues. The Company offers web-based access to its Encompass software for a monthly recurring fee. The Company provides the right to access its loan origination software and handles the responsibility of managing the servers, providing robust security, backing up the data and applying updates; however, customers under these arrangements may not take possession of the software at any time during the term of the agreement. Associated set-up fees are recognized ratably over the life of the relationship with its customers, which is generally the life of the contract. Contracts generally range from one to three years. Alternatively, customers can elect to pay on a per closed loan, or success, basis subject to monthly base fees. The success basis contracts generally have a term of two to three years. Monthly base fees are recognized as the service is performed and additional amounts arising from closed loans are recognized when the loans close. This offering also includes CenterWise for Encompass as an integrated component, which is a combined element of the arrangement that is delivered in conjunction with the SaaS Encompass offering and therefore is not accounted for separately.

CenterWise for Encompass Licensees. The Company provides a bundled offering of electronic document management and websites used for customer relationship management. Generally, the Company recognizes revenue for CenterWise as the service is performed, except when CenterWise is automatically included as an integrated component of the SaaS Encompass offering, in which case the associated revenue is recognized as described above.

Services Revenues. The Company has entered into agreements with customers that provide mortgage related and other business services, including automated documentation preparation and compliance reports. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

Transaction Revenues. The Company has entered into agreements with various lenders, service providers and certain government agencies participating in the mortgage origination process that provides them access to, and interoperability with, mortgage originators on the Ellie Mae Network. Under these agreements, the Company has the opportunity to earn transaction fees when transactions are processed through the Company’s Ellie Mae Network. Transaction revenues are recognized when there is evidence that the qualifying transactions have occurred on the Ellie Mae Network and collection of the resulting receivable is reasonably assured. Associated set-up fees are recognized ratably, beginning upon completion of the integration and continuing over the remaining estimated life of the relationship with its customer, which generally is the remaining life of the contract.

On-Premise Revenues

Revenue from the sale of software licenses is recognized in the month in which the required revenue recognition criteria are met, generally in the month in which the software is delivered. Revenue is recognized when persuasive evidence of an arrangement exists, which is evidenced by a signed agreement, the product has been downloaded or delivered freight on board shipping point, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured.

Revenue Recognition Methodologies

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

When subscription services and usage-based fee arrangements involve multiple elements that qualify as separate units of accounting, the Company allocates arrangement consideration in multiple-deliverable revenue arrangements at the inception of an arrangement to all deliverables based on the relative selling price method in accordance with the selling price hierarchy, which includes: (i) VSOE if available; (ii) third-party evidence (“TPE”) if VSOE is not available; and (iii) the best estimate of selling price (“BESP”) if neither VSOE nor TPE is available.

VSOE. The Company determines VSOE based on its historical pricing and discounting practices for the specific product or service when sold separately. In determining VSOE, the Company requires that a substantial majority of the selling prices for these services fall within a reasonably narrow pricing range.

TPE. When VSOE cannot be established for deliverables in multiple element arrangements, the Company applies judgment with respect to whether it can establish a selling price based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, the Company’s go-to-market strategy differs from that of its peers and its offerings contain a significant level of differentiation such that the comparable pricing of services with similar functionality cannot be obtained. Furthermore, the Company is unable to reliably determine what similar competitor services’ selling prices are on a standalone basis. As a result, the Company has not been able to establish selling prices based on TPE.

BESP. When it is unable to establish a selling price using VSOE or TPE, the Company uses BESP in its allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would transact a sale if the service was sold on a standalone basis. The Company determines BESP for deliverables by considering multiple factors including, but not limited to, prices it charges for similar offerings, market conditions, competitive landscape and pricing practices.

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

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss), specifically unrealized gains (losses) on short-term investments, which were insignificant for the three months ended March 31, 2012 and 2011. As a result, comprehensive income (loss) is equivalent to net income (loss) for all periods presented.

NOTE 3—Net Income (Loss) Per Share of Common Stock

Net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted average shares of common stock outstanding during the period. Diluted net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted average shares of common stock outstanding and potential shares of common stock during the period. Potential shares of common stock include dilutive shares attributable to the assumed exercise of stock options, warrants and employee stock purchase plan shares using the treasury stock method and contingent issuances of common stock related to redeemable convertible preferred stock, if dilutive.

The components of net income (loss) per share of common stock were as follows:

	Three months ended March 31,
	2012	2011
	(in thousands, except share and per share amounts)
Net income (loss)	$3,642	$(799)

Basic shares:
Weighted average common shares outstanding	21,404,789	3,641,880

Diluted shares:
Weighted average shares used to compute basic net income (loss) per share	21,404,789	3,641,880
Effect of potentially dilutive securities:
Warrants to purchase common stock, employee stock options and convertible preferred stock	1,109,065	—

Weighted average shares used to compute diluted net income (loss) per share	22,513,854	3,641,880

Net income (loss) per share:
Basic	$0.17	$(0.22)
Diluted	$0.16	$(0.22)

The following potential common shares were excluded from the computation of diluted net income (loss) per share, as their effect would have been anti-dilutive:

	Three months ended March 31,
	2012	2011
Warrants to purchase common stock	—	310,781
Employee stock options and awards	1,475,217	3,210,280
Converible preferred stock	—	11,770,472

	1,475,217	15,291,533

Performance-based awards are included in the diluted shares outstanding for each period if the established performance criteria have been met at the end of the respective periods. However, if none of the required performance criteria have been met for such awards, the Company excludes the shares of such awards from its diluted shares outstanding. Accordingly, weighted average shares of 583,333 have also been excluded from the dilutive shares outstanding for each of the three months ended March 31, 2012 and 2011, respectively.

All of the redeemable convertible preferred stock automatically converted to common stock on a 1-for-1 basis in connection with the consummation of the Company’s initial public offering (the “IPO”). For the three months ended March 31, 2011, the amount presented in the table above was the weighted average shares of common stock underlying outstanding shares of redeemable convertible preferred stock.

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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis at March 31, 2012 and December 31, 2011, according to the valuation techniques the Company used to determine their values:

	Fair value at	Fair value measurements using inputs considered as
	March 31, 2012	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$21,034	$21,034	$—	$—
U.S.government agency obligations	2,196	—	2,196	—

	$23,230	$21,034	$2,196	$—

	Fair value at	Fair value measurements using inputs considered as
	December 31, 2011	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$16,926	$16,926	$—	$—
U.S.government agency obligations	3,297	—	3,297	—

	$20,223	$16,926	$3,297	$—

As of March 31, 2012 and December 31, 2011, the Company did not have any assets or liabilities that were valued using Level 3 inputs.

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

U.S. Government and Governmental Agency Obligations

U.S. government and governmental agency obligations are issued by U.S. federal, state and local governments, government-sponsored enterprises and other governmental entities such as authorities or special districts that generally mature within two years. These are classified as cash and cash equivalents and short-term investments on the Company’s condensed consolidated balance sheets. The market approach was used to value the Company’s treasury U.S. government and governmental agency obligations. The Company classified these securities as Level 2 instruments due to either its usage of observable market prices in less active markets or, when observable market prices were not available, its use of non-binding market prices that are corroborated by observable market data or quoted market prices for similar instruments.

NOTE 5— Goodwill and Other Intangibles

There were no changes in the carrying value of goodwill during the three months ended March 31, 2012.

As of March 31, 2012 and December 31, 2011, other intangibles, net, consisted of the following:

	March 31, 2012
	Gross carrying amount	Accumulated amortization	Net intangibles
	(in thousands)
Developed technology	$4,252	$(3,174)	$1,078
Tradenames	1,606	(1,411)	195
Customer lists and contracts	10,502	(4,018)	6,484

	$16,360	$(8,603)	$7,757

	December 31, 2011
	Gross carrying amount	Accumulated amortization	Net intangibles
	(in thousands)
Developed technology	$4,252	$(3,047)	$1,205
Tradenames	1,606	(1,391)	215
Customer lists and contracts	10,502	(3,756)	6,746

	$16,360	$(8,194)	$8,166

During the three months ended March 31, 2012 and 2011, the Company recorded amortization of other intangible assets of $409,000 and $125,000, respectively, which is included as a component of cost of revenues for developed technology and tradenames and sales and marketing expenses for customer lists and contracts.

Minimum future amortization expense for other intangible assets at March 31, 2012 was as follows:

Amortization
(in thousands)
Remainder of fiscal 2012	$1,226
2013	1,441
2014	1,405
2015	1,033
2016	928
Thereafter	1,724

$7,757

NOTE 6—Commitments and Contingencies

Leases

As of March 31, 2012, the Company leased four facilities under operating lease arrangements. The lease expiration dates range from May 2014 to April 2015. Certain leases contain escalation clauses calling for increased rents. The Company recognizes rent expense on a straight-line basis over the lease period and has recorded deferred rent for the difference between rent payments and rent expense recognized. An additional facility is leased on a month-to-month basis. Rent expense was $289,000 and $209,000 for the three months ended March 31, 2012 and 2011, respectively.

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

The initial complaint was dismissed with leave to amend as to certain claims and DocMagic’s claims for attempted monopolization and false advertising were dismissed with prejudice. DocMagic then filed a second amended complaint, re-alleging claims that were dismissed with leave to amend. The Company answered the second amended complaint, denying all material allegations, and filed its second amended counterclaim. DocMagic answered the second amended counterclaim, denying all material allegations. Pursuant to the second amended complaint and the second amended counterclaim, each of the parties is seeking unspecified damages and injunctive relief. Discovery is proceeding. On May 16, 2011, the Court ordered the parties to mediation, which the parties attended on August 24, 2011. The case is ongoing.

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

NOTE 7—Common Stock

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

NOTE 8—Stock Incentive Plans

2011 Equity Incentive Award Plan

On March 7, 2011, the Company adopted the 2011 Equity Incentive Award Plan (the “2011 Plan”). The Company’s stockholders approved the 2011 Plan on March 24, 2011. Under the 2011 Plan, 2,666,666 shares of its common stock have been initially reserved, plus any shares of common stock that are available for issuance under the prior plans, pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, restricted stock unit (“RSU”) awards, deferred stock awards, dividend equivalent awards, stock payment awards and performance awards and other stock-based awards. The number of common shares reserved for issuance under the 2011 Plan will increase automatically in January of each year by the least of (a) 1,666,666 shares, (b) five percent (5%) of the shares of common stock outstanding on the last day of the immediately preceding fiscal year and (c) such smaller number of shares of common stock as determined by the Company’s board of directors; provided, however, that no more than 23,333,333 shares of common stock may be issued upon the exercise of incentive stock options.

Stock Options

The following table summarizes the Company’s stock option activities for the three months ended March 31, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2011	4,246,285	$3.97
Granted	390,500	$8.90
Exercised	(513,174)	$2.26
Forfeited or expired	(96,111)	$6.13

Outstanding at March 31, 2012	4,027,500	$4.62	7.06	$26,346

Ending vested and expected to vest at March 31, 2012	3,903,407	$4.57	7.00	$25,717

Exercisable at March 31, 2012	1,750,633	$3.21	5.18	$13,912

Intrinsic value of an option is the difference between the fair value of the Company’s common stock at the time of exercise and the exercise price paid. The aggregate intrinsic value for options outstanding at March 31, 2012 in the table above represents the total intrinsic value, based on the Company’s closing stock price of $11.16 as of March 31, 2012, which would have been received by option holders had all option holders exercised their in-the-money options as of that date.

Following is additional information pertaining to the Company’s stock option activities for the three months ended March 31, 2012 and 2011:

	Three months ended March 31,
	2012	2011
	(in thousands, except per option amounts)
Weighted average fair value per option granted(1)	$4.62	$—
Intrinsic value of options exercised	$2,108	$184
Proceeds received from options exercised	$1,165	$109

(1)	No stock options were granted in the first quarter of 2011.

As of March 31, 2012, total unrecognized compensation cost related to unvested stock options, adjusted for estimated forfeitures, was $6,062,000 and is expected to be recognized over a weighted average period of 2.7 years.

Restricted Stock Units

The fair value of the Company’s RSUs is measured based upon the closing price of its underlying common stock on the New York Stock Exchange’s American Stock Exchange as of the grant date. Upon vesting, RSUs convert into an equivalent number of shares of common stock. The following table summarizes the Company’s RSU activities for the three months ended March 31, 2012:

	Number of RSUs	Weighted Average Grant Date Fair Value Per RSU
Outstanding at December 31, 2011	—	—
Granted	50,000	$8.90
Vested	—	—
Forfeited or expired	—	—

Outstanding at March 31, 2012	50,000	$8.90

Expected to vest at March 31, 2012	45,970

RSUs that are expected to vest are net of estimated future forfeitures.

As of March 31, 2012, total unrecognized compensation cost related to unvested RSUs, adjusted for estimated forfeitures, was $398,000 and is expected to be recognized over a weighted average period of 3.9 years.

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

The ESPP permits participants to purchase shares of the Company’s common stock through payroll deductions up to 15% of their earnings. The purchase price of the shares will be 85% of the lower of the fair market value of the Company’s common stock on the first day of an offering or on the date of purchase. The ESPP offers a six month look-back feature. Participants may end their participation at any time during an offering and will be paid their accrued contributions that have not yet been used to purchase shares. Participation ends automatically upon termination of employment.

Employee participation in the ESPP did not begin until the second quarter of 2011. Following is information pertaining to the ESPP for the three months ended March 31, 2012:

Three months ended March 31, 2012
Weighted average fair value per share granted	$2.32
Shares issued under the ESPP	60,254
Weighted average price per share issued	$4.68

Total stock-based compensation expense recognized by the Company for the three months ended March 31, 2012 and 2011 consisted of:

	Three months ended March 31,
	2012	2011
	(in thousands)
Stock-based compensation by type of award:
Stock options	$484	$363
ESPP(1)	23	—
RSUs(2)	10	—

	$517	$363

Stock-based compensation by category of expense:
Cost of revenues	$31	$17
Sales and marketing	70	67
Research and development	132	94
General and administrative	284	185

	$517	$363

(1)	Employee participation in the ESPP began in the second quarter of 2011.
(2)	There were no outstanding RSUs during 2011.

The Company did not capitalize any stock-based compensation for the three months ended March 31, 2012 and 2011 as such amounts were not material.

During the three months ended March 31, 2011, the Company did not grant any stock options and participation in the ESPP did not begin until the second quarter of 2011. The fair value of stock options and stock purchase rights granted under the 2011 Plan and the ESPP were estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions during the three months ended March 31, 2012:

Three months ended
March 31, 2012
Stock option plans:
Risk-free interest rate	1.10%
Expected life of options (in years)	6.08
Expected dividend yield	0%
Volatility	55%
Employee Stock Purchase Plan:
Risk-free interest rate	0.13%
Expected life of options (in years)	0.50
Expected dividend yield	0%
Volatility	47%

In December 2010, the Company accepted promissory notes receivable from non-officer employees in consideration for the exercise of 36,400 fully vested stock options that were subject to variable accounting. The promissory notes are secured by the underlying shares of common stock. The notes receivable, totaling $137,000, bear interest at 0.32% per annum and are due upon the first to occur of (a) December 17, 2012, (b) two hundred ten (210) days following an initial public offering of the Company’s capital stock, (c) immediately prior to the dissolution or liquidation of the Company or upon a transaction resulting in a change of control, including by merger or by sale of all or substantially all of the Company’s assets, (d) the employee’s termination as an employee or consultant of the Company or (e) the occurrence of an event of default as defined in the promissory note. The notes receivable are considered to be non-recourse notes under relevant accounting guidance. Since the notes are non-recourse for accounting purposes, the resulting exercises of the stock options have been determined to not be substantive and therefore not reflected in the Company’s balance sheets as of March 31, 2012 or December 31, 2011. The due dates for the notes were further extended in November 2011, as further described below. The exercise of the shares through the promissory notes effectively provided for an extension of the term of each award for a period of up to two years, resulting in a substantive modification under relevant accounting guidance. Variable accounting for these awards ceased and the modification did not have a material impact on the financial statements. As of March 31, 2012, approximately $134,000 of the notes receivable representing 33,685 of the shares exercised remained outstanding.

In February 2011, the Company accepted promissory notes receivable from non-officer employees in consideration for the exercise of 29,163 fully vested stock options that were subject to variable accounting. The promissory notes are secured by the underlying shares of common stock. The notes receivable, totaling $185,485 bear interest at 0.51% per annum and are due upon the first to occur of (a) the second anniversary of note, (b) two hundred ten (210) days following an initial public offering of the Company’s capital stock, (c) immediately prior to the dissolution or liquidation of the Company or upon a transaction resulting in a change of control, including by merger or by sale of all or substantially all of the Company’s assets, (d) the employee’s termination as an employee or consultant of the Company or (e) the occurrence of an event of default as defined in the promissory note. The notes receivable are considered to be non-recourse notes under relevant accounting guidance. Since the notes are non-recourse for accounting purposes, the resulting exercises of the stock options have been determined to not be substantive and therefore not reflected in the Company’s balance sheets as of March 31, 2012 and December 31, 2011. The due dates for the notes were further extended in November 2011, as further described below. The exercise of the shares through the promissory notes effectively provided for an extension of the term of each award for a period of up to two years, resulting in a substantive modification under relevant accounting guidance. Variable accounting for these awards ceased and the modification did not have a material impact on the financial statements. As of March 31, 2012, approximately $174,000 of the notes receivable representing 26,833 of the shares exercised remained outstanding.

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

NOTE 9—Related Party Transactions

A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

Prior to the IPO, certain investors in the Company were also trade customers. Revenues earned from these related parties were $461,000 for the three months ended March 31, 2011 and were primarily included in on-demand revenues. Accounts receivable with respect to these related parties under these arrangements were $341,000 as of December 31, 2011. Amounts due to these related parties were $355,000 as of December 31, 2011. As a result of the IPO and investor divestitures, by December 31, 2011, none of these investors met the definition of a related party.

Director Carl Buccellato served as the chief executive officer of SavingStreet, LLC (formerly New Casa 188, LLC) (“Saving Street”), from May 2008 until February 2012, and owns 32% of the membership interests of SavingStreet. During 2008, the Company entered into a strategic relationship agreement with SavingStreet (which was subsequently amended and restated on June 15, 2010) pursuant to which the Company provided to SavingStreet certain information from borrowers who consented to the distribution of such information, SavingStreet used this borrower information to market certain move-related and home ownership-related products and services and the Company was entitled to receive 20% of SavingStreet’s net income until investors had recouped their initial investment, and then 50% of its net income thereafter. In connection with this transaction, the Company issued to SavingStreet a five-year warrant to purchase up to 133,333 shares of its common stock at an exercise price of $5.94 per share. This warrant may only be exercised at any time after the Company has received an aggregate of $5.0 million pursuant to the agreement and prior to the termination date of the warrant, which is December 31, 2012. In March 2012, the Company terminated its existing agreements and arrangements with SavingStreet. The five-year warrant remains outstanding and unvested as of March 31, 2012 and December 31, 2011 as the performance requirements under the arrangement were not met. There was $3,000 and $52,000 expenses incurred for services from SavingStreet for the three months ended March 31, 2012 and 2011, respectively. Amount due to SavingStreet was $11,000 as of December 31, 2011. The Company has no outstanding liabilities with SavingStreet as of March 31, 2012.

NOTE 10—Segment Information

The Company has concluded that it operates in one industry—mortgage-related software and services. The Company’s chief operating decision maker is its chief executive officer, who reviews financial information presented on a consolidated basis. Accordingly, the Company has determined that it has a single reporting segment and operating unit structure, specifically technology-enabled solutions to help streamline and automate the mortgage origination process for its network participants.

The Company is organized primarily on the basis of service lines. The Company re-categorized its revenues beginning with the first quarter of 2012 to on-demand revenues and on-premise revenues to better align with the Company’s strategic plan (see Note 2). Supplemental disclosure of revenues by type is as follows:

	Three months ended March 31,
	2012	2011
	(in thousands)
On-demand revenues	$17,755	$9,101
On-premise revenues	3,151	1,502

	$20,906	$10,603

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements relate to future events or our future financial performance. Forward-looking statements may include words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or other wording indicating future results or expectations. Forward-looking statements are subject to risks and uncertainties, and actual events or results may differ materially. Factors that could cause our actual results to differ materially include, but are not limited to, those discussed under “Risk Factors” in this report. We also face risks and uncertainties relating to our business including: our ability to accurately forecast revenues and appropriately plan our expenses; the impact of changes in mortgage interest rates; the volume of mortgages originated by our Encompass users; fluctuations in mortgage lending volume; the number of Encompass users; transaction volume on the Ellie Mae Network; the risk that the anticipated benefits, growth prospects and synergies expected from the Del Mar Datatrac acquisition may not be fully realized or may take longer to realize than expected; the impact of uncertain domestic and worldwide economic conditions, including the resulting effect on residential mortgage volumes; the effectiveness of our marketing and sales efforts to attract new and retain existing SaaS Encompass users and Ellie Mae Network participants; our ability to enhance the features and functionality of our Encompass software and the Ellie Mae Network; the level of demand for our Encompass Closer document preparation and other services we offer; the timing of the introduction and acceptance of new Ellie Mae Network offerings and additional services including our SaaS Encompass offering; changes in mortgage originator, lender, investor or service provider behavior and any related impact on the residential mortgage industry; changes in government regulation affecting Ellie Mae Network participants or our business; our ability to successfully manage any future acquisitions of businesses, solutions or technologies; the timing of future acquisitions of businesses, solutions or technologies and new product launches; the attraction and retention of qualified employees and key personnel; our ability to protect our intellectual property, including our proprietary Encompass software; interruptions in Ellie Mae Network service, our hosted Encompass software and any related impact on our reputation; and costs associated with defending intellectual property infringement and other claims. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that arises after the date of this report, or to conform such statements to actual results or changes in our expectations.

This discussion should be read in conjunction with the condensed consolidated financial statements and notes presented in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes in our last filed Annual Report on Form 10-K for the year ended December 31, 2011, or 2011 Form 10-K.

The Company

We provide business automation software for a large segment of the mortgage industry in the United States. We re-categorized our revenues beginning with the first quarter of 2012 in order to have them better aligned with our strategic plan. Accordingly, our revenues are now described as on-demand and on-premise revenues. Our on-demand, technology-enabled software solutions help streamline and automate the process of originating and funding new mortgage loans, increasing efficiency, facilitating regulatory compliance and reducing documentation errors. Mortgage originators use our Encompass software, a comprehensive operating system that handles key business and management functions, in running a mortgage origination business. Mortgage originators use Encompass as a single tool for loan processing, marketing, customer communication and to interact electronically with mortgage lenders, investors and service providers over the Ellie Mae Network. We also offer Encompass users a variety of other on-demand services, including Encompass Closer, which automatically prepares the disclosure and closing documents necessary to fund a mortgage; CenterWise, a bundled offering of electronic document management and websites used for customer relationship management; Encompass Compliance Service, which automatically conducts compliance checks throughout the origination process; tax transcript services which provide income verification capability to our customers; and Encompass Product and Pricing Service, which allows Encompass users to compare loans offered by different lenders and investors to determine the best product and price available to a particular borrower.

Our revenues are comprised of on-demand and on-premise revenues. On-demand revenues are revenues generated from (i) software subscriptions we host that customers access through the Internet, (ii) software services that are sold transactionally and (iii) Ellie Mae Network transaction fees. On-premise revenues are revenues generated from customer-hosted software licenses and related implementation, training and maintenance services.

A component of our on-demand and on-premise revenues is software revenues which are derived from mortgage originators who either subscribe to SaaS Encompass, our on-demand solution, or license Encompass software for an initial perpetual license fee with annual maintenance, our on-premise solution. Mortgage originators subscribing to SaaS Encompass either pay monthly per-user subscription fees or fees based on loans actually funded, subject to monthly base fees, which we refer to as success-based pricing. In addition, we offer CenterWise software either as a standalone product on a subscription-fee basis or bundled as part of our SaaS Encompass offering. The services revenues are derived from fees paid by mortgage originators for the Encompass services they order. These services include Encompass Closer, Encompass Compliance Service and Encompass Product and Pricing Services. Lenders, service providers and certain government-

sponsored entities using Encompass over the Ellie Mae Network pay us fees when they effect a transaction by sending an electronic service request over the Ellie Mae Network to any lender, service provider or other participant through our network and that request has been accepted.

Our on-demand revenues generally track the seasonality of the mortgage industry, with increased activity in the second and third quarters and reduced activity in the first and fourth quarters as home buyers tend to purchase their homes during the spring and summer in order to move to a new home before the start of the school year. These revenues are also affected by factors that impact mortgage volumes, such as interest rate fluctuations and general economic conditions.

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

We are responding to these trends as follows:

Lower lending volume. Beginning in late 2009, we focused our marketing and sales efforts on our on-demand SaaS Encompass offering, and particularly our SaaS Encompass success-based pricing model, in contrast to our on-premise license model. In our on-demand SaaS Encompass offering, the customer does not pay the significant up-front licensing fee associated with our license model, which we believe is particularly attractive in the present climate of the residential mortgage origination market. Our SaaS Encompass success-based pricing model builds on this value proposition by aligning the customers’ payments for our software solutions with their own receipts of revenues. SaaS Encompass success-based pricing customers are composed of new Encompass customers and users that have converted from our licensed Encompass software or flat monthly per-user hosted offerings. At March 31, 2012 and December 31, 2011, we had 29,115 and 24,252 Active SaaS Encompass Users, respectively, which are mortgage origination professionals who have used our SaaS Encompass software at least once within the preceding 90 days. SaaS Encompass revenues generated $8.4 million and $19.8 million of our revenues for the three months ended March 31, 2012 and year ended December 31, 2011, respectively. We typically generate greater revenues per user through our on-demand SaaS Encompass offering than through our on-premise license offering.

Decreased profitability for mortgage originators as a result of reduced mortgage originations. By automating many of the functions of mortgage origination, we enable our users to process quality loans more effectively. This reduces the cost of originating a loan and lowers the risk of buy back from investors of poorly originated or documented loans.

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

Regulatory reforms that have significantly increased the complexity and importance of regulatory compliance. We offer Encompass Compliance Service, which automatically checks loan files for compliance with the myriad of federal, state and local regulations and alerts users to possible violations of these regulations. In addition, we have a staff of attorneys and work with compliance experts who help assure that documents prepared using our software and processes recommended by Encompass work flow comply with applicable rules and regulations.

Operating Metrics

Revenue per Average Active Encompass User and SaaS Encompass Revenue per Average Active SaaS Encompass User are key operational metrics we use to evaluate our business, determine allocation of our resources and make decisions regarding corporate strategy. The Revenue per Average Active Encompass User metric is calculated by dividing total revenues by the average number of Active Encompass Users during the period. The SaaS Encompass Revenue per Average Active SaaS Encompass User metric is calculated by dividing total SaaS Encompass Revenues by the average number of Active SaaS Encompass Users during the period. We focus on these metrics to determine our success in leveraging our user base to increase our revenues. We track Active Encompass Users and Active SaaS Encompass Users as well as related revenues generated by each group at the end of a period to gauge the degree of our market penetration.

The components used to calculate these metrics are defined below.

Active Encompass Users. An Active Encompass User is a mortgage origination professional who has used Encompass software at least once within a 90-day period preceding the measurement date. An Encompass user is a mortgage origination professional working at a mortgage lender, such as a mortgage bank, commercial bank, thrift or credit union, which sources and funds loans and generally sells these funded loans to investors; or a mortgage brokerage, who typically processes and submits loan files to a mortgage lender or mega lender that funds the loan.

Average Active Encompass Users. Average Active Encompass Users during a period is calculated by averaging the monthly Active Encompass Users during a period.

Active SaaS Encompass Users. An Active SaaS Encompass User is a mortgage origination professional who has used the SaaS Encompass system at least once within a 90-day period preceding the measurement date.

Average Active SaaS Encompass Users. Average Active SaaS Encompass Users during a period is calculated by averaging the monthly active SaaS Encompass users during a period.

The following table shows these operating metrics as of and for the three months ended March 31, 2012 and 2011:

	Three months ended March 31,
	2012	2011
Revenues (in thousands):
Total revenues	$20,906	$10,603
Total SaaS Encompass revenues	$8,378	$3,536

Users at end of period:
Active Encompass users	58,844	51,341
Active SaaS Encompass users	29,115	16,910
Active SaaS Encompass users as a percentage of active Encompass users	49%	33%

Average users during period:
Active Encompass users	56,940	51,033
Active SaaS Encompass users	27,526	16,012
Active SaaS Encompass users as a percentage of active Encompass users	48%	31%

Revenue per average user during period:
Revenue per average active Encompass user	$367	$208
SaaS Encompass revenue per average active SaaS Encompass user	$304	$221

Basis of Presentation

General

Our consolidated financial statements include the accounts of Ellie Mae, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Revenues

We generate revenue primarily from transaction-based fees and fees for software and related services. We re-categorized our revenues beginning with the first quarter of 2012 in order to have them better aligned with our strategic plan. Accordingly, our revenues are now described as on-demand and on-premise revenues. On-demand revenues are revenues generated from (i) software subscriptions we host that customers access through the Internet; (ii) software services that are sold transactionally and (iii) Ellie Mae Network transaction fees. On-premise revenues are revenues generated from customer-hosted software licenses and related implementation, training and maintenance services. Sales taxes assessed by a governmental authority are excluded from revenue.

Cost of Revenues

Our cost of revenues consists primarily of: salaries and benefits, including stock-based compensation; expenses for document preparation, income verification and compliance services; allocated facilities costs; customer support; data centers; depreciation on computer equipment used in supporting the Ellie Mae Network, SaaS Encompass and CenterWise offerings; amortization of acquired intangible assets such as developed technology and tradenames; professional services associated with implementation of our software; and allocated facilities costs.

Operating Expenses

Sales and Marketing

Our sales and marketing expenses consist primarily of: salaries, benefits and incentive compensation, including stock-based compensation, and allocated facilities costs; expenses for trade shows, public relations and other promotional and marketing activities, including travel and entertainment expenses; and amortization of acquired intangible assets such as customer lists and contracts. We have hired sales personnel to focus on sales of our solutions to mortgage lenders in light of the increasing percentage of potential customers which are mortgage lenders rather than mortgage brokerages. We also intend to increase marketing activities focused on our SaaS Encompass Banker Edition, our Ellie Mae Network offerings and our other Encompass services.

Research and Development

Our research and development expenses consist primarily of: salaries and benefits, including bonuses and stock-based compensation; fees to contractors engaged in the development and support of the Ellie Mae Network infrastructure, Encompass software and other products; and allocated facilities costs. We expect that our research and development expenses will continue to increase in absolute dollars as we continue to invest in our products and services and infrastructure.

General and Administrative

Our general and administrative expenses consist primarily of: salaries and benefits, including stock-based compensation, for employees involved in finance, accounting, human resources, administrative and legal roles; consulting, legal, accounting and other professional services by third-party providers; and allocated facilities costs. We expect general and administrative expenses to continue to increase in absolute dollars due to costs associated with being a public company.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income earned on our cash accounts and notes receivables, net of interest expense paid on imputed interest related to the Del Mar Datatrac, Inc., or DMD, acquisition holdback payments, and equipment and software leases.

Income Taxes

On a quarterly basis, we evaluate our expected income tax expense or benefit based on our year-to-date operations, and we record an adjustment in the current quarter. The net tax provision is the result of the mix of profits earned by us and our subsidiaries in tax jurisdictions with a broad range of income tax rates.

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

We believe that the assumptions and estimates associated with revenue recognition, income taxes, stock-based compensation and goodwill and intangible assets have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. Management believes that there have been no material changes during the three months ended March 31, 2012 to our critical accounting policies and estimates previously disclosed in our 2011 Form 10-K.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three months ended March 31,
	2012	2011
	(in thousands)
Revenues	$20,906	$10,603
Cost of revenues (1)	5,257	3,363

Gross profit	15,649	7,240

Operating expenses:
Sales and marketing (1)	4,000	2,451
Research and development (1)	4,133	2,804
General and administrative (1)	3,676	2,805

	11,809	8,060

Income (loss) from operations	3,840	(820)
Other income (expense), net	(20)	32

Income (loss) before income taxes	3,820	(788)
Income tax provision	178	11

Net income (loss)	$3,642	$(799)

(1)	Stock-based compensation included in the above line items:

	Three months ended March 31,
	2012	2011
	(in thousands)
Cost of revenues	$31	$17
Sales and marketing	70	67
Research and development	132	94
General and administrative	284	185

	$517	$363

	Three months ended March 31,
	2012	2011
Revenues	100.0%	100.0%
Cost of revenues	25.1	31.7

Gross margin	74.9	68.3
Operating expenses:
Sales and marketing	19.1	23.1
Research and development	19.8	26.4
General and administrative	17.6	26.5

	56.5	76.0

Income (loss) from operations	18.4	(7.7)
Other income (expense), net	(0.1)	0.3

Income (loss) before income taxes	18.3	(7.4)
Income tax provision	0.9	0.1

Net income (loss)	17.4%	(7.5	) %

Revenues

The following table sets forth our revenues by type for the periods presented:

	Three months ended March 31,
	2012	2011
	(in thousands)
Revenue by type:
On-demand	$17,755	$9,101
On-premise	3,151	1,502

Total	$20,906	$10,603

	Three months ended March 31,
	2012	2011
Revenue by type:
On-demand	84.9%	85.8%
On-premise	15.1	14.2

Total	100.0%	100.0%

Total revenues increased $10.3 million, or 97.2%, for the three months ended March 31, 2012 as compared to the same period of 2011. This increase was primarily due to a $8.7 million increase in on-demand revenues, comprised of a $5.0 million increase in success-based pricing revenues due to our continued marketing focus on our success-based pricing model, a $1.3 million increase in vendor transaction revenues due to increased network usage and a greater number of users, a $0.7 million increase in document preparation revenues due to increased usage by our customers as well as a greater number of users, a $0.6 million increase in our tax transcript services which we began offering in the first quarter of 2011, a $0.5 million increase in compliance services due to increased usage by our customer base, a $0.3 million increase in appraisal and title services due to increased usage and a $0.3 million increase in other transaction revenues. On-premise revenues increased by $1.6 million due to DMD license and maintenance revenues, which we acquired in August 2011.

The number of Active Encompass Users increased by 14.6% to 58,844 users at March 31, 2012 from 51,341 users at March 31, 2011, primarily due to new customers adopting our SaaS Encompass success-based pricing offering. The number of SaaS Encompass Users increased by 72.2% to 29,115 users at March 31, 2012 from 16,910 users at March 31, 2011 due to the addition of new customers as well as the transition of licensed users to our SaaS Encompass success-based pricing offering. SaaS Encompass Revenue per Average Active SaaS User increased by 37.8% for the three months ended March 31, 2012 compared to same period of 2011 due to the continued movement of users to our success-based pricing model, which offers higher revenue per user compared to our traditional license model.

Gross Profit

	Three months ended March 31,
	2012	2011
	(dollars in thousands)
Gross profit	$15,649	$7,240
Gross margin	74.9%	68.3%

Gross profit and gross margin percentage increased by $8.4 million and 6.6 percentage points, respectively, in the three months ended March 31, 2012 as compared to the same period of 2011 as revenues increased by $10.3 million and cost of revenues increased by $1.9 million. Cost of revenues increased primarily due to a $0.7 million increase in third-party royalty expenses to support the increased revenues, a $0.6 million increase in salaries and employee benefits from increased professional services and customer support headcount as well as the increase in headcount in hiring former DMD employees following the acquisition in August 2011, a $0.3 million increase in consulting costs associated with improvements to our data center operations and a $0.2 million increase in depreciation expense due to property and equipment additions.

Sales and Marketing

	Three months ended March 31,
	2012	2011
	(dollars in thousands)
Sales and marketing	$4,000	$2,451
Sales and marketing as % of revenues	19.1%	23.1%

Sales and marketing expenses increased by $1.5 million, or 63.2%, in the three months ended March 31, 2012 as compared to the same period of 2011. This increase was primarily due to a $0.5 million increase in salaries and employee benefits due to additional headcount from the hiring of former DMD employees, a $0.4 million increase in commissions, a $0.2 million increase in amortization of acquired intangible assets related to the DMD acquisition and a $0.4 million increase in all other expenses reflecting a higher level of sales and marketing activities quarter over quarter.

Research and Development

	Three months ended March 31,
	2012	2011
	(dollars in thousands)
Research and development	$4,133	$2,804
Research and development as % of revenues	19.8%	26.4%

Research and development expenses increased by $1.3 million, or 47.4%, in the three months ended March 31, 2012 compared to the same period of 2011. The increase was primarily due to a $1.1 million increase in salary and employee benefits due to increased headcount as well as additional headcount from the addition of former DMD employees and a $0.1 million increase in the use of consultants.

General and Administrative

	Three months ended March 31,
	2012	2011
	(dollars in thousands)
General and administrative	$3,676	$2,805
General and administrative as % of revenues	17.6%	26.5%

General and administrative expenses increased by $0.9 million, or 31.1%, in the three months ended March 31, 2012 as compared to the same period of 2011. This increase was primarily due to a $0.4 million increase in salaries and other employee benefits due to an increase in headcount, which included the hiring of former DMD employees, a $0.2 million increase in legal and consulting fees primarily related to the DMD acquisition and from being a public company and a $0.1 million increase in insurance.

Other (Expense) Income, Net

Other income (expense), net includes imputed interest expense related to the DMD acquisition holdback liability and interest income from notes receivable and investments. The amounts were nominal in the three months ended March 31, 2012 and 2011.

Income Taxes

Income tax provision was $0.2 million and $11,000 for the three months ended March 31, 2012 and 2011, respectively. Income tax expense consists primarily of the U.S. federal alternative minimum tax and state income taxes. The increase in income tax for the three months ended March 31, 2012 was due to higher taxable income as compared to the same period last year.

Liquidity and Capital Resources

As of March 31, 2012, we had cash, cash equivalents and short-term investments of $29.6 million. Cash and cash equivalents consist of cash and money market accounts. Short-term investments consist of U.S. government agency securities.

We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund capital expenditures, operating expenses and other cash requirements for at least the next 12 months. We may enter into acquisitions in the future, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

The following table sets forth our statement of cash flows data for the periods presented:

	Three months ended March 31,
	2012	2011
	(in thousands)
Net cash provided by operating activities	$3,263	$46
Net cash used in investing activities	$989	$2,795
Net cash provided by financing activities	$1,501	$147
Purchases of property and equipment	$828	$784
Depreciation and amortization	$611	$377

Operating Activities

Cash provided by operating activities of $3.3 million for the first quarter 2012 was the result of net income of $3.6 million adjusted by non-cash stock-based compensation of $0.5 million and depreciation and amortization expense of $1.0 million. The offsets to net income and non-cash items were an increase in accounts receivable of $0.5 million, a decrease in accounts payable of $0.4 million and a decrease in accrued and other liabilities of $1.2 million. The decrease in accrued and other liabilities resulted from the payment of management bonuses in the first quarter of 2012.

Cash provided by operating activities of $46,000 for the first quarter of 2011 was the result of the net loss of $0.8 million, adjusted by non-cash stock-based compensation of $0.4 million and depreciation and amortization expense of $0.4 million, a decrease in accounts receivable of $0.3 million due to the timing of collections and a decrease in deposits and other assets of $0.5 million due to the termination of a restricted cash covenant related to a capital lease. These amounts were offset in part by a decrease in accrued liabilities of $0.8 million resulted from the payment of management bonuses in the first quarter of 2011.

Investing Activities

Cash used in investing activities of $1.0 million for the first quarter 2012 was the result of $0.2 million in net purchases of short-term investments and $0.8 million for purchases of property and equipment mainly for our data center.

Cash used in investing activities of $2.8 million in the first quarter of 2011 was the result of $1.0 million in net purchases of short-term investments, $0.8 million for purchases of property and equipment primarily related to computer equipment to support the growth of our business and to enhance our disaster recovery solution and $1.0 million for the acquisition of Mortgage Pricing System, LLC.

Financing Activities

Cash provided by financing activities of $1.5 million in the first quarter of 2012 was primarily from the proceeds of stock options exercise by our employees.

Cash provided by financing activities of $0.1 million in the first quarter of 2011 consisted of $0.2 million in proceeds from the exercise of stock options by our employees and directors, partially offset by $0.1 million in payments on our capital lease obligations.

Off Balance Sheet Arrangements

As of March 31, 2012, operating leases were the only financing arrangements not reported on our condensed consolidated financial statements.

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

ITEM 4—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

For a description of the material legal proceedings, please see our Annual Report on Form 10-K for the year ended December 31, 2011.

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

As a result of the extreme turmoil in the mortgage industry and general economy that began in 2007, many mortgage originators, especially mortgage brokers, and other mortgage industry participants have gone out of business. In addition, those industry participants that continue in business face increased operating and regulatory challenges. Conditions that negatively impact our Encompass users or Ellie Mae Network participants have had a significant adverse effect on our business. For example, the number of active Encompass users has declined 25% from approximately 79,000 at December 31, 2006 to approximately 59,000 at March 31, 2012. During this period, the population of mortgage origination professionals who are the potential users of our Encompass software have dropped 46% from approximately 495,000 at December 31, 20061 to approximately 268,000 at March 31, 2012.2 If conditions in the mortgage industry were to deteriorate further, our business would be materially adversely affected.

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

The expected lower levels in residential mortgage loan volume in 2012 and 2013 as compared to 2011 levels will require us to increase our revenues per loan effected through the Ellie Mae Network in order to maintain our financial performance. Any additional decrease in residential mortgage volumes would exacerbate our need to increase revenues per loan effected through the Ellie Mae Network. We cannot guarantee we will be successful in our efforts to increase our revenues per loan effected through the Ellie Mae Network, which could materially adversely affect our business.

Our future performance will be highly dependent on our ability to continue to attract SaaS Encompass customers and, to a lesser extent, to grow revenues from new Ellie Mae Network offerings and new on-demand services.

Mortgage loan volume is expected to be lower in 2012 and 2013 than it was in 2011. To increase our revenues, we must increase the percentage of our software users who choose SaaS Encompass, from which we generate greater revenues than from our license offering. We believe that recent increases in the number of SaaS Encompass customers were driven by our success-based pricing strategy. Initiatives we have implemented in the past have, from time to time, been successful initially but not over the long term. We cannot guarantee our success-based pricing strategy will continue to be successful. If it is not successful, or if we are unable to identify an alternate strategy and successfully increase the number of SaaS Encompass customers, we may be materially adversely affected.

[1]	Bureau of Labor Statistics, Mortgage Employment Statistics, February 2007.
[2]	Bureau of Labor Statistics, Mortgage Employment Statistics, May 2012.

We must also increase use of our Ellie Mae Network offerings and our other services, such as Total Quality Loan services, compliance and document preparation. We only introduced certain Ellie Mae Network offerings in the fourth quarter of 2009 and our Encompass Compliance Service in the first quarter of 2010. We cannot guarantee these Ellie Mae Network and other service offerings will achieve market acceptance and be successful. In the event these efforts are not successful, our business and growth prospects would be adversely affected.

If we fail to increase the number of Encompass Users and other Ellie Mae Network participants or retain existing users and participants, our business may be harmed.

Our growth depends in large part on increasing the number of Encompass Users and other Ellie Mae Network participants. To attract mega lenders and service providers to the Ellie Mae Network, we must convince them that the utility of, and access to mortgage originators on, the Ellie Mae Network is worth making payments to us for transactions ordered through the network by Encompass users. To grow our base of Encompass users, in particular, we must increase the number of our Encompass Users. We must also enhance the features and functionality of our Encompass software, convince mortgage lenders of the benefits of our software solution and the Ellie Mae Network and encourage them to switch from competing loan origination software products or to forego using traditional mortgage origination methods, including paper, facsimile, courier, mail and e-mail. Due to the fragmented nature of the mortgage industry, many mortgage industry participants may not be familiar with our Encompass solutions and the benefits of the Ellie Mae Network. We cannot guarantee we will be successful in attracting new Encompass Users and other Ellie Mae Network participants and if we are unsuccessful in these efforts our business may be harmed.

Additionally, existing Encompass Users and other Ellie Mae Network participants may decide not to continue to use our solutions for financial or other reasons. We have agreements in place with various third-party lenders, service providers and investors to facilitate integration between their businesses and the Ellie Mae Network. Most of these contracts are not long term or are subject to termination rights. An unexpected termination, or a failure to renew, of a significant number of our agreements or relationships with third-party lenders, service providers or investors could have an adverse effect on our business.

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

Due in part to the turmoil in the mortgage industry, the percentage of the national volume of residential mortgages in the United States that were funded directly through the retail channels of mega lenders increased from 38% in 2006 to 57% in 2011.3 We market our Encompass software to mortgage lenders and mortgage brokers but not to mega lenders as they generally have their own proprietary loan origination software. If the shift towards mega lenders continues, our business and growth prospects would be materially adversely affected.

[3]	Inside Mortgage Finance, February 17, 2012, p.3, Mortgage Brokers Carry Significant Portions Of Increased Origination Volume in Late 2011. Copyright 2012.

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

System interruptions that impair access to the Ellie Mae Network or our on-demand hosted Encompass software could damage our reputation and brand and substantially harm our business.

The satisfactory performance, reliability and availability of the Ellie Mae Network, our on-demand hosted Encompass software, website and network infrastructure are critical to our reputation and our ability to attract and retain Ellie Mae Network participants and Encompass software users. Any systems interruption that results in the unavailability of our network or our Encompass software or impairs access to Ellie Mae Network participants connected to our network could result in negative publicity, damage our reputation and brand, and hinder our ability to enroll new customers and cause us to lose current customers, all of which could cause our business and operating results to suffer.

We have experienced and may in the future continue to experience temporary system interruptions, either to the Ellie Mae Network or to our Encompass software hosting locations, for a variety of reasons, including network failures, power failures, software errors, including problems with our Encompass software and other third party firmware updates, as well as when an overwhelming number of Ellie Mae Network participants and Encompass software users trying to access our network during periods of strong demand. In addition, our two primary data centers, located in Santa Clara, California and Chicago, Illinois, are hosted by a third-party service provider over which we have little control. We depend on this third-party service provider to provide continuous and uninterrupted access to the Ellie Mae Network and our on-demand hosted Encompass software. If for any reason our relationship with this third-party were to end, it would require a significant amount of time to transition the hosting of our data centers to a new third-party service provider.

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

Our success will depend, in part, on our ability to expand our solutions and services and grow our business in response to changing technologies, customer demands and competitive pressures. In some circumstances, we may pursue growth through the acquisition of complementary businesses, solutions or technologies rather than through internal development. For example, in January 2011, we acquired Mortgage Pricing System, LLC to introduce our Encompass Product and Pricing Service, which allows Encompass users to compare loan pricing from multiple lending sources. In August 2011, we acquired DMD to add additional potential Encompass users and increased loan volume to monetize our Encompass service offerings and the Ellie Mae Network. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to complete acquisitions successfully. Moreover, if such acquisitions require us to seek additional debt or equity financing, we may not be able to obtain such financing on terms favorable to us or at all. Even if we successfully complete an acquisition, we may not be able to assimilate and integrate effectively the acquired business, technologies, solutions, assets, personnel or operations, particularly if key personnel of an acquired company decide not to work for us. In addition, we may issue equity securities to complete an acquisition, which would dilute our stockholders’ ownership and could adversely affect the price of our common stock.

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

RESPA generally prohibits the payment or receipt of fees or any other thing of value for the referral of business related to a residential real estate settlement service and prohibits fee shares or splits or unearned fees in connection with the provision of such services. Our Encompass software and services and the Ellie Mae Network were designed with payment methods that are not currently prohibited by the restrictions under RESPA. Nonetheless, RESPA may restrict our ability to enter into marketing and distribution arrangements with third parties, for existing or newly developed products and services, particularly to the extent that such arrangements may be characterized as involving payments for the referral of residential real estate settlement service business. Additionally, any amendments to RESPA or court opinions interpreting the provisions of RESPA that result in restrictions on our current payment methods, or any determination that our payment methods have been and currently are subject to the restrictions under RESPA, could have a material adverse effect on our business. Finally, if we were found to be in violation of RESPA rules, we would be exposed to significant potential liability that could have a material adverse effect on our reputation and business.

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

The mortgage origination software market is highly competitive. There are many software providers, such as Calyx Technology, Inc., Byte Software Inc., PCLender.com and Harland Financial Solutions, that compete with us by offering loan origination software to mortgage originators. Some software providers, including Calyx Technology, Inc., also provide connectivity between their software users and lenders and service providers. Other connectivity alternatives are provided by vendors such as MGIC Investment Corporation and RealEC Technologies. We also compete with compliance and document preparation service providers that are much larger and more established than us. There is vigorous competition among providers of these services and we may not succeed in convincing potential customers, using other services to switch to ours. Many service providers connect directly to mortgage originators without using any loan origination software. Some of our competitors also offer services on a closed loan basis, which could adversely impact the effectiveness of our success-based pricing strategy for increasing the number of on-demand SaaS Encompass customers. If we are unsuccessful in competing effectively by providing attractive functionality, customer service or value, we could lose existing Encompass users to our competitors and our ability to attract new Encompass users could be harmed.

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

Other parties have asserted, and may in the future assert, that we have infringed their intellectual property rights. For example, on March 25, 2011, we were named a defendant in a patent infringement lawsuit filed by Industry Access Incorporated alleging that our Encompass 360 loan management software system and related operations infringes a single patent. See Legal Proceedings in Note 6 of the Notes to Condensed Consolidated Financial Statements. In addition, we generally agree to indemnify our customers against legal claims that our software products infringe intellectual property rights of third parties and, in the event of an infringement, to modify or replace the infringing product or, if those options are not reasonably possible, to refund the cost of the software, as pro-rated over a period of years. We cannot predict whether assertions of third-party intellectual property rights or claims arising from such assertions will substantially harm our business and operating results. If we are forced to defend against any infringement claims, whether they are with or without merit or are determined in our favor, we may face costly litigation and diversion of technical and management personnel. Furthermore, an adverse outcome of a dispute may require us to: pay damages, potentially including treble damages and attorneys’ fees if the infringement were found to be willful; cease providing solutions that allegedly incorporate the intellectual property of others; expend additional development resources to redesign or reengineer our solutions and products, if feasible; and enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies. We cannot be certain of the outcome of any litigation. Any royalty or licensing agreement, if required, may not be available to us on acceptable terms or at all. Our failure to obtain the necessary licenses or other rights could prevent the sale or distribution of some of our products and services and, therefore, could have a material adverse effect on our business.

Current or future litigation could substantially harm our business.

We have been and continue to be involved in legal proceedings, claims and other litigation. For example, we are currently a defendant in litigation initiated by DocMagic Inc., which alleges, among other claims, that we had engaged in monopolization and/or attempted monopolization, intentional interference with contractual relationship, interference with prospective economic advantage, unfair competition and breach of contract. In addition, we are currently involved in defending against a patent infringement lawsuit against us and one other party filed by Industry Access Incorporated. See Legal Proceedings in Note 6 of the Notes to Condensed Consolidated Financial Statements. Furthermore, we are also subject to various other legal proceedings and claims arising out of the ordinary course of business. While we do not expect the outcome of any such pending litigation to have a material adverse effect on our financial position, litigation is unpredictable and excessive verdicts, both in the form of monetary damages and injunctions, could occur. In the future, litigation could result in substantial costs and diversion of resources and we could incur judgments or enter into settlements of claims that could have a material adverse effect on our business.

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

ITEM 6—EXHIBITS

Exhibit Number	Description of Document

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.
**	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Exchange Act, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELLIE MAE, INC.

Date: May 10, 2012	By:	/s/ Edgar A. Luce
Edgar A. Luce
Executive Vice President, Finance and Administration and Chief Financial Officer
(Principal Financial and Accounting Officer and duly authorized signatory)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.
**	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Exchange Act, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.