Form 10-Q
period 2012-06-30
ELLIE MAE INC
filed 2012-08-08
CIK 1122388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:

As of July 31, 2012:

Class	Number of Shares
Common Stock, $0.0001 par value	25,190,676

PART I—FINANCIAL INFORMATION

ITEM 1—CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Ellie Mae, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share amounts)

	June 30, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$30,924	$23,732
Short-term investments	2,920	1,933
Accounts receivable, net of allowances for doubtful accounts of $18 and $47, as of June 30, 2012 and December 31, 2011, respectively	7,911	6,819
Prepaid expenses and other	3,269	1,381
Note receivable	1,000	1,000

Total current assets	46,024	34,865
Property and equipment, net	8,353	5,539
Deposits and other assets	135	135
Note receivable	13	15
Other intangible assets, net	7,348	8,166
Goodwill	51,051	51,051

Total assets	$112,924	$99,771

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$2,470	$2,255
Accrued and other current liabilities	6,420	4,931
Acquisition holdback, net of discount	2,990	2,948
Deferred revenue	4,198	4,548
Deferred rent	231	212
Leases payable	7	6

Total current liabilities	16,316	14,900
Deferred revenue, net of current portion	—	62
Deferred rent, net of current portion	502	624
Acquisition holdback, net of current portion and discount	4,792	4,725
Other long-term liabilities	618	598
Leases payable, net of current portion	—	4

Total liabilities	22,228	20,913

Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock, $0.0001 par value per share; 140,000,000 authorized shares, 21,627,127 and 21,019,590 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	2	2
Additional paid-in capital	119,209	116,012
Accumulated deficit	(28,515)	(37,156)

Total stockholders' equity	90,696	78,858

Total liabilities and stockholders' equity	$112,924	$99,771

See accompanying notes to these condensed consolidated financial statements.

Ellie Mae, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues	$23,569	$11,464	$44,475	$22,067
Cost of revenues	5,283	3,512	10,540	6,875

Gross profit	18,286	7,952	33,935	15,192
Operating expenses:
Sales and marketing	4,232	2,497	8,232	4,948
Research and development	4,299	2,606	8,432	5,410
General and administrative	4,496	2,922	8,172	5,727

Total operating expenses	13,027	8,025	24,836	16,085

Income (loss) from operations	5,259	(73)	9,099	(893)
Other income (expense), net	(18)	47	(38)	79

Income (loss) before income taxes	5,241	(26)	9,061	(814)
Income tax provision	242	14	420	25

Net income (loss)	$4,999	$(40)	$8,641	$(839)

Net income (loss) per share of common stock:
Basic	$0.23	$(0.00)	$0.40	$(0.08)

Diluted	$0.21	$(0.00)	$0.38	$(0.08)

Weighted average common shares used in computing net income (loss) per share of common stock:
Basic	21,610,578	17,137,819	21,507,683	10,412,469

Diluted	23,296,653	17,137,819	22,939,744	10,412,469

Comprehensive income (loss)	$4,999	$(40)	$8,641	$(839)

See accompanying notes to these condensed consolidated financial statements.

Ellie Mae, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six months ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$8,641	$(839)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,362	838
Provision for uncollectible accounts receivable	8	295
Amortization of other intangible assets	818	223
Amortization of discount related to holdback	109	—
Stock-based compensation	1,395	757
Loss on sale of property and equipment	20	—
Excess tax benefit from exercise of stock options	(181)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,100)	(869)
Prepaid expenses and other	(1,232)	(361)
Deposits and other assets	—	530
Accounts payable	(802)	745
Accrued and other liabilities	1,690	(313)
Deferred revenue	(412)	(216)
Deferred rent	(103)	(95)

Net cash provided by operating activities	10,213	695

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(3,845)	(2,882)
Proceeds from sale of property and equipment	10	—
Purchase of short-term investments	(3,473)	(3,667)
Acquisitions, net of cash acquired	—	(1,000)
Maturities of short-term investments	2,486	3,777
Other investing activities, net	2	(18)

Net cash used in investing activities	(4,820)	(3,790)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering net of issuance costs	—	23,667
Payment of capital lease obligations	(3)	(102)
Proceeds from issuance of common stock under employee stock plans	1,621	318
Excess tax benefit from exercise of stock options	181	—

Net cash provided by financing activities	1,799	23,883

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,192	20,788
CASH AND CASH EQUIVALENTS, Beginning of period	23,732	14,349

CASH AND CASH EQUIVALENTS, End of period	$30,924	$35,137

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases not yet paid	$673	$310
Deferred offering costs not yet paid	$344	$657
Conversion of preferred stock to common stock	$—	$82,670

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

NOTE 2—Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 28, 2012 (“2011 Form 10-K”).

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

Software and Website Development Costs

The Company capitalizes costs related to internal-use software and website application development. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life, generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. The capitalized costs are included in “Property and equipment” in the accompanying condensed consolidated balance sheets. In each case the software or website application is for internal needs and the Company does not plan to market the software externally. For the six months ended June 30, 2012, the Company capitalized approximately $0.2 million of software and website application development costs. There were no costs capitalized during the six months ended June 30, 2011. There was no amortization recorded in the six months ended June 30, 2012 and 2011, respectively.

Goodwill

Goodwill is evaluated for impairment annually in the fourth quarter of the Company’s fiscal year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate possible impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or result in a significant decrease in expected cash flows.

Pursuant to recent authoritative accounting guidance, the Company may elect to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If the Company determines that it is more likely than not that a reporting unit’s fair value is less than its carrying value, then the two-step assessment is performed. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying value. If the carrying value exceeds its fair value, the second step would need to be conducted; otherwise, no further steps are necessary as no potential impairment exists. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying value of that goodwill. Any excess of the goodwill carrying value over the respective implied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. Through June 30, 2012, no impairment of goodwill has been identified.

Revenue Recognition

The Company generates revenue primarily from on-demand and on-premise fees for software and related services. The Company re-categorized its revenues beginning with the first quarter of 2012 to on-demand revenues and on-premise revenues (see Note 10) to better align with the Company’s strategic plan. On-demand revenues are revenues generated from company-hosted software subscriptions that customers access through the Internet and revenues from a small number of customers that have opted to self-host a portion of the software but pay fees based on a per closed loan, or success, basis subject to monthly base fees, which the company refers to as success-based pricing. On-demand revenues are also comprised of software services sold transactionally and Ellie Mae Network transaction fees. On-premise revenues generally are revenues generated from customer-hosted software licenses and related implementation (except for customer-hosted success-based pricing revenues included in on-demand revenues described above), training and maintenance services. Sales taxes assessed by a governmental authorities are excluded from revenue.

On-Demand Revenues

Subscription Services and Usage-Based Fee Arrangements. Subscription services and usage-based fee arrangements generally include a combination of the Company’s products delivered as software-as-a-service, or SaaS, product updates and support services. These revenues generally include the following:

SaaS Encompass Revenues. The Company offers web-based access to its Encompass software for a monthly recurring fee. The Company provides the right to access its loan origination software and handles the responsibility of managing the servers, providing robust security, backing up the data and applying updates; however, except where customers self-host a portion of the software in a success-based pricing structure, customers under these arrangements may not take possession of the software at any time during the term of the agreement. Associated set-up fees are recognized ratably over the life of the relationship with its customers, which is generally the life of the contract. Contracts generally range from one to three years. Alternatively, customers can elect to pay on a per closed loan, or success, basis subject to monthly base fees. Success-based pricing contracts generally have a term of two to three years. Monthly base fees are recognized as the service is performed and additional revenues arising from closed loans are recognized when the loans close or in the subsequent month when revenue recognition criteria are met. This offering also includes CenterWise for Encompass as an integrated component, which is a combined element of the arrangement that is delivered in conjunction with the SaaS Encompass offering and therefore is not accounted for separately.

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

On-Premise Revenues

With the exception of revenue from customers that self-host a portion of the software in a success-based pricing structure (which is recognized as described above), revenue from the sale of software licenses is recognized in the month in which the required revenue recognition criteria are met, generally in the month in which the software is delivered. Revenue is recognized when persuasive evidence of an arrangement exists, which is evidenced by a signed agreement, the product has been downloaded or delivered freight on board shipping point, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured.

Revenue Recognition Methodologies

For software arrangements with multiple elements (e.g., undelivered maintenance and support contracts bundled with licenses), the Company, when vendor specific objective evidence (“VSOE”) is determinable, allocates revenue to the delivered elements of the arrangement using the residual value method based on objective evidence of the fair value of the undelivered elements, which is specific to the Company. When VSOE is not determinable, the Company allocates all revenue to the undelivered elements and the entire arrangement is recognized ratably over the term of the contract. The Company recognizes revenue under this model upon receipt of cash payment from the customer, if collectability is not reasonably assured. The VSOE of fair value for maintenance and support obligations related to licenses is based upon the prices paid for the separate renewal of these services by the customer. Maintenance revenues are recognized ratably over the period of the contract. License revenues include the nominal shipping and handling charges associated with most license orders. Actual shipping costs incurred by the Company are included in cost of revenues.

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

BESP. When the Company is unable to establish a selling price using VSOE or TPE, the Company uses BESP in its allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would transact a sale if the service was sold on a standalone basis. The Company determines BESP for deliverables by considering multiple factors including, but not limited to, prices it charges for similar offerings, market conditions, competitive landscape and pricing practices.

The Company has not historically priced its subscription services and usage-based fee arrangements within a narrow range and has limited standalone sales or renewals for these arrangements. As a result, the Company has determined that neither VSOE nor TPE are available and uses BESP to allocate the selling price to subscription services and usage-based fee deliverables.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss), specifically unrealized gains (losses) on short-term investments, which were insignificant for the three and six months ended June 30, 2012 and 2011. As a result, comprehensive income (loss) is equivalent to net income (loss) for all periods presented.

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

The components of net income (loss) per share of common stock were as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousand, except share and per share amounts)
Net income (loss)	$4,999	$(40)	$8,641	$(839)

Basic shares:
Weighted average common shares outstanding	21,610,578	17,137,819	21,507,683	10,412,469

Diluted shares:
Weighted average shares used to compute basic net income (loss) per share	21,610,578	17,137,819	21,507,683	10,412,469
Effect of potentially dilutive securities:
Warrants to purchase common stock, employee stock options and convertible preferred stock	1,686,075	—	1,432,061	—

Weighted average shares use to compute diluted net income (loss) per share	23,296,653	17,137,819	22,939,744	10,412,469

Net income (loss) per share:
Basic	$0.23	$(0.00)	$0.40	$(0.08)
Diluted	$0.21	$(0.00)	$0.38	$(0.08)

The following potential common shares were excluded from the computation of diluted net income (loss) per share, as their effect would have been anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Warrants to purchase common stock	—	41,667	—	175,134
Employee stock options and awards	144,700	3,254,821	641,002	3,225,240
Convertible preferred stock	—	2,457,571	—	7,088,295

	144,700	5,754,059	641,002	10,488,669

Performance-based awards are included in the diluted shares outstanding for each period if the established performance criteria have been met at the end of the respective periods. However, if none of the required performance criteria have been met for such awards, the Company excludes the shares of such awards from its diluted shares outstanding. Accordingly, weighted average shares of 516,666 and 583,333 have also been excluded from the dilutive shares outstanding for each of the three and six months ended June 30, 2012 and 2011, respectively.

All of the redeemable convertible preferred stock automatically converted to common stock on a 1-for-1 basis in connection with the consummation of the Company’s initial public offering (the “IPO”). For the three and six months ended June 30, 2011, the amount presented in the table above was the weighted average shares of common stock underlying outstanding shares of redeemable convertible preferred stock.

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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis at June 30, 2012 and December 31, 2011, according to the valuation techniques the Company used to determine their values:

	Fair value at June 30, 2012	Fair value measurements using inputs considered as
		Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$26,522	$26,522	$—	$—
U.S. government agency obligations	3,219	—	3,219	—

	$29,741	$26,522	$3,219	$—

	Fair value at December 31, 2011	Fair value measurements using inputs considered as
		Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$16,926	$16,926	$—	$—
U.S.government agency obligations	3,297	—	3,297	—

	$20,223	$16,926	$3,297	$—

As of June 30, 2012 and December 31, 2011, the Company did not have any assets or liabilities that were valued using Level 3 inputs.

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

NOTE 5— Goodwill and Other Intangible Assets

There were no changes in the carrying value of goodwill during the three and six months ended June 30, 2012.

Other intangible assets, net, consisted of the following:

	June 30, 2012
	Gross carrying amount	Accumulated amortization	Net intangibles
	(in thousands)
Developed technology	$1,874	$(914)	$960
Tradenames	260	(85)	175
Customer lists and contracts	7,300	(1,087)	6,213

	$9,434	$(2,086)	$7,348

	December 31, 2011
	Gross carrying amount	Accumulated amortization	Net intangibles
	(in thousands)
Developed technology	$4,252	$(3,047)	$1,205
Tradenames	1,606	(1,391)	215
Customer lists and contracts	10,502	(3,756)	6,746

	$16,360	$(8,194)	$8,166

Amortization expense associated with other intangible assets was $0.4 million and $0.8 million for the three and six months ended June 30, 2012, respectively, and $0.1 million and $0.2 million for the three and nine months ended June 30, 2011, respectively.

Minimum future amortization expense for other intangible assets at June 30, 2012 was as follows:

Amortization
(in thousands)
Remainder of fiscal 2012	$817
2013	1,441
2014	1,405
2015	1,033
2016	928
Thereafter	1,724

$7,348

NOTE 6—Commitments and Contingencies

Leases

As of June 30, 2012, the Company leased four facilities under operating lease arrangements. The lease expiration dates range from May 2014 to April 2015. Certain leases contain escalation clauses calling for increased rents. The Company recognizes rent expense on a straight-line basis over the lease period and has recorded deferred rent for the difference between rent payments and rent expense recognized. An additional facility is leased on a month-to-month basis. Rent expense was $0.3 million and $0.6 million for the three and six months ended June 30, 2012, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2011, respectively.

Legal Proceedings

On August 28, 2009, DocMagic, Inc., (“DocMagic”), filed a lawsuit against the Company in the U.S. District Court for the Northern District of California (DocMagic, Inc. v. Ellie Mae, Inc., Case No. 3:09-CV-4017), which is referred to in this report as the Federal Action, alleging that the Company had engaged in monopolization and/or attempted monopolization of an alleged product market composed of “internet portal[s] providing electronic linkages for mortgage loan closing document preparation services,” and that it is subject to liability for related state court claims for intentional interference with contractual relationship, interference with prospective economic advantage and unfair competition. DocMagic’s claims relate to the August 2009 expiration of a September 2006 Electronic Bridge Agreement pursuant to which DocMagic had been a vendor on the Ellie Mae Network. In addition, DocMagic filed a separate lawsuit against Ellie Mae in the Superior Court of California for the City and County of San Francisco (DocMagic, Inc. v. Ellie Mae, Inc., Case No. CGC-09-491986), which is referred to in this report as the State Action, wherein it alleged a related claim of breach of a September 2006 reseller agreement between the parties and also alleged unfair competition. The State Action was later dismissed without prejudice pursuant to an agreement between the parties so that the parties could re-file their state law claims in the Federal Action. DocMagic amended its complaint to include the state claims and also Lanham Act and Copyright Act claims.

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

On March 25, 2011, Industry Access Incorporated filed a patent infringement lawsuit against the Company and another defendant in the U.S. District Court for the Central District of California. The complaint alleges, among other things, that certain aspects of the Company’s Encompass360 loan management software system and related operations infringe a single patent, and seeks declaratory relief and unspecified damages from the defendants, including enhanced damages for willful infringement and reasonable attorneys’ fees. On June, 24, 2011, the Court issued an order requiring plaintiff to serve the complaint on all defendants within three days of the order. On June 28, 2011, plaintiff served the Company with the complaint and the Company filed its answer on August 5, 2011 denying all material allegations of the complaint. On November 18, 2011 the other defendant filed with the United States Patent and Trademark Office (“the PTO”) a request for ex parte reexamination of Industry Access’ US Patent No 7,769,681, which the PTO granted on February 14, 2012. On December 15, 2011, the Company filed a motion to stay the litigation pending the reexamination, which the court granted on February 28, 2012. The Company intends to defend this claim vigorously.

Although as of June 30, 2012, the Company had not been served with the initial complaints, the Company has been named as a co-defendant in three purported class action lawsuits filed in the Missouri Circuit Court in St. Louis County, Missouri. These lawsuits against the Company and various other defendants were filed by (i) David and Lisa Clepper on May 4, 2012 (the “Clepper Matter”), (ii) Russell and Kathleen Klingel and Lee McMurray on May 4, 2012 (the “Klingel Matter”), (iii) Richard and Susan Ryffel on May 25, 2012 (the “Ryffel Matter”) and (iv) Nicole and Kenneth Boegeman on June 27, 2012 (the “Boegeman Matter”), all the plaintiffs of which are being represented by the same law firm. The respective plaintiffs in these lawsuits allege that the Company, among other things, violated Missouri’s Merchandising Practices Act and engaged in the unauthorized practice of law in connection with document preparation services that the Company began offering following the acquisition of certain assets from Online Documents, Inc. in September 2008. The respective plaintiffs seek unspecified damages, injunctive relief, attorney’s fees, other costs and expenses and pre-judgment interest. The plaintiffs in the Clepper Matter and Boegeman Matter voluntarily dismissed the Company without prejudice from the lawsuit on July 12, 2012. The plaintiffs in the Ryffel Matter voluntarily dismissed all the defendants, including the Company, without prejudice from the lawsuit on June 14, 2012. In addition, the Company may be subject to similar claims and legal proceedings in the future.

The Company believes that it has substantial and meritorious defenses in each of these cases and, if these matters are re-filed or similar claims are pursued, the Company intends to defend these claims vigorously. However, neither the outcome of this litigation nor the amount or range of potential damages can be assessed with certainty.

The Company is also subject to various other legal proceedings and claims arising in the ordinary course of business. With respect to these matters and the litigations described above, the Company cannot predict the ultimate outcome of these legal proceedings and the amounts and ranges of potential damages associated with such proceedings cannot be estimated. An unfavorable outcome of these any of litigations could materially adversely affect the Company’s business, financial condition and results of operations.

NOTE 7—Stock Incentive Plans

2011 Equity Incentive Award Plan

Stock Options

The following table summarizes the Company’s stock option activities for the six months ended June 30, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2011	4,246,285	$3.97
Granted	637,500	$11.45
Exercised	(550,562)	$2.31
Forfeited or expired	(122,710)	$6.42

Outstanding at June 30, 2012	4,210,513	$5.25	7.01	$53,679

Ending vested and expected to vest at June 30, 2012	4,043,606	$5.25	6.98	$51,563

Exercisable at June 30, 2012	1,857,693	$3.36	5.09	$27,189

Intrinsic value of an option is the difference between the fair value of the Company’s common stock at the time of exercise and the exercise price to be paid. The aggregate intrinsic value for options outstanding at June 30, 2012 in the table above represents the total intrinsic value, based on the Company’s closing stock price of $18.00 as of June 30, 2012, which would have been received by option holders had all option holders exercised their in-the-money options as of that date.

Following is additional information pertaining to the Company’s stock option activities for the three and six months ended June 30, 2012 and 2011:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands, except per option amounts)
Weighted average fair value per option granted	$7.97	$3.50	$5.82	$3.50
Intrinsic value of options exercised	$450	$308	$2,558	$492
Proceeds received from options exercised	$115	$84	$1,274	$193

As of June 30, 2012, total unrecognized compensation cost related to unvested stock options, adjusted for estimated forfeitures, was $7.0 million and is expected to be recognized over a weighted average period of 3.3 years.

Restricted Stock Units

The fair value of the Company’s Restricted Stock Unit (“RSU”) awards is measured based upon the closing price of its underlying common stock on the New York Stock Exchange as of the grant date. Upon vesting, RSUs convert into an equivalent number of shares of common stock. The following table summarizes the Company’s RSU activity for the six months ended June 30, 2012:

	Number of RSUs	Weighted Average Grant Date Fair Value Per RSU
Outstanding at December 31, 2011	—	$—
Granted	50,000	8.90
Released	(3,125)	8.90
Forfeited or expired	—	—

Outstanding at June 30, 2012	46,875	$8.90

Expected to vest at June 30, 2012	43,538

RSUs that are expected to vest are net of estimated future forfeitures.

As of June 30, 2012, total unrecognized compensation cost related to unvested RSUs, adjusted for estimated forfeitures, was $0.4 million and is expected to be recognized over a weighted average period of 3.7 years.

Employee Stock Purchase Plan

Employee participation in the Employee Stock Purchase Plan (“ESPP”) began in the second quarter of 2011. For the six months ended June 30, 2012, employees purchased 60,254 shares under the ESPP plan for a total of $282,000. As of June 30, 2012, unrecognized compensation cost related to the current ESPP period which ends on August 31, 2012 is approximately $51,000 and is expected to be recognized over two months.

Total stock-based compensation expense recognized by the Company for the three and six months ended June 30, 2012 and 2011 consisted of:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)
Stock-based compensation by type of award:
Stock options	$773	$325	$1,258	$688
ESPP	77	69	99	69
RSUs(1)	28	—	38	—

	$878	$394	$1,395	$757

Stock-based compensation by category of expense:
Cost of revenues	$59	$20	$90	$37
Sales and marketing	100	42	170	109
Research and development	252	54	384	148
General and administrative	467	278	751	463

	$878	$394	$1,395	$757

(1)	There were no outstanding RSUs during 2011.

The Company did not capitalize any stock-based compensation for the three and six months ended June 30, 2012 and 2011 as such amounts were not material.

The fair value of stock options and stock purchase rights granted under the 2011 Plan and the ESPP were estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions during the three and six months ended June 30, 2012:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Stock option plans:
Risk-free interest rate	0.90%	2.00%	1.03%	2.00%
Expected life of options (in years)	5.72	5.67	5.95	5.67
Expected dividend yield	0%	0%	0%	0%
Volatility	57%	54%	56%	54%
Employee Stock Purchase Plan:
Risk-free interest rate	n/a	*	0.15%	*
Expected life of options (in years)	n/a	*	0.50	*
Expected dividend yield	n/a	*	0%	*
Volatility	n/a	*	47%	*

*	Employee participation in the ESPP did not begin until the second quarter of 2011.

Common Stock

The following number of shares of common stock were reserved and available for future issuance at June 30, 2012:

Reserved Shares
Stock Plans	2,596,664
Employee Stock Purchase Plan	767,065

Total	3,363,729

NOTE 8—Income Taxes

The Company computes its provision for income taxes by applying the estimated annual effective tax rate to income from recurring operations and adjusts the provision for discrete tax items recorded in the period. The estimated annual effective tax rate for the six months ended June 30, 2012 and 2011 was 4.6% and 9.5%, respectively. The difference between the statutory rate of 35% and the Company’s estimated annual effective tax rate was primarily due the utilization of federal and state net operating losses and research and development credits not previously benefited.

The Company has established and continues to maintain a full valuation allowance against its deferred tax assets as the Company does not believe that the realization of those assets is more likely than not.

The Company records liabilities related to its uncertain tax positions. Tax positions for the Company and its subsidiaries are subject to income tax audits by multiple tax jurisdictions. The Company believes that it has provided adequate reserves for its income tax uncertainties in all open tax years. The Company has a policy to classify accrued interest and penalties associated with uncertain tax positions together with the related liability, and the expenses incurred related to such accruals are included in the provision for income taxes.

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

Prior to the IPO, certain investors in the Company were also trade customers. Revenues earned from these related parties were $366,000 and $858,000 for the three and six months ended June 30, 2011 and were primarily included in on-demand revenues, respectively. Accounts receivable with respect to these related parties under these arrangements were $341,000 as of December 31, 2011. Amounts due to these related parties were $355,000 as of December 31, 2011. As a result of the IPO and investor divestitures, by December 31, 2011, none of these investors met the definition of a related party.

Director Carl Buccellato served as the chief executive officer of SavingStreet, LLC (formerly New Casa 188, LLC) (“Saving Street”), from May 2008 until February 2012, and owns 32% of the membership interests of SavingStreet. During 2008, the Company entered into a strategic relationship agreement with SavingStreet (which was subsequently amended and restated on June 15, 2010) pursuant to which the Company provided to SavingStreet certain information from borrowers who consented to the distribution of such information, SavingStreet used this borrower information to market certain move-related and home ownership-related products and services and the Company was entitled to receive 20% of SavingStreet’s net income until investors had recouped their initial investment, and then 50% of its net income thereafter. In connection with this transaction, the Company issued to SavingStreet a five-year warrant to purchase up to 133,333 shares of its common stock at an exercise price of $5.94 per share. This warrant may only be exercised at any time after the Company has received an aggregate of $5.0 million pursuant to the agreement and prior to the termination date of the warrant, which is December 31, 2012. In March 2012, the Company terminated its existing agreements and arrangements with SavingStreet. The five-year warrant remains outstanding and unvested as of June 30, 2012 and December 31, 2011 as the performance requirements under the arrangement were not met. There was $0 and $47,000 expenses incurred for services from SavingStreet for the three months ended June 30, 2012 and 2011, respectively and $3,000 and $100,000 for the six months ended June 30, 2012 and 2011, respectively. Amount due to SavingStreet was $11,000 as of December 31, 2011. The Company has no outstanding liabilities due to SavingStreet as of June 30, 2012.

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

The Company is organized primarily on the basis of service lines. The Company re-categorized its revenues beginning with the first quarter of 2012 to on-demand revenues and on-premise revenues to better align with the Company’s strategic plan. Supplemental disclosure of revenues by type is as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)
On-demand revenues	$20,400	$9,624	$38,155	$18,725
On-premise revenues	3,169	1,840	6,320	3,342

	$23,569	$11,464	$44,475	$22,067

NOTE 11—Subsequent Events

On July 3, 2012, the Company sold 3,465,245 shares of its common stock and certain directors and executive officers of the Company (the “Selling Stockholders”) sold an aggregate of 101,638 shares in an underwritten public offering pursuant to the Company’s effective Registration Statement on Form S-3 (Registration No. 333-181980) at a public offering price of $17.00 per share. The Company received the net proceeds from the sale of the shares offered by the Company of approximately $55.7 million, after deducting underwriting discounts and commissions and estimated offering expenses. The Company did not receive any proceeds from the sale of shares offered by the Selling Stockholders.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements relate to future events or our future financial performance. Forward-looking statements may include words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or other wording indicating future results or expectations. Forward-looking statements are subject to risks and uncertainties, and actual events or results may differ materially. Factors that could cause our actual results to differ materially include, but are not limited to, those discussed under “Risk Factors” in this report. We also face risks and uncertainties relating to our business including: our ability to accurately forecast revenues and appropriately plan our expenses; the impact of changes in mortgage interest rates; the volume of mortgages originated by our Encompass users; fluctuations in mortgage lending volume; the number of Encompass users; transaction volume on the Ellie Mae Network; the risk that the anticipated benefits, growth prospects and synergies expected from the Del Mar Datatrac,Inc., or DMD, acquisition may not be fully realized or may take longer to realize than expected; the impact of uncertain domestic and worldwide economic conditions, including the resulting effect on residential mortgage volumes; the effectiveness of our marketing and sales efforts to attract new and retain existing SaaS Encompass users and Ellie Mae Network participants; our ability to enhance the features and functionality of our Encompass software and the Ellie Mae Network; the level of demand for our Encompass Closer document preparation and other services we offer; the timing of the introduction and acceptance of new Ellie Mae Network offerings and new on-demand services; changes in mortgage originator, lender, investor or service provider behavior and any related impact on the residential mortgage industry; interruptions in Ellie Mae Network service, our hosted Encompass software and any related impact on our reputation; our ability to successfully manage our growth and any future acquisitions of businesses, solutions or technologies; the timing of future acquisitions of businesses, solutions or technologies and new product launches; changes in government regulation affecting Ellie Mae Network participants or our business, and potential structural changes in the U.S. residential mortgage industry; our ability to protect the confidential information of our Encompass users, Ellie Mae Network participants and their respective customers; the attraction and retention of qualified employees and key personnel; our ability to protect our intellectual property, including our proprietary Encompass software; our ability to compete effectively in a highly competitive market and adapt to technological changes; our ability to protect our intellectual property, including our proprietary Encompass software; and costs associated with defending intellectual property infringement and other claims. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that arises after the date of this report, or to conform such statements to actual results or changes in our expectations.

This discussion should be read in conjunction with the condensed consolidated financial statements and notes presented in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes in our last filed Annual Report on Form 10-K for the year ended December 31, 2011, or 2011 Form 10-K.

The Company

We provide business automation software for a large segment of the mortgage industry in the United States. Our on-demand software solutions help streamline and automate the process of originating and funding new mortgage loans, increasing efficiency, facilitating regulatory compliance and reducing documentation errors. Mortgage originators use our Encompass software, a comprehensive operating system that handles key business and management functions, in running a mortgage origination business. Mortgage originators use Encompass as a single tool for loan processing, marketing and customer communication, as well as to interact electronically with mortgage lenders, investors and service providers over the Ellie Mae Network. We also offer Encompass users a variety of other on-demand services, including Encompass Closer, which automatically prepares the disclosure and closing documents necessary to fund a mortgage; CenterWise, a bundled offering of electronic document management and websites used for customer relationship management; Encompass Compliance Service, which automatically checks for regulatory compliance throughout the origination process; tax transcript services which provide income verification capability to our customers; and Encompass Product and Pricing Service, which allows Encompass users to compare loans offered by different lenders and investors to determine the best product and price available to a particular borrower.

Our revenues are comprised of on-demand and on-premise revenues. On-demand revenues are revenues generated from software subscriptions we host that customers access through the Internet and revenues from a small number of customers that have opted to self-host a portion of the software but pay fees based on a per closed loan, or success, basis subject to monthly base fees, which we refer to as success-based pricing. On-demand revenues also include software services that are sold transactionally and Ellie Mae Network transaction fees. On-premise revenues generally are revenues generated from customer-hosted software licenses and related implementation (except for customer-hosted success-based pricing revenues included in on-demand revenues described above), training and maintenance services.

A component of our on-demand and on-premise revenues is software revenues which are derived from mortgage originators who either subscribe to SaaS Encompass, our on-demand solution, or license Encompass software for an initial perpetual license fee with annual maintenance, our on-premise solution. Mortgage originators subscribing to SaaS Encompass either pay monthly per-user subscription fees or success-based pricing. In addition, we offer CenterWise software either as a standalone product on a subscription-fee basis or bundled as part of our SaaS Encompass offering. Software services revenues are derived from fees paid by mortgage originators for the Encompass services they order. These services include Encompass Closer, Encompass Compliance Service and Encompass Product and Pricing Services. Lenders, service providers and certain government-sponsored entities using Encompass over the Ellie Mae Network pay us fees when they effect a transaction by sending an electronic service request over the Ellie Mae Network to any lender, service provider or other participant through our network and that request has been accepted.

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

The mortgage industry has undergone significant changes since 2007, largely in response to the hundreds of billions of dollars of loan defaults and massive losses suffered by lenders and investors. Our business strategy has evolved to address recent industry trends, including:

•	lower lending volume;

•	greater focus on operational efficiencies;

•	significant market shift from mortgage brokerages to mortgage lenders;

•	increased quality standards imposed by lenders and investors; and

•	increased regulation

We are responding to these trends as follows:

Lower lending volume. Beginning in late 2009, we focused our marketing and sales efforts on our on-demand SaaS Encompass offering, and particularly our SaaS Encompass success-based pricing model, in contrast to our on-premise license model. In our on-demand SaaS Encompass offering, the customer does not pay the significant up-front licensing fee associated with our license model, which we believe is particularly attractive in the present climate of the residential mortgage origination market. Our SaaS Encompass success-based pricing model builds on this value proposition by aligning the customers’ payments for our software solutions with their own receipts of revenues. SaaS Encompass success-based pricing customers are composed of new Encompass customers and users that have converted from our licensed Encompass software or flat monthly per-user hosted offerings. At June 30, 2012 and December 31, 2011, we had 32,114 and 24,252 Active SaaS Encompass Users, respectively, which are mortgage origination professionals who have used our SaaS Encompass software at least once within the preceding 90 days. SaaS Encompass revenues represented 45%, 43% and 36% of our revenues for the three and six month periods ended June 30, 2012 and year ended December 31, 2011, respectively. We typically generate greater revenues per user through our on-demand SaaS Encompass offering than through our on-premise license offering.

Greater focus on operational efficiencies. Mortgage originators have experienced decreased profitability as a result of reduced mortgage originations. By automating many of the functions of mortgage origination, we enable our users to process quality loans more effectively. This reduces the cost of originating a loan and lowers the risk of buy back from investors of poorly originated or documented loans.

Significant market shift from mortgage brokerages to mortgage lenders. The industry has experienced a significant decline in the number of mortgage brokerages and an increase in the relative importance of mortgage lenders. We focus significant research and development effort on providing Encompass functionality for mortgage lenders. In addition, we have hired sales personnel focused on sales of our solutions to mortgage lenders rather than mortgage brokerages. We believe this shift toward lender users will provide us increased opportunities because mortgage lenders typically use more sophisticated and comprehensive software solutions to run their businesses and use more services and effect more transactions on the Ellie Mae Network.

Increased investor and lender quality standards imposed by lenders and investors. Encompass software is designed to automate and streamline the process of originating mortgages to satisfy increased quality requirements of investors. Relevant features of Encompass software include enabling customers’ management to impose processing rules and formats, milestone and process reminders, automated population of forms with accurate data, accurate and automated transmission of loan files and data from originators to investors and lenders.

Increased regulation. Regulatory reforms that have significantly increased the complexity and importance of regulatory compliance. We offer Encompass Compliance Service, which automatically checks loan files for compliance with the myriad of federal, state and local regulations and alerts users to possible violations of these regulations. In addition, we have a staff of attorneys and work with compliance experts who help assure that documents prepared using our software and processes recommended by Encompass work flow comply with applicable rules and regulations.

On August 15, 2011, we completed the acquisition of DMD, a mortgage lending automation business. The acquisition was to expand the client base and gain market share.

Operating Metrics

Revenue per Average Active Encompass User and SaaS Encompass Revenue per Average Active SaaS Encompass User are key operational metrics we use to evaluate our business, determine allocation of our resources and make decisions regarding corporate strategy. The Revenue per Average Active Encompass User metric is calculated by dividing total revenues by Average Active Encompass Users during the period. The SaaS Encompass Revenue per Average Active SaaS Encompass User metric is calculated by dividing total SaaS Encompass Revenues by Average Active SaaS Encompass Users during the period. We focus on these metrics to determine our success in leveraging our user base to increase our revenues. We track Active Encompass Users and Active SaaS Encompass Users as well as related revenues generated by each group at the end of a period to gauge the degree of our market penetration.

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

The following table shows these operating metrics as of and for the three and six months ended June 30, 2012 and 2011:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues (in thousands):
Total revenues	$23,569	$11,464	$44,475	$22,067
Total SaaS Encompass revenues	$10,713	$3,686	$19,091	$7,222
Users at end of period:
Active Encompass users	62,487	50,637	62,487	50,637
Active SaaS Encompass users	32,114	18,587	32,114	18,587
Active SaaS Encompass users as a percentage of active Encompass users	51%	37%	51%	37%
Average users during period:
Active Encompass users	61,394	50,610	59,167	50,822
Active SaaS Encompass users	31,171	17,394	29,349	16,703
Active SaaS Encompass users as a percentage of active Encompass users	51%	34%	50%	33%
Revenue per average user during period:
Revenue per average active Encompass user	$384	$227	$752	$434
SaaS Encompass revenue per average active SaaS Encompass user	$344	$212	$650	$432

Source of Revenues

We generate revenue primarily from transaction-based fees and fees for software and related services. We re-categorized our revenues beginning with the first quarter of 2012 to better align with our strategic plan. Accordingly, our revenues are now described as on-demand and on-premise revenues. Sales taxes assessed by governmental authorities are excluded from revenue.

On-demand Revenues

Our revenues are comprised of on-demand and on-premise revenues. On-demand revenues are revenues generated from software subscriptions we host that customers access through the Internet and revenues from customers that have opted to self-host a portion of the software but pay fees based on a per closed loan, or success, basis subject to monthly base fees, which we refer to as success-based pricing. On-demand revenues also include software services that are sold transactionally and Ellie Mae Network transaction fees.

In general, we recognize revenue for monthly subscription fees, including monthly base fees, on a straight-line basis over the contractual subscription period commencing on the date the services are made available to the customer. Additional amounts arising from closed loans are recognized when the loans close or in the subsequent month when revenue recognition criteria are met. Transaction revenues are recognized when there is evidence that the qualifying transactions have occurred on the Ellie Mae Network and collection of the resulting receivable is reasonably assured. In general, upfront non-refundable fees received at the inception of an arrangement are deferred and recognized over the longer of the contractual term or the estimated customer relationship period.

On-premise Revenues

On-premise revenues are revenues generated from customer-hosted software licenses and related implementation (except for customer-hosted success-based pricing revenues included in on-demand revenues described above), training and maintenance services.

Revenue from the sale of software licenses is recognized in the month in which the required revenue recognition criteria are met, generally in the month in which the software is delivered. Maintenance revenues are recognized ratably over the period of the contract.

Cost of Revenues and Operating Expense

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

General and Administrative

Our general and administrative expenses consist primarily of: salaries and benefits, including stock-based compensation, for employees involved in finance, accounting, human resources, administrative and legal roles; consulting, legal, accounting and other professional services by third-party providers; and allocated facilities costs. We expect general and administrative expenses to continue to increase in absolute dollars due to costs associated with being a public company and investing in the growth of our business.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income earned on our cash accounts and notes receivables, net of interest expense paid on imputed interest related to the DMD acquisition holdback payments, and equipment and software leases.

Income Taxes

On a quarterly basis, we evaluate our expected income tax expense or benefit based on our year-to-date operations, and we record an adjustment in the current quarter. The net tax provision is the result of the mix of profits earned by us and our subsidiaries in tax jurisdictions with a broad range of income tax rates. We are required to estimate deferred tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities measured using the enacted tax rates that will be in effect when the differences are expected to reverse. In general, deferred tax assets represent future tax benefits to be received when certain expenses previously recognized in our consolidated statements of operations become deductible expenses under applicable income tax laws or loss or credit carry forwards are utilized. Accordingly, realization of our deferred tax assets is dependent on future taxable income against which these deductions, losses and credits can be utilized. We use management judgment to assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not more likely than not, we must establish a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

Critical Accounting Policies and Estimates

Management believes that there have been no material changes during the three and six months ended June 30, 2012 to our critical accounting policies and estimates previously disclosed in our 2011 Form 10-K.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Revenues	$23,569	$11,464	$44,475	$22,067
Cost of revenues (1)	5,283	3,512	10,540	6,875

Gross profit	18,286	7,952	33,935	15,192

Operating expenses:
Sales and marketing (1)	4,232	2,497	8,232	4,948
Research and development (1)	4,299	2,606	8,432	5,410
General and administrative (1)	4,496	2,922	8,172	5,727

	13,027	8,025	24,836	16,085

Income (loss) from operations	5,259	(73)	9,099	(893)
Other income (expense), net	(18)	47	(38)	79

Income (loss) before income taxes	5,241	(26)	9,061	(814)
Income tax provision	242	14	420	25

Net income (loss)	$4,999	$(40)	$8,641	$(839)

(1) Stock-based compensation included in the above line items:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Cost of revenues	$59	$20	$90	$37
Sales and marketing	100	42	170	109
Research and development	252	54	384	148
General and administrative	467	278	751	463

	$878	$394	$1,395	$757

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	22.4	30.6	23.7	31.2

Gross margin	77.6	69.4	76.3	68.8
Operating expenses:
Sales and marketing	18.0	21.8	18.5	22.4
Research and development	18.2	22.7	19.0	24.5
General and administrative	19.1	25.5	18.4	26.0

	55.3	70.0	55.9	72.9

Income (loss) from operations	22.3	(0.6)	20.4	(4.1)
Other income (expense), net	(0.1)	0.4	(0.1)	0.4

Income (loss) before income taxes	22.2	(0.2)	20.3	(3.7)
Income tax provision	1.0	0.1	0.9	0.1

Net income (loss)	21.2%	(0.3)%	19.4%	(3.8)%

Comparison of the Three and Six Months Ended June 30, 2012 and 2011

Revenues

The following table sets forth our revenues by type for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(dollar in thousands)
Revenue by type:
On-demand	$20,400	$9,624	$38,155	$18,725
On-premise	3,169	1,840	6,320	3,342

Total	$23,569	$11,464	$44,475	$22,067

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenue by type:
On-demand	86.6%	83.9%	85.8%	84.9%
On-premise	13.4	16.1	14.2	15.1

Total	100.0%	100.0%	100.0%	100.0%

Total revenues increased $12.1 million, or 105.6%, for the three months ended June 30, 2012 as compared to the same period of 2011. This increase was primarily due to a $10.8 million increase in on-demand revenues, comprised of a $7.0 million increase in success-based pricing revenues due to the continued adoption of and our continued marketing focus on our success-based pricing model as well as an increase in origination volume, a $1.1 million increase in vendor transaction revenues due to increased network usage and a greater number of users, a $0.6 million increase in document preparation revenues due to increased usage by our customers as well as a greater number of users, a $0.7 million increase in our tax transcript services that we began offering in the first quarter of 2011, a $0.6 million increase in compliance services due to increased usage by our customer base, a $0.3 million increase in appraisal and title services due to increased usage and a $0.4 million increase in other transaction revenues. On-premise revenues increased by $1.3 million due to DMD license and maintenance revenues, which we acquired in August 2011.

Total revenues increased $22.4 million, or 101.5%, for the six months ended June 30, 2012 as compared to the same period of 2011. This increase was primarily due to a $19.4 million increase in on-demand revenues, comprised of a $12.0 million increase in success-based pricing revenues due to the continued adoption of and our continued marketing focus on our success-based pricing model as well as an increase in origination volume, a $2.5 million increase in vendor transaction revenues due to increased network usage and a greater number of users, a $1.3 million increase in document preparation revenues due to increased usage by our customers as well as a greater number of users, a $1.3 million increase in our tax transcript services that we began offering in the first quarter of 2011, a $1.1 million increase in compliance services due to increased usage by our customer base, a $0.6 million increase in appraisal and title services due to increased usage and a $0.6 million increase in other transaction revenues. On-premise revenues increased by $3.0 million due to DMD license and maintenance revenues, which we acquired in August 2011.

The number of Active Encompass Users increased by 23.4% to 62,487 users at June 30, 2012 from 50,637 users at June 30, 2011, primarily due to new customers adopting our SaaS Encompass success-based pricing offering. The number of Active SaaS Encompass Users increased by 72.8% to 32,114 users at June 30, 2012 from 18,587 users at June 30, 2011 due to the addition of new customers as well as the transition of licensed users to our SaaS Encompass success-based pricing offering. SaaS Encompass Revenue per Average Active SaaS User increased by 50.5% for the six months ended June 30, 2012 compared to same period of 2011 due to an increase in the number of closed loans per Active SaaS User as well as the continued movement of users to our success-based pricing model, which offers higher revenue per user compared to our traditional license model.

Gross Profit

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(dollar in thousands)
Gross profit	$18,286	$7,952	$33,935	$15,192
Gross margin	77.6%	69.4%	76.3%	68.8%

Gross profit and gross margin percentage increased by $10.3 million and 8.2 percentage points, respectively, in the three months ended June 30, 2012 as compared to the same period of 2011 as revenues increased by $12.1 million and cost of revenues increased by $1.8 million. Cost of revenues increased primarily due to a $0.7 million increase in third-party royalty expenses to support the increased revenues, a $0.8 million increase in salaries and employee benefits from increased professional services and customer support headcount as well as the increase in headcount in hiring former DMD employees following the DMD acquisition in August 2011, and a $0.2 million increase in depreciation expense due to property and equipment additions. The increase in cost of revenues was offset by the capitalization of $0.5 million in compensation costs associated with data center improvements. The increase in the gross profit percentage during the quarter is primarily a result of our ability to utilize existing infrastructure to accommodate revenue growth and the fixed nature of certain costs such as intangible amortization.

Gross profit and gross margin percentage increased by $18.7 million and 7.5 percentage points, respectively, in the six months ended June 30, 2012 as compared to the same period of 2011 as revenues increased by $22.4 million and cost of revenues increased by $3.7 million. Cost of revenues increased primarily due to a $1.4 million increase in third-party royalty expenses to support the increased revenues, a $1.4 million increase in salaries and employee benefits from increased professional services and customer support headcount as well as the increase in headcount in hiring former DMD employees following the DMD acquisition in August 2011, a $0.3 million increase in consulting costs associated with improvements to our data center operations and a $0.4 million increase in depreciation expense due to property and equipment additions. The increase in cost of revenues was partially offset by the capitalization of $0.5 million in compensation costs associated with data center improvements. The increase in the gross profit percentage during the period is primarily a result of our ability to utilize existing infrastructure to accommodate revenue growth and the fixed nature of certain costs such as intangible amortization.

Sales and Marketing

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(dollar in thousands)
Sales and marketing	$4,232	$2,497	$8,232	$4,948
Sales and marketing as % of revenues	18.0%	21.8%	18.5%	22.4%

Sales and marketing expenses increased by $1.7 million, or 69.5%, in the three months ended June 30, 2012 as compared to the same period of 2011. This increase was primarily due to a $0.7 million increase in salaries and employee benefits due to additional headcount from the hiring of former DMD employees, a $0.4 million increase in commissions commensurate with the increase in revenues, a $0.2 million increase in amortization of acquired intangible assets related to the DMD acquisition and a $0.2 million increase due to the increased level of sales and marketing activities quarter over quarter.

Sales and marketing expenses increased by $3.3 million, or 66.4%, in the six months ended June 30, 2012 as compared to the same period of 2011. This increase was primarily due to a $1.5 million increase in salaries and employee benefits due to additional headcount from the hiring of former DMD employees, a $0.8 million increase in commissions commensurate with the increase in revenues, a $0.5 million increase in amortization of acquired intangible assets related to the DMD acquisition and a $0.5 million increase due to the increased level of sales and marketing activities in the first half of 2012 as compared to the prior-year period.

Research and Development

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(dollar in thousands)
Research and development	$4,299	$2,606	$8,432	$5,410
Research and development as % of revenues	18.2%	22.7%	19.0%	24.5%

Research and development expenses increased by $1.7 million, or 65.0%, in the three months ended June 30, 2012 compared to the same period of 2011. The increase was primarily due to a $1.3 million increase in salary and employee benefits due to increased headcount as well as additional headcount from the addition of former DMD employees and a $0.3 million increase in the use of consultants.

Research and development expenses increased by $3.0 million, or 55.9%, in the six months ended June 30, 2012 compared to the same period of 2011. The increase was primarily due to a $2.4 million increase in salary and employee benefits due to increased headcount as well as additional headcount from the addition of former DMD employees and a $0.5 million increase in the use of consultants.

General and Administrative

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(dollar in thousands)
General and administrative	$4,496	$2,922	$8,172	$5,727
General and administrative as % of revenues	19.1%	25.5%	18.4%	26.0%

General and administrative expenses increased by $1.6 million, or 53.9%, in the three months ended June 30, 2012 as compared to the same period of 2011. This increase was primarily due to a $1.1 million increase in salaries and other employee benefits due to an increase in headcount, which included the hiring of former DMD employees, and a $0.3 million increase in hardware and software expenses associated with infrastructure upgrades. The increases were offset by a $0.2 million decrease in bad debt expenses resulting from the movement of our clientele from mortgage brokerages to mortgage lenders and improvement in the economy and a $0.2 million decrease in accounting and legal fees.

General and administrative expenses increased by $2.4 million, or 42.7%, in the six months ended June 30, 2012 as compared to the same period of 2011. This increase was primarily due to a $1.6 million increase in salaries and other employee benefits due to an increase in headcount, which included the hiring of former DMD employees, a $0.4 million increase in hardware and software expenses associated with infrastructure upgrades, and a $0.2 million increase in depreciation expense. The increases were offset by a $0.3 million decrease in bad debt expenses resulting from the movement of our clientele from mortgage brokerages to mortgage lenders and improvement in the economy.

Other (Expense) Income, Net

Other income (expense), net includes imputed interest expense related to the DMD acquisition holdback liability and interest income from notes receivable and investments. The amounts were nominal in the three and six months ended June 30, 2012 and 2011.

Income Taxes

Provision for income taxes was $0.2 million and $14,000 for the three months ended June 30, 2012 and 2011, respectively. Provision for income taxes was $0.4 million and $25,000 for the six months ended June 30, 2012 and 2011, respectively. Income tax expense consists primarily of the U.S. federal alternative minimum tax and state income taxes. The increase in income tax for the three and six month periods ended June 30, 2012 was due to higher taxable income as compared to the same periods last year. As of June 30, 2012, we do not believe that deferred tax assets are realizable on a more-likely-than-not basis; therefore, the deferred tax assets have been fully offset by a valuation allowance.

Liquidity and Capital Resources

As of June 30, 2012, we had cash, cash equivalents and short-term investments of $33.8 million. Cash and cash equivalents consist of cash and money market accounts. Short-term investments consist of U.S. government agency securities.

On July 3, 2012 we completed an underwritten public offering of 3,566,833 shares of common stock at a public offering price of $17.00 per share, which consisted of 3,465,245 newly issued shares sold by us and 101,638 shares sold by certain of our directors and executive officers. We received aggregate net proceeds of approximately $55.7 million, after deducting the underwriting discounts and commissions and estimated offering expenses. We did not receive any proceeds from the sale of shares offered by the selling stockholders.

We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund capital expenditures, operating expenses and other cash requirements for at least the next 12 months. We may enter into acquisitions in the future, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

The following table sets forth our statement of cash flows data for the periods presented:

	Six months ended June 30,		Net
	2012	2011	Change
	(in thousands)
Net cash provided by operating activities	$10,213	$695	$9,518
Net cash used in investing activities	4,820	3,790	1,030
Net cash provided by financing activities	1,799	23,883	(22,084)
Purchases of property and equipment	3,845	2,882	963
Depreciation and amortization	1,362	838	524

Operating Activities

Consistent with prior periods, cash provided by operating activities has historically been affected by net income (loss) adjusted for add-backs of non-cash expense items such as depreciation and amortization, and the expense associated with stock-based awards. Specifically, stock-based compensation expense increased by $0.6 million for the six months ended June 30, 2012 as compared to the same period of 2011. This increase resulted from new grants and the increased market price per share of our common stock, offset in part by reductions from fully vested, fully amortized stock options, which no longer impact expense in 2012. Additionally, depreciation and amortization expense increased by $0.5 million primarily due to purchases of property and equipment for our data center and amortization of other intangible assets increased by $0.6 million primarily due to the acquisition of DMD. These increases were offset by the decrease in the provision for uncollectible accounts receivable of $0.3 million.

Additionally, cash provided by operating activities is affected by changes in operating assets and liabilities, which resulted in a net decrease of $1.4 million to operating cash flows in the six months ended June 30, 2012 as compared to the same period in 2011. Our net accounts receivable balance fluctuates from period to period, depending on the timing of sales and billing activity, cash collections and changes to our allowance for doubtful accounts. The change in prepaid expenses was due to the timing of the payment for insurance renewals, computer software licenses and computer equipment maintenance contracts as well as payments for prepaid maintenance related to computer hardware purchased for our data centers. The change in accounts payable and accrued and other liabilities was due to the timing of additional liabilities and payments in general, and does not reflect any significant change in the nature of accrued liabilities.

Investing Activities

Cash used in investing activities of $4.8 million for the first six month of 2012 was the result of $1.0 million in net purchases of short-term investments and $3.8 million for purchases of property and equipment mainly for our data centers.

Cash used in investing activities of $3.8 million for the first six month of 2011 was the result of $2.9 million for purchases of property and equipment primarily related to computer equipment to support the growth of our business and to enhance our disaster recovery solution and $1.0 million for the acquisition of Mortgage Pricing System, LLC or MPS.

Financing Activities

Cash provided by financing activities of $1.8 million for the first six month of 2012 was primarily from the proceeds of stock options exercise by our employees.

Cash provided by financing activities of $23.9 million for the first six month of 2011 consisted of $23.7 million proceeds from initial public offering net of issuance costs, $0.3 million in proceeds from the exercise of stock options by our employees and directors, partially offset by $0.1 million in payments on our capital lease obligations.

Off Balance Sheet Arrangements

As of June 30, 2012, operating leases were the only financing arrangements not reported on our condensed consolidated financial statements.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risks and inflation.

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

ITEM 4—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

For a description of the material legal proceedings, please see Note 6 of the Notes to Condensed Consolidated Financial Statements.

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

As a result of the extreme turmoil in the mortgage industry and general economy that began in 2007, many mortgage originators, especially mortgage brokers, and other mortgage industry participants have gone out of business. In addition, those industry participants that continue in business face increased operating and regulatory challenges. Conditions that negatively impact our Encompass users or Ellie Mae Network participants have had a significant adverse effect on our business. For example, the number of active Encompass users has declined 20% from approximately 79,000 at December 31, 2006 to approximately 63,000 at June 30, 2012. During this period, the population of mortgage origination professionals who are the potential users of our Encompass software have dropped 46% from approximately 495,000 at December 31, 20061 to approximately 266,500 at May 31, 2012.2 If conditions in the mortgage industry were to deteriorate further, our business would be materially adversely affected.

Mortgage lending volume is expected to be lower in 2013 than it was in 2011 and projected to be in 2012 due to various economic factors, including the anticipated increase in mortgage interest rates, which could adversely affect our business.

Mortgage lending volume is expected to be lower in 2013 than it was in 2011 and is projected to be in 2012 due to various economic factors. Factors that adversely impact mortgage lending volumes include increasing mortgage interest rates, reduced consumer and investor demand for mortgages, more stringent underwriting guidelines, decreased liquidity in the secondary mortgage market, high levels of unemployment, high levels of consumer debt, lower consumer confidence, changes in tax and other regulatory policies and other macroeconomic factors.

In addition, mortgage interest rates are currently near historic lows and many economists predict that mortgage interest rates will inevitably rise, most probably beginning in the latter half of 2012. Mortgage interest rates are influenced by a number of factors, particularly monetary policy. The Federal Reserve Bank may raise the Federal funds rate, which would likely cause mortgage interest rates to rise. Increases in mortgage interest rates could reduce the volume of new mortgages originated, in particular the volume of mortgage refinancings. For example, the increase in mortgage interest rates in the second half of 2009 contributed to a significant decline in our revenues from transactions through the Ellie Mae Network and the services we provide.

The expected lower levels in residential mortgage loan volume in 2013 as compared to 2011 and projected 2012 levels and the expected lower levels in the second half of 2012 compared to the first half of the year will require us to increase our user base and/or our revenues per loan processed by our customers in order to maintain our financial performance. Any additional decrease in residential mortgage volumes would heighten our need to increase our revenues. We cannot guarantee we will be successful in these efforts, which could materially adversely affect our business.

Our future performance will be highly dependent on our ability to continue to attract Encompass SaaS customers and, to a lesser extent, to grow revenues from new Ellie Mae Network offerings and new on-demand services.

Mortgage loan volume is expected to be lower in 2013 than it was in 2011 and is projected to be in 2012 and lower in the second half of 2012 than the first half of the year. To maintain or increase our revenues, we must increase the percentage of our software users who choose our on-demand Encompass SaaS offering, from which we generate greater revenues than

[1]	Bureau of Labor Statistics, Mortgage Employment Statistics, February 2007.
[2]	Bureau of Labor Statistics, Mortgage Employment Statistics, July 2012.

from our on-premise license offering. We believe that recent increases in the number of Encompass SaaS customers were driven by our success-based pricing strategy. Some of our past initiatives were successful initially but not over the long term. We cannot guarantee our success-based pricing strategy will continue to be successful. If it is not successful, or if we are unable to identify an alternate strategy and successfully increase the number of Encompass SaaS customers, we may be materially adversely affected.

We must also increase use of our Ellie Mae Network offerings and our other services, such as our Total Quality Loan (“TQL”) initiative, Encompass Compliance Services and Encompass Closer services. We only introduced certain Ellie Mae Network offerings in the fourth quarter of 2009 and our Encompass Compliance Service in the first quarter of 2010. In addition, we introduced our TQL initiative in the fourth quarter of 2011, and we currently have two investor customers. We cannot guarantee these Ellie Mae Network and other service offerings will achieve market acceptance and be successful. In the event these efforts are not successful, our business and growth prospects would be adversely affected.

If we fail to increase the number of Encompass users and other Ellie Mae Network participants or retain existing users and participants, our business may be harmed.

Our growth depends in large part on increasing the number of Encompass users and other Ellie Mae Network participants. To attract mega lenders and service providers to the Ellie Mae Network, we must convince them that the utility of, and access to mortgage originators on, the Ellie Mae Network is worth making payments to us for transactions effected through the network by Encompass users. To grow our base of Encompass users, we must continue to enhance the features and functionality of our Encompass software, convince mortgage lenders of the benefits of our software solution and the Ellie Mae Network and encourage them to switch from competing loan origination software products or to forego using traditional mortgage origination methods, including paper, facsimile, courier, mail and e-mail. Due to the fragmented nature of the mortgage industry, many mortgage industry participants may not be familiar with our Encompass solutions and the benefits of the Ellie Mae Network. We cannot guarantee we will be successful in attracting new Encompass users and other Ellie Mae Network participants and if we are unsuccessful in these efforts our business may be harmed.

Additionally, existing Encompass users and other Ellie Mae Network participants may decide not to continue to use our solutions for financial or other reasons. We have agreements in place with various third-party lenders, service providers and investors to facilitate integration between their businesses and the Ellie Mae Network. Most of these are not long term contracts or are subject to termination rights. An unexpected termination, or a failure to renew, of a significant number of our agreements or relationships with third-party lenders, service providers or investors could have an adverse effect on our business.

The success of our business depends both on the continuation of the trend toward electronic processing of mortgages and our ability to increase the use of the Ellie Mae Network to order settlement services.

In order to grow our business, we must expand the use of settlement services on, and increase the number of transactions effected through, the Ellie Mae Network. Our Encompass users currently employ the Ellie Mae Network to order on average only five out of the approximately twelve services generally ordered per loan file, typically including ordering credit and flood reports and accessing the automatic underwriting systems of Fannie Mae and Freddie Mac. This limited use is in part due to the fact that many providers of other settlement services, such as title reports and appraisals, do not provide electronic solutions that are superior to traditional processes. Increasing the number of transactions ordered through the Ellie Mae Network depends in large part on our ability to educate providers of settlement services of the benefits of electronic origination and network participation and our ability to encourage providers of settlement services to deliver their services electronically through the Ellie Mae Network in a manner that is attractive to mortgage professionals. If our future sales and marketing efforts are not successful in educating and encouraging additional mortgage originators and providers of settlement services to change their current business practices and adopt electronic mortgage origination and electronic delivery practices, our business may be adversely affected.

A continuation of the shift in residential mortgage volume to the retail channels of mega lenders would adversely affect our business opportunities.

Due in part to the turmoil in the mortgage industry, the percentage of the national volume of residential mortgages in the United States that were funded directly through the retail channels of mega lenders increased from 34% in 2006 to 46% in the first quarter of 2012.3 We market our Encompass software to mortgage lenders and mortgage brokers but not to mega lenders as they generally have their own proprietary loan origination software. If the shift towards mega lenders continues, our business and growth prospects would be materially adversely affected.

[3]	Inside Mortgage Finance, May 25, 2012, p.3, Correspondent Activity Still Key Component in Early 2012 Originations Despite Increased Focus on Retail. Copyright 2012.

We expect a number of factors to cause our operating results to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.

Our revenues and operating results have in the past varied and could in the future vary significantly from quarter-to-quarter and year-to-year because of a variety of factors, many of which are outside our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. In addition to other risk factors discussed in this section, factors that may contribute to the variability of our quarterly and annual results include:

•	fluctuations in mortgage lending volume;

•	the number of Encompass users;

•	the volume of mortgages originated by our Encompass users, especially users on our success-based pricing model;

•	transaction volume on the Ellie Mae Network;

•	the level of demand for our Encompass Closer document preparation and other services we offer;

•	the timing of the introduction and acceptance of Ellie Mae Network offerings and new on-demand services;

•	costs associated with defending intellectual property infringement and other claims; and

•	changes in government regulation affecting Ellie Mae Network participants or our business.

Because of these and other factors, our future results may not reach our internal projections. In addition, our operating results in future periods may not meet the expectations of investors or public market analysts who follow our company, which could cause our stock price to decline rapidly and significantly. The results of any prior quarterly or annual periods should not be relied upon as indications of our future operating performance.

System interruptions that impair access to the Ellie Mae Network or our on-demand hosted Encompass software could damage our reputation and brand and substantially harm our business.

The satisfactory performance, reliability and availability of the Ellie Mae Network, our on-demand hosted Encompass software, our website and our network infrastructure are critical to our reputation and our ability to attract and retain Ellie Mae Network participants and Encompass software users. Any systems interruption that results in the unavailability of our network or our Encompass software or impairs access to Ellie Mae Network participants connected to our network could result in negative publicity, damage our reputation and brand, and hinder our ability to enroll new customers and cause us to lose current customers, all of which could cause our business and operating results to suffer.

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

Changes to existing laws or regulations or adoption of new laws or regulations relating to the residential mortgage industry could require us to incur significant costs to update our products and services. For example, our Encompass Compliance Service analyzes mortgage loan data for compliance with consumer protection laws and institutionally mandated compliance policies and must continually be updated to incorporate changes to such laws and policies. Additionally, we substantially updated our Encompass software in 2009 to reflect the changes to the Real Estate Settlement Procedures Act of 1974, as amended, or RESPA, that went into effect on January 1, 2010. The Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, has caused and will continue to cause us to make similar updates to our Encompass software to address, among other things, regulations that protect consumers against unfair, deceptive and abusive practices by lenders. These updates have caused us to incur significant expense, and future updates will likely similarly cause us to incur significant expense.

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

Fannie Mae and Freddie Mac play a very important role in providing liquidity, stability and affordability in the current U.S. residential mortgage market. In particular, they participate in the secondary mortgage market by purchasing mortgage loans and mortgage-related securities for investment and by issuing guaranteed mortgage-related securities. In February 2011, the Obama administration delivered a report to Congress which proposed the winding down of Fannie Mae and Freddie Mac and shrinking the federal government’s role in the housing market. This proposal includes the withdrawal of government insurance currently available on certain residential loans and increasing the down payment requirements for borrowers, both of which could reduce mortgage lending volume. In February 2012, the Federal Housing Finance Agency sent Congress a strategic plan to wind down Fannie Mae and Freddie Mac over the next several years. This proposal includes building a new infrastructure for the secondary mortgage market, continuing to shrink Fannie Mae’s and Freddie Mac’s operations by eliminating the direct funding of mortgages and shifting mortgage credit risk to private investors, and maintaining foreclosure prevention activities and credit availability. The effects of these proposals or any significant structural change to the U.S. residential mortgage industry, if implemented, would cause significant disruption to the mortgage market. If we are unable to react effectively and quickly to changes in the residential mortgage industry, our business could be harmed.

We may be limited in the way in which we market our business or generate revenue by U.S. federal law prohibiting referral fees in real estate transactions; if we are found to be in violation of such laws we would be subject to significant liability.

RESPA generally prohibits the payment or receipt of fees or any other thing of value for the referral of business related to a residential real estate settlement service and prohibits fee shares or splits or unearned fees in connection with the provision of such services. Our Encompass software and services and the Ellie Mae Network were designed with payment methods that are not currently prohibited by the restrictions under RESPA. Nonetheless, RESPA may restrict our ability to enter into marketing and distribution arrangements with third parties for existing or newly developed products and services, particularly to the extent that such arrangements may be characterized as involving payments for the referral of residential real estate settlement service business. Additionally, any amendments to RESPA or court opinions interpreting the provisions of RESPA that result in restrictions on our current payment methods, or any determination that our payment methods have been and currently are subject to the restrictions under RESPA, could have a material adverse effect on our business. if we were found to be in violation of RESPA rules, we would be exposed to significant potential liability that could have a material adverse effect on our reputation and business.

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

The mortgage origination software market is highly competitive. There are many software providers, such as Calyx Technology, Inc., Byte Software Inc., PCLender.com and Harland Financial Solutions, that compete with us by offering loan origination software to mortgage originators. Some software providers, including Calyx Technology, Inc., also provide connectivity between their software users and lenders and service providers. Other connectivity alternatives are provided by vendors such as MGIC Investment Corporation and RealEC Technologies. We also compete with compliance and document preparation service providers that are much larger and more established than us. There is vigorous competition among providers of these services and we may not succeed in convincing potential customers, using other services to switch to ours. Many service providers connect directly to mortgage originators without using any loan origination software. Some of our competitors also offer services on a closed loan basis, which could adversely impact the effectiveness of our success-based pricing strategy for increasing the number of SaaS Encompass customers. If we are unsuccessful in competing effectively by providing attractive functionality, customer service or value, we could lose existing Encompass users to our competitors and our ability to attract new Encompass users could be harmed.

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

The Ellie Mae Network is only available to mortgage originators using Encompass software. The principal alternative to the use of the Ellie Mae Network by Encompass users remains traditional methods of exchanging data and documents among mortgage industry participants by e-mail, facsimile, phone, courier and mail. In addition, mortgage originators use standalone web browsers to go individually to each investor, lender or service provider’s website and then manually upload loan data or enter information into the website. Mortgage originators may continue to use these methods due to habit, personal business relationships or otherwise. The success of the Ellie Mae Network depends on our ability to achieve and offer access to both the critical mass of investors, lenders and service providers necessary to attract and retain mortgage originators using our Encompass software on the Ellie Mae Network and the critical mass of active mortgage originators necessary to attract and retain investors, lenders and service providers on our network.

Many of our actual and potential competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we do and, as a result, these companies may be able to respond more quickly to changes in regulations, new technologies or customer demands, or devote greater resources to the development, promotion and sale of their software and services than we can. In addition, we may face increased competition as a result of continuing industry consolidation, such as Davis + Henderson Corporation’s acquisition of Mortgagebot LLC in April 2011 and Avista Solutions, Inc. in May 2012 and Lender Processing Services, Inc.’s acquisition of PCLender.com, Inc. in March 2011. We expect the mortgage origination market to continue to attract new competitors and there can be no assurance that we will be able to compete successfully against current or future competitors, or that competitive pressures we face will not materially adversely affect our business.

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

We must continue to enhance the features and functionality of our Encompass software and the Ellie Mae Network. The effective performance, reliability and availability of our Encompass software and the Ellie Mae Network infrastructure are critical to our reputation and our ability to attract and retain Encompass users and Ellie Mae Network participants. If we do not continue to make investments in product development and, as a result, or due to other reasons, fail to attract new and retain existing mortgage originators, lenders, investors and service providers, we may lose existing Ellie Mae Network participants, which could significantly decrease the value of the Ellie Mae Network to all participants and materially adversely affect our business.

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

Other parties have asserted, and may in the future assert, that we have infringed their intellectual property rights. For example, on March 25, 2011, we were named a defendant in a patent infringement lawsuit filed by Industry Access Incorporated alleging that our Encompass360 loan management software system and related operations infringes a single patent. In addition, we generally agree to indemnify our customers against legal claims that our software products infringe intellectual property rights of third parties and, in the event of an infringement, to modify or replace the infringing product or, if those options are not reasonably possible, to refund the cost of the software, as pro-rated over a period of years. We cannot predict whether assertions of third-party intellectual property rights or claims arising from such assertions will substantially harm our business and operating results. If we are forced to defend against any infringement claims, whether they are with or without merit or are determined in our favor, we may face costly litigation and diversion of technical and management personnel. Furthermore, an adverse outcome of a dispute may require us to: pay damages, potentially including treble damages and attorneys’ fees if the infringement were found to be willful; cease providing solutions that allegedly incorporate the intellectual property of others; expend additional development resources to redesign or reengineer our solutions and products, if feasible; and enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies. We cannot be certain of the outcome of any litigation. Any royalty or licensing agreement, if required, may not be available to us on acceptable terms or at all. Our failure to obtain the necessary licenses or other rights could prevent the sale or distribution of some of our products and services and, therefore, could have a material adverse effect on our business.

Current or future litigation could substantially harm our business.

We have been and continue to be involved in legal proceedings, claims and other litigation. For example, we are currently a defendant in litigation initiated by DocMagic, Inc., which alleges, among other claims, that we had engaged in monopolization and/or attempted monopolization, intentional interference with contractual relationship, interference with prospective economic advantage, unfair competition and breach of contract. In addition, we are currently involved in defending against a patent infringement lawsuit against us and one other party filed by Industry Access Incorporated.

In July 2012, we were named as a co-defendant in a purported class action matter filed in the Missouri Circuit Court in St. Louis County, Missouri in which the plaintiffs allege that we, among other things, violated Missouri’s Merchandising Practices Act and engaged in the unauthorized practice of law in connection with document preparation services that we began offering following our acquisition of certain assets from Online Documents, Inc. in September 2008. The plaintiffs seek unspecified damages, injunctive relief, attorney’s fees, other costs and expenses and pre-judgment interest. Although we have not been served with the complaint in any of these matters, two of which as of July 12, 2012, the plaintiffs had voluntarily dismissed without prejudice, we believe that we have substantial and meritorious defenses in these cases and we intend to defend these claims vigorously. However, neither the outcome of this litigation nor the amount and range of potential damages can be assessed with certainty. In addition, we may be subject to similar claims and legal proceedings in the future. For more on legal proceedings, see Note 6 of the Notes to Condensed Consolidated Financial Statements.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended, and beginning with our Annual Report on Form 10-K for the year ending December 31, 2012, our management will be required to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. We are currently in the process of reviewing, documenting and testing our internal control over financial reporting. We may encounter problems or delays in completing the implementation of any changes necessary to make a favorable assessment of our internal control over financial reporting. In connection with the attestation process by our independent registered public accounting firm, we may encounter problems or delays in completing the implementation of any requested improvements and receiving a favorable attestation. In addition, if we fail to maintain the adequacy of our internal control over financial reporting we will not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. For example, a significant deficiency noted in our past internal controls related to our stock-based compensation. We believe we have remediated this deficiency and have taken steps to improve our internal controls and procedures in this area. If we fail to achieve and maintain an effective internal control environment, we could suffer material misstatements in our financial statements and fail to meet our reporting obligations, which would likely cause investors to lose confidence in our reported financial information. This could harm our operating results and lead to a decline in our stock price. Additionally, ineffective internal control over financial reporting could expose us to increased risk of fraud or misuse of corporate assets and subject us to potential delisting from the New York Stock Exchange, regulatory investigations, civil or criminal sanctions and class action litigation.

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

The trading price of our common stock may be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in our filings with the SEC, these factors include:

•	our operating performance and the operating performance of similar companies;

•	the overall performance of the equity markets;

•	the number of shares our common stock publicly owned and available for trading;

•	threatened or actual litigation;

•	changes in laws or regulations relating to our solutions;

•	any major change in our board of directors or management;

•	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;

•	large volumes of sales of our shares of common stock by existing stockholders; and

•	general political and economic conditions.

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

If securities or industry analysts discontinue publishing research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

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

ELLIE MAE, INC.

Date: August 8, 2012	By:	/s/ Edgar A. Luce
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