Form 10-Q
period 2012-09-30
ELLIE MAE INC
filed 2012-11-08
CIK 1122388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-35140
_____________________________
ELLIE MAE, INC.
(Exact name of registrant as specified in its charter)
_____________________________

Delaware	94-3288780
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4155 Hopyard Road, Suite 200 Pleasanton, California	94588
(Address of principal executive offices)	(Zip Code)
(925) 227-7000
(Registrant’s telephone number, including area code)
_____________________________
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:
As of October 31, 2012:

Class	Number of Shares
Common Stock, $0.0001 par value	25,659,876

PART I—FINANCIAL INFORMATION
ITEM 1—CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Ellie Mae, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share amounts)

	September 30, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$90,306	$23,732
Short-term investments	3,558	1,933
Accounts receivable, net of allowances for doubtful accounts of $99 and $47, as of September 30, 2012 and December 31, 2011, respectively	10,498	6,819
Prepaid expenses and other	4,568	1,381
Deferred tax asset	2,716	—
Note receivable	1,000	1,000
Total current assets	112,646	34,865
Property and equipment, net	8,800	5,539
Deposits and other assets	135	135
Note receivable	12	15
Other intangible assets, net	6,940	8,166
Goodwill	51,051	51,051
Total assets	$179,584	$99,771
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,891	$2,255
Accrued and other current liabilities	7,497	4,931
Acquisition holdback, net of discount	2,927	2,948
Deferred revenue	4,526	4,548
Deferred rent	242	212
Leases payable	5	6
Total current liabilities	17,088	14,900
Deferred revenue, net of current portion	35	62
Deferred rent, net of current portion	439	624
Acquisition holdback, net of current portion and discount	1,898	4,725
Deferred tax liability	2,062	—
Other long-term liabilities	360	598
Leases payable, net of current portion	—	4
Total liabilities	21,882	20,913
Commitments and contingencies (Note 7)
Stockholders' equity:
Common stock, $0.0001 par value per share;140,000,000 authorized shares, 25,511,199 and 21,019,590 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	3	2
Additional paid-in capital	179,385	116,012
Accumulated deficit	(21,686)	(37,156)
Total stockholders' equity	157,702	78,858
Total liabilities and stockholders' equity	$179,584	$99,771
 See accompanying notes to these condensed consolidated financial statements.

Ellie Mae, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues	$27,456	$14,673	$71,931	$36,740
Cost of revenues	6,049	4,045	16,589	10,920
Gross profit	21,407	10,628	55,342	25,820
Operating expenses:
Sales and marketing	4,347	3,047	12,579	7,995
Research and development	4,756	3,452	13,188	8,862
General and administrative	6,023	3,376	14,195	9,103
Total operating expenses	15,126	9,875	39,962	25,960
Income (loss) from operations	6,281	753	15,380	(140)
Other income (expense), net	23	16	(15)	95
Income (loss) before income taxes	6,304	769	15,365	(45)
Income tax benefit	(525)	(1,895)	(105)	(1,870)
Net income	$6,829	$2,664	$15,470	$1,825
Net income per share of common stock:
Basic	$0.27	$0.13	$0.68	$0.13
Diluted	$0.25	$0.12	$0.63	$0.09
Weighted average common shares used in computing net income per share of common stock:
Basic	25,201,404	20,707,275	22,747,911	13,871,955
Diluted	27,408,711	21,966,326	24,483,578	20,170,075

Comprehensive income	$6,829	$2,664	$15,470	$1,825

See accompanying notes to these condensed consolidated financial statements.

Ellie Mae, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine months ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,470	$1,825
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,257	1,385
Provision for uncollectible accounts receivable	52	436
Amortization of other intangible assets	1,226	481
Amortization of discount related to holdback	152	26
Stock-based compensation	3,643	1,133
Loss on sale of property and equipment	20	—
Excess tax benefit from exercise of stock options	(1,191)	—
Change in deferred taxes	(654)	(1,654)
Changes in operating assets and liabilities:
Accounts receivable	(3,731)	(2,313)
Prepaid expenses and other	(2,933)	(627)
Deposits and other assets	—	524
Accounts payable	(805)	911
Accrued and other liabilities	3,519	31
Deferred revenue	(49)	(127)
Deferred rent	(155)	(129)
Net cash provided by operating activities	16,821	1,902
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(5,744)	(3,351)
Proceeds from sale of property and equipment	10	—
Purchase of short-term investments	(5,406)	(5,006)
Maturities of short-term investments	3,781	5,026
Acquisitions, net of cash acquired	—	(18,188)
Payment of holdback from acquisition	(2,907)	—
Other investing activities, net	3	(16)
Net cash used in investing activities	(10,263)	(21,535)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	55,821	23,076
Payment of capital lease obligations	(5)	(115)
Proceeds from issuance of common stock under employee stock plans	3,009	551
Excess tax benefit from exercise of stock options	1,191	—
Net cash provided by financing activities	60,016	23,512
NET INCREASE IN CASH AND CASH EQUIVALENTS	66,574	3,879
CASH AND CASH EQUIVALENTS, Beginning of period	23,732	14,349
CASH AND CASH EQUIVALENTS, End of period	$90,306	$18,228
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases not yet paid	$151	$221
Deferred issuance costs not yet paid	$290	$—
Conversion of preferred stock to common stock	$—	$82,670
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
NOTE 2—Basis of Presentation and Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 28, 2012 (“2011 Form 10-K”).
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
Principles of Consolidation
The condensed consolidated financial statements include the accounts of Ellie Mae and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.
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
Software and Website Development Costs
The Company capitalizes costs related to internal-use software and website application development. In each case the software or website application is for internal needs and the Company does not plan to market the software externally. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life, generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. The capitalized costs are included in “Property and equipment” in the accompanying condensed consolidated balance sheets. The Company capitalized software and website application development costs of $0.2 million and $0.3 million during the three and nine months ended September 30, 2012. There were no costs capitalized during the three and nine months ended September 30, 2011. There was no related amortization recorded in the three and nine months ended September 30, 2012 and 2011, respectively.

Goodwill
Goodwill is evaluated for impairment annually in the fourth quarter of the Company’s fiscal year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate possible impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or result in a significant decrease in expected cash flows. Through September 30, 2012, no impairment of goodwill had been identified.
Revenue Recognition
The Company generates revenue primarily from on-demand and on-premise fees for software and related services. The Company re-categorized its revenues beginning with the first quarter of 2012 to on-demand revenues and on-premise revenues (see Note 12) to better align with the Company’s strategic plan. On-demand revenues are revenues generated from company-hosted software subscriptions that customers access through the Internet and revenues from a small number of customers that have opted to self-host a portion of the software but pay fees based on a per closed loan, or success, basis subject to monthly base fees, which the company refers to as success-based pricing. On-demand revenues are also comprised of software services sold transactionally and Ellie Mae Network transaction fees. On-premise revenues generally are revenues generated from customer-hosted software licenses and related implementation (except for customer-hosted success-based pricing revenues included in on-demand revenues described above), training and maintenance services. Sales taxes assessed by governmental authorities are excluded from revenue.
On-Demand Revenues
Subscription Services and Usage-Based Fee Arrangements. Subscription services and usage-based fee arrangements generally include a combination of the Company’s products delivered as software-as-a-service, or SaaS, product updates and support services. These revenues generally include the following:
SaaS Encompass Revenues. The Company offers web-based access to its Encompass software for a monthly recurring fee. The Company provides the right to access its loan origination software and handles the responsibility of managing the servers, providing security, backing up the data and applying updates; however, except where customers self-host a portion of the software in a success-based pricing structure, customers under these arrangements may not take possession of the software at any time during the term of the agreement. Associated set-up fees are recognized ratably over the life of the relationship with its customers, which is generally the life of the contract. Contracts generally range from one to three years. Alternatively, customers can elect to pay on a per closed loan, or success, basis. Success basis contracts generally have a term of two to three years and are subject to monthly base fees, which enable customers to close loans up to a contractually agreed to minimum number of transactions, and additional closed loan fees, which are assessed for loans closed in excess of the minimum. Revenue is earned from both base fees and additional closed loan fees as the result of the customer's usage of Encompass software. Monthly base fees are recognized over the respective monthly service period as the software is utilized. Additional closed loans fees are recognized when the loans are reported as closed. This offering also includes CenterWise for Encompass as an integrated component, which is a combined element of the arrangement that is delivered in conjunction with the SaaS Encompass offering and therefore is not accounted for separately.
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
Services Revenues. The Company has entered into agreements with customers that provide mortgage-related and other business services, including automated documentation preparation and compliance reports. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.
Transaction Revenues. The Company has entered into agreements with various lenders, service providers and certain government agencies participating in the mortgage origination process that provide them access to, and interoperability with, mortgage originators on the Ellie Mae Network. Under these agreements, the Company has the opportunity to earn transaction fees when transactions are processed through the Ellie Mae Network. Transaction revenues are recognized when there is evidence that the qualifying transactions have occurred on the Ellie Mae Network and collection of the resulting receivable is reasonably assured. Associated set-up fees are recognized ratably, beginning upon completion of the integration and continuing over the remaining estimated life of the relationship with its customer, which generally is the remaining life of the contract.

On-Premise Revenues
With the exception of revenue from customers that self-host a portion of the software in a success-based pricing structure (which is recognized as described above), revenue from the sale of software licenses is recognized in the month in which the required revenue recognition criteria are met, generally in the month in which the software is delivered. Revenue is recognized when persuasive evidence of an arrangement exists, which is evidenced by a signed agreement; the product has been downloaded or delivered freight on board shipping point; the fee is fixed or determinable and collection of the resulting receivable is reasonably assured.
Multiple Element Arrangements
For software arrangements with multiple elements (e.g., undelivered maintenance and support contracts bundled with licenses), the Company, when vendor specific objective evidence (“VSOE”) is determinable, allocates revenue to the delivered elements of the arrangement using the residual value method based on objective evidence of the fair value of the undelivered elements, which is specific to the Company. When VSOE is not determinable, the Company allocates all revenue to the undelivered elements and the entire arrangement is recognized ratably over the term of the contract. The Company recognizes revenue under this model upon receipt of cash payment from the customer, if collectability is not reasonably assured, and when other revenue recognition criteria have been met. The VSOE of fair value for maintenance and support obligations related to licenses is based upon the prices paid for the separate renewal of these services by the customer. Maintenance revenues are recognized ratably over the period of the contract. License revenues include the nominal shipping and handling charges associated with most license orders. Actual shipping costs incurred by the Company are included in cost of revenues.
When subscription services and usage-based fee arrangements involve multiple elements that qualify as separate units of accounting, the Company allocates arrangement consideration at the inception of an arrangement to all deliverables based on the relative selling price method in accordance with the selling price hierarchy, which includes: (i) VSOE if available; (ii) third-party evidence (“TPE”) if VSOE is not available; and (iii) the best estimate of selling price (“BESP”) if neither VSOE nor TPE is available.
VSOE. The Company determines VSOE based on its historical pricing and discounting practices for the specific product or service when sold separately. In determining VSOE, the Company requires that a substantial majority of the selling prices for these services fall within a reasonably narrow pricing range. The Company has not historically priced its subscription services and usage-based fee arrangements within a narrow range and has limited standalone sales or renewals for these arrangements. As a result, the Company has not been able to establish selling prices based on VSOE.
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
BESP. When the Company is unable to establish a selling price using VSOE or TPE, the Company uses BESP in its allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would transact a sale if the service was sold on a standalone basis. When establishing BESP, the Company reviews company specific factors used to determine list price and makes adjustments as appropriate to reflect current market conditions and pricing behavior. The Company's process for establishing list price includes assessing the cost to provide a particular product or service, surveying customers to determine market expectations, analyzing customer demographics and taking into account similar products and services historically sold by the Company. The Company continues to review the factors used to establish list price and adjusts BESP as necessary.
Because the Company has determined that neither VSOE nor TPE are available, it uses BESP to allocate the selling price to subscription services and usage-based fee deliverables.

Stock-Based Compensation
The Company recognizes stock-based compensation related to awards granted under its 2009 Stock Option and Incentive Plan (the “2009 Plan”), 2011 Equity Incentive Award Plan (the “2011 Plan”) and Employee Stock Purchase Plan (“ESPP”).
The Company recognizes compensation expense related to stock option grants that are ultimately expected to vest based on estimated fair values on the date of grant using the Black-Scholes option-pricing model. Such expense is recognized on a straight-line basis over the requisite service period of the award, which generally equals the vesting period.

The Company recognizes compensation expense related to restricted awards, restricted stock unit (“RSU”) awards, and the performance share awards granted on August 9, 2012 (the “Performance Awards”) based on the fair market value of the underlying shares of common stock as of the date of grant. Expense related to the restricted awards and the RSU awards are recognized on a straight-line basis over the requisite service period of the award, which generally equals the vesting period. Expense related to the Performance Awards is recognized under an accelerated method which recognizes a larger portion of the expense during the beginning of the vesting period than in the end of the vesting period. Management estimates the probable number of shares of common stock that will be granted until the achievement of the performance goals is known.
Comprehensive Income
Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income, specifically unrealized gains (losses) on short-term investments, which were insignificant for the three and nine months ended September 30, 2012 and 2011. As a result, comprehensive income is equivalent to net income for all periods presented.
Note Receivable

On September 30, 2009, the Company advanced $1.0 million to a private company in the form of a secured promissory note receivable, scheduled to mature on September 30, 2012. On September 18, 2012, the note was extended through September 30, 2013 pursuant to the terms of the note. The note receivable is secured by all tangible and intangible assets and property of the private company and bears interest at 10% per annum with interest only payments through the extension date, at which time the principal balance and any remaining accrued interest is due and payable.

NOTE 3—Net Income Per Share of Common Stock
Net income per share of common stock is calculated by dividing net income by the weighted average shares of common stock outstanding during the period. Diluted net income per share of common stock is calculated by dividing net income by the weighted average shares of common stock outstanding and potential shares of common stock during the period. Potential shares of common stock include dilutive shares attributable to the assumed exercise of stock options, restricted stock units, warrants and ESPP shares using the treasury stock method and contingent issuances of common stock related to redeemable convertible preferred stock, if dilutive.

The components of net income per share of common stock were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands, except share and per share amounts)
Net income	$6,829	$2,664	$15,470	$1,825
Basic shares:
Weighted average common shares outstanding	25,201,404	20,707,275	22,747,911	13,871,955
Diluted shares:
Weighted average shares used to compute basic net income per share	25,201,404	20,707,275	22,747,911	13,871,955
Effect of potentially dilutive securities:
Warrants to purchase common stock, employee stock options, restricted stock units and convertible preferred stock	2,207,307	1,259,051	1,735,667	6,298,120
Weighted average shares used to compute diluted net income per share	27,408,711	21,966,326	24,483,578	20,170,075
Net income per share:
Basic	$0.27	$0.13	$0.68	$0.13
Diluted	$0.25	$0.12	$0.63	$0.09
The following potential common shares were excluded from the computation of diluted net income per share, as their effect would have been anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Employee stock options and awards	158,266	1,168,640	175,104	891,907
Performance-based awards are included in the diluted shares outstanding for each period if the established performance criteria have been met at the end of the respective periods. However, if none of the required performance criteria have been met for such awards, the Company includes the number of shares that would be issuable if the end of the reporting period were the end of the contingency period. Accordingly, in addition to the shares noted above, 721,333 and 583,333 performance-based shares have been excluded from the dilutive shares outstanding for each of the three and nine months ended September 30, 2012 and 2011, respectively.
All of the redeemable convertible preferred stock automatically converted to common stock on a 1-for-1basis in connection with the consummation of the Company’s initial public offering (the “IPO”). The number of potentially dilutive securities presented in the table above for the nine months ended September 30, 2011 includes the weighted average shares of common stock underlying outstanding shares of redeemable convertible preferred stock during the period.
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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis, according to the valuation techniques the Company used to determine their values:

	Fair value at	Fair value measurements using inputs considered as
	September 30, 2012	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$85,244	$85,244	$—	$—
U.S. government agency obligations	4,040	—	4,040	—
	$89,284	$85,244	$4,040	$—

	Fair value at	Fair value measurements using inputs considered as
	December 31, 2011	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$16,926	$16,926	$—	$—
U.S. government agency obligations	3,297	—	3,297	—
	$20,223	$16,926	$3,297	$—
As of September 30, 2012 and December 31, 2011, the Company did not have any assets or liabilities that were valued using Level 3 inputs.
Money Market Funds
Money market funds are open-ended mutual funds that typically invest in short-term debt securities. Money market funds are classified as cash and cash equivalents on the Company’s consolidated balance sheets. The Company classified these funds that are specifically backed by debt securities as Level 1 instruments due to its usage of unadjusted quoted prices that are available in active markets for identical assets or liabilities at the measurement date.
U.S. Government and Governmental Agency Obligations
U.S. government and governmental agency obligations are issued by U.S. federal, state and local governments, government-sponsored enterprises and other governmental entities such as authorities or special districts that generally mature within two years. These are classified as cash and cash equivalents and short-term investments on the Company’s condensed consolidated balance sheets. The market approach was used to value the Company’s U.S. government and governmental agency obligations. The Company classified these securities as Level 2 instruments due to either its usage of observable market prices in less active markets or, when observable market prices were not available, its use of non-binding market prices that are corroborated by observable market data or quoted market prices for similar instruments.

NOTE 5—Acquisition

On August 15, 2011, the Company entered into a Stock Purchase Agreement and acquired all of the outstanding shares of DMD, a mortgage lending automation business, for a total purchase consideration of $25.1 million in cash, of which $17.2 million was paid at closing and the remaining $8.0 million (“the holdback”), net of $0.1 million measurement period closing settlement adjustments, will be paid without interest as follows: $3.0 million on August 15, 2012, $3.0 million on August 15, 2013 and $2.0 million on August 15, 2014. The 2012 payment was made as scheduled during the three months ended September 30, 2012.
During the fourth quarter of 2011, the Company completed the purchase accounting of the net assets acquired at their estimated fair values as of the acquisition date. It was determined that the acquisition of DMD's $1.7 million of deferred tax liabilities changed the probability of realizing an equivalent amount of the Company's previously recorded deferred tax assets to more likely than not. Accordingly, the valuation allowance carried on the Company's deferred tax assets was reduced by $1.7 million, which is included in income tax benefit on the consolidated statement of income for the three and nine months ended September 30, 2011. As a result, the amounts previously reported as of September 30, 2011 have been restated to reflect the measurement period adjustments.

The allocation of the purchase consideration of $25.1 million, net of $0.4 million of imputed interest related to the holdback, to the identifiable tangible and intangible assets acquired and liabilities assumed, revised as noted above, is summarized in the following table:

	Preliminary Amounts Recorded	Measurement Period Adjustment	Final Amounts Recorded
	(in thousands)
Current assets (consisting primarily of accounts receivable)	$521	$—	$521
Property and equipment	329		329
Other long-term assets	31		31
Amortizable intangible assets:
Customer relationships	4,220		4,220
Maintenance relationships	2,490		2,490
Developed technology	960		960
Tradename	230		230
Deferred revenue, current	(964)		(964)
Other current liabilities	(537)	(2)	(539)
Long-term liabilities	(22)		(22)
Deferred tax liabilities, net	—	(1,654)	(1,654)
Goodwill	17,523	1,563	19,086
Total purchase consideration	$24,781	$(93)	$24,688
NOTE 6— Goodwill and Other Intangible Assets
There were no changes in the carrying value of goodwill during the three and nine months ended September 30, 2012.
Other intangible assets, net, consisted of the following:

	September 30, 2012
	Gross carrying amount	Accumulated amortization	Net intangibles	Weighted Average Remaining Useful Life
	(in thousands)			(in years)
Developed technology	$1,874	$(1,042)	$832	2.3
Tradenames	260	(104)	156	2.2
Customer lists and contracts	7,300	(1,348)	5,952	6.2
	$9,434	$(2,494)	$6,940	5.7

	December 31, 2011
	Gross carrying amount	Accumulated amortization	Net intangibles	Weighted Average Remaining Useful Life
	(in thousands)			(in years)
Developed technology	$4,252	$(3,047)	$1,205	2.9
Tradenames	1,606	(1,391)	215	2.9
Customer lists and contracts	10,502	(3,756)	6,746	6.9
	$16,360	$(8,194)	$8,166	6.2
Amortization expense associated with other intangible assets was $0.4 million and $1.2 million for the three and nine months ended September 30, 2012, respectively, and $0.3 million and $0.5 million for the three and nine months ended September 30, 2011, respectively.

Minimum future amortization expense for other intangible assets at September 30, 2012 was as follows:

Amortization
(in thousands)
Remainder of fiscal 2012	$409
2013	1,441
2014	1,405
2015	1,033
2016	928
Thereafter	1,724
$6,940
NOTE 7—Commitments and Contingencies
Leases
As of September 30, 2012, the Company leased four facilities under operating lease arrangements. The expiration dates of these leases range from May 2014 to April 2015. Certain leases contain escalation clauses calling for increased rents. The Company recognizes rent expense on a straight-line basis over the lease period and has recorded deferred rent for the difference between rent payments and rent expense recognized. An additional facility is leased on a month-to-month basis. Rent expense was $0.3 million and $0.9 million for the three and nine months ended September 30, 2012, respectively, and $0.3 million and $0.7 million for the three and nine months ended September 30, 2011, respectively. In October, 2012, the Company entered into an agreement to lease additional office space. The lease expires in April, 2015 with payments of $21,000 per month over the term.
Legal Proceedings
On August 28, 2009, DocMagic, Inc., (“DocMagic”), filed a lawsuit against the Company in the U.S. District Court for the Northern District of California (DocMagic, Inc. v. Ellie Mae, Inc., Case No. 3:9-CV-4017), which is referred to in this report as the Federal Action, alleging that the Company had engaged in monopolization and/or attempted monopolization of an alleged product market composed of “internet portal[s] providing electronic linkages for mortgage loan closing document preparation services,” and that it is subject to liability for related state court claims for intentional interference with a contractual relationship, interference with prospective economic advantage and unfair competition. DocMagic’s claims relate to the August 2009 expiration of a September 2006 Electronic Bridge Agreement pursuant to which DocMagic had been a vendor on the Ellie Mae Network. In addition, DocMagic filed a separate lawsuit against Ellie Mae in the Superior Court of California for the City and County of San Francisco (DocMagic, Inc. v. Ellie Mae, Inc., Case No. CGC-9-491986), which is referred to in this report as the State Action, wherein it alleged a related claim of breach of a September 2006 reseller agreement between the parties and also alleged unfair competition. The State Action was later dismissed without prejudice pursuant to an agreement between the parties so that the parties could re-file their state law claims in the Federal Action. DocMagic amended its complaint to include the state claims and also Lanham Act and Copyright Act claims.
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
On October 10, 2012, the Company and DocMagic settled the lawsuit by entering into a settlement agreement, in which the parties agreed to dismiss the case with prejudice and without any admission of liability, or damages to be paid, by either party. This settlement ends the legal disputes between the parties and renews the former relationship between the two companies, with DocMagic's products and services being made available to Encompass customers through the Ellie Mae Network.

On March 25, 2011, Industry Access Incorporated filed a patent infringement lawsuit against the Company and another defendant in the U.S. District Court for the Central District of California. The complaint alleges, among other things, that certain aspects of the Company’s Encompass360 loan management software system and related operations infringe a single patent, and seeks declaratory relief and unspecified damages from the defendants, including enhanced damages for willful infringement and reasonable attorneys’ fees. On June, 24, 2011, the Court issued an order requiring plaintiff to serve the complaint on all defendants within three days of the order. On June 28, 2011, plaintiff served the Company with the complaint and the Company filed its answer on August 5, 2011 denying all material allegations of the complaint. On November 18, 2011 the other defendant filed with the United States Patent and Trademark Office (the “PTO”) a request for ex parte reexamination of Industry Access’ US Patent No 7,769,681, which the PTO granted on February 14, 2012. On December 15, 2011, the Company filed a motion to stay the litigation pending the reexamination, which the court granted on February 28, 2012. On October 9, 2012, the PTO issued an ex parte reexamination certificate. On September 7, 2012, one of the inventors of the patent at issue, who is also a lawyer, filed a notice of appearance with the Court as Industry Access' new counsel. On September 13, 2012, the prior counsel for Industry Access filed a motion to withdraw from this case. A court hearing is set for the motion to withdraw on November 30, 2012.
Although as of September 30, 2012, the Company had not been served with the initial complaints, the Company has been named as a co-defendant in four purported class action lawsuits filed in the Missouri Circuit Court in St. Louis County, Missouri. These lawsuits against the Company and various other defendants were filed by (i) David and Lisa Clepper on May 4, 2012 (the “Clepper Matter”), (ii) Russell and Kathleen Klingel and Lee McMurray on May 4, 2012 (the “Klingel Matter”), (iii) Richard and Susan Ryffel on May 25, 2012 (the “Ryffel Matter”) and (iv) Nicole and Kenneth Boegeman on June 27, 2012 (the “Boegeman Matter”), all the plaintiffs of which are being represented by the same law firm. The respective plaintiffs in these lawsuits allege that the Company, among other things, violated Missouri’s Merchandising Practices Act and engaged in the unauthorized practice of law in connection with document preparation services that the Company began offering following the acquisition of certain assets from Online Documents, Inc. in September 2008. The respective plaintiffs seek unspecified damages, injunctive relief, attorney’s fees, other costs and expenses and pre-judgment interest. The plaintiffs in the Clepper Matter and Boegeman Matter voluntarily dismissed the Company without prejudice from the lawsuit on July 12, 2012. The plaintiffs in the Ryffel Matter voluntarily dismissed all the defendants, including the Company, without prejudice from the lawsuit on June 14, 2012. The plaintiffs in the Klingel Matter voluntarily dismissed the Company without prejudice from the lawsuit on September 10, 2012.
The Company believes that it has substantial and meritorious defenses in each of these cases and, if these matters are re-filed or similar claims are pursued, the Company intends to defend these claims vigorously.
The Company is also subject to various other legal proceedings and claims arising in the ordinary course of business. With respect to these matters and the litigations described above, the Company cannot predict the ultimate outcome of these legal proceedings and the amounts and ranges of potential damages associated with such proceedings cannot be estimated or assessed. An unfavorable outcome of these or any of litigations could materially adversely affect the Company’s business, financial condition and results of operations.
NOTE 8—Stockholders' Equity
On July 3, 2012, the Company sold 3,465,245 shares of its common stock and certain directors and executive officers of the Company (the “Selling Stockholders”) sold an aggregate of 101,638 shares in an underwritten public offering pursuant to the Company’s effective Registration Statement on Form S-3 (Registration No. 333-181980) at a public offering price of $17.00 per share. The Company received the net proceeds from the sale of the shares offered by the Company of $55.5 million, after deducting underwriting discounts and commissions and offering expenses. The Company received no proceeds from the sale of shares offered by the Selling Stockholders.

NOTE 9—Stock Incentive Plans
2009 Stock Option and Incentive Plan and 2011 Equity Incentive Award Plan
Stock Options
The following table summarizes the Company’s stock option activity under the 2009 Plan and 2011 Plan for the nine months ended September 30, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2011	4,246,285	$3.97
Granted	820,250	$14.41
Exercised	(900,276)	$2.44
Forfeited or expired	(143,626)	$6.83
Outstanding at September 30, 2012	4,022,633	$6.34	7.17	$84,022
Ending vested and expected to vest at September 30, 2012	3,927,761	$6.25	7.12	$82,424
Exercisable at September 30, 2012	2,090,688	$3.49	5.46	$49,636
There were no grants under the 2009 plan during the three and nine months ended September 30, 2012 and 2011.
Intrinsic value of an option is the difference between the fair value of the Company’s common stock at the time of exercise and the exercise price to be paid. The aggregate intrinsic value for options outstanding at September 30, 2012 in the table above represents the total intrinsic value, based on the Company’s closing stock price of $27.23 as of September 30, 2012, which would have been received by option holders had all option holders exercised their in-the-money options as of that date.
Following is additional information pertaining to the Company’s stock option activity:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands, except per option amounts)
Weighted average fair value per option granted	$12.18	$2.55	$7.29	$2.76
Intrinsic value of options exercised	$7,458	$5	$10,016	$102
Proceeds received from options exercised	$927	$2	$2,266	$26
As of September 30, 2012, total unrecognized compensation cost related to unvested stock options, adjusted for estimated forfeitures, was $8.2 million and is expected to be recognized over a weighted average period of 2.9 years.

Restricted Stock Units and Performance Awards
The fair value of the Company’s RSU and Performance Awards is measured based upon the closing price of its underlying common stock as of the grant date and is recognized over the vesting term. Upon vesting, RSUs convert into an equivalent number of shares of common stock. The following table summarizes the Company’s RSU and Performance Award activity for the nine months ended September 30, 2012:

	RSUs		Performance Awards
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Outstanding at December 31, 2011	—	$—	—	$—
Granted	50,000	8.90	588,000	25.79
Released	(6,250)	8.90	—	—
Forfeited or expired	—	—	—	—
Outstanding at September 30, 2012	43,750	$8.90	588,000	$25.79
Ending vested and expected to vest at September 30, 2012	40,013		588,000
RSUs that are expected to vest are net of estimated future forfeitures.
On August 9, 2012, the Company granted 147,000 Performance Awards to designated participants under the 2011 Plan. A Performance Award represents the right to receive up to four shares of the Company's common stock upon achievement of certain performance goals during the performance period of July 1, 2012 through June 30, 2013. Shares of common stock earned, if any, under the Performance Awards will be issued in the third quarter of 2013 after the Company's level of achievement of the performance goals has been determined (the “Determination Date”), with 25% of the shares being immediately vested and the remaining shares vesting 25% on each of the first three anniversaries of the Determination Date, subject to continuous employment of the participant through such dates. At September 30, 2012, the Company expects the performance goals will be achieved so that each Performance Award will convert to four shares of the Company's stock. No forfeitures are expected.
As of September 30, 2012, total unrecognized compensation cost related to unvested RSUs and Performance Awards was $13.0 million and is expected to be recognized over a weighted average period of 2.6 years.
Employee Stock Purchase Plan
Employee participation in the ESPP began in the second quarter of 2011. For the nine months ended September 30, 2012, employees purchased 126,242 shares under the ESPP plan for a total of $0.7 million. As of September 30, 2012, unrecognized compensation cost related to the current ESPP period which ends on February 28, 2013 is approximately $0.2 million and is expected to be recognized over five months.

Total stock-based compensation expense recognized by the Company consisted of:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Stock-based compensation by type of award:
Stock options	$1,024	$356	$2,283	$1,044
ESPP	97	20	196	89
RSUs (1)	28	—	65	—
Performance Awards (1)	$1,099	$—	$1,099	$—
	$2,248	$376	$3,643	$1,133
(1) There were no outstanding RSUs or Performance Awards during 2011.

Stock-based compensation by category of expense:
Cost of revenues	$80	$22	$170	$59
Sales and marketing	85	23	256	132
Research and development	532	98	915	246
General and administrative	1,551	233	2,302	696
	$2,248	$376	$3,643	$1,133
The Company did not capitalize any stock-based compensation for the three and nine months ended September 30, 2012 and 2011 as such amounts were not material.
The fair value of stock options and stock purchase rights granted under the 2011 Plan and the ESPP were estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Stock option plans:
Risk-free interest rate	0.87%	1.33%	0.99%	1.33-2.20%
Expected life of options (in years)	6.08	5.27-6.08	5.98	5.27-6.08
Expected dividend yield	—%	—%	—%	—%
Volatility	52%	53-54%	55%	53-55%
Employee Stock Purchase Plan:
Risk-free interest rate	0.14%	0.05%	0.15%	0.05%
Expected life of options (in years)	0.50	0.50	0.50	0.50
Expected dividend yield	—%	—%	—%	—%
Volatility	37%	52%	43%	52%
Common Stock
The following number of shares of common stock were reserved and available for future issuance at September 30, 2012:

Reserved Shares
Stock Plans	1,846,830
Employee Stock Purchase Plan	701,077
Total	2,547,907

NOTE 10—Income Taxes
The Company computes its provision for income taxes by applying the estimated annual effective tax rate to income from recurring operations and adjusts the provision for discrete tax items recorded in the period. The estimated annual effective tax rate for the nine months ended September 30, 2012 and 2011 was (0.7)% and 15.8%, respectively.
During the third quarter of 2012, the Company reevaluated the full valuation allowance carried on its deferred tax assets. Based upon the Company's cumulative operating results for the past twelve quarters ended September 30, 2012 and an assessment of the Company's expected future results of operations, the Company determined that there was significant positive evidence regarding the realization of certain of its deferred tax assets. After weighing both the positive and negative evidence, the Company determined that it is more likely than not that certain of its deferred tax assets will be realized. As a result, the Company reversed a portion of its valuation allowance and recognized an additional net deferred tax asset of $0.7 million based on the amount of net deferred tax assets expected to be remaining as of December 31, 2012. The amount was recorded as a discrete tax benefit in the three months ended September 30, 2012. The valuation allowance remaining at September 30, 2012 relates to certain state research and development tax credits, the realization of which is uncertain as the Company expects to generate additional such credits at a faster rate than it is able to utilize them.
During the third quarter of 2011, the acquisition of DMD resulted in the recognition of a deferred tax liability of $1.7 million. This liability changed the probability of realizing an equivalent amount of the Company's previously recorded deferred tax assets to more likely than not. Accordingly, the valuation allowance was reduced by $1.7 million, which is included in income tax benefit on the consolidated statement of income for the three and nine months ended September 30, 2011.
The following table summarizes the Company's provision for (benefit from) income taxes included in its unaudited condensed consolidated statements of operations for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Interim period provision for (benefit from) income taxes	$173	$(241)	$593	$(216)
Release of valuation allowance	(698)	(1,654)	(698)	(1,654)
Benefit from income taxes	$(525)	$(1,895)	$(105)	$(1,870)
The difference between the statutory rate of 36% and the Company's estimated annual effective tax rate was primarily due to the utilization of federal and state net operating losses, the release of the valuation allowance, disqualifying dispositions of stock options and research and development credits not previously benefited. The Company evaluates its effective income tax rate on a quarterly basis and updates its estimate of the full year effective income tax rate as necessary.
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
NOTE 11—Related Party Transactions
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
Prior to the IPO, certain investors in the Company were also trade customers. Revenues earned from these related parties were $483,000 and $1,349,000 for the three and nine months ended September 30, 2011 and were primarily included in on-demand revenues, respectively. Accounts receivable with respect to these related parties under these arrangements were $341,000 as of December 31, 2011. Amounts due to these related parties were $355,000 as of December 31, 2011. As a result of the IPO and investor divestitures, by December 31, 2011, none of these investors met the definition of a related party.
Director Carl Buccellato served as the chief executive officer of SavingStreet, LLC (formerly New Casa 188, LLC) (“SavingStreet”), from May 2008 until February 2012, and owns 32% of the membership interests of SavingStreet. During

2008, the Company entered into a strategic relationship agreement with SavingStreet (which was subsequently amended and restated on June 15, 2010) pursuant to which the Company provided to SavingStreet certain information from borrowers who consented to the distribution of such information, SavingStreet used this borrower information to market certain move-related and home ownership-related products and services and the Company was entitled to receive 20% of SavingStreet’s net income until investors had recouped their initial investment, and then 50% of its net income thereafter. In connection with this transaction, the Company issued to SavingStreet a five-year warrant to purchase up to 133,333 shares of its common stock at an exercise price of $5.94 per share. This warrant may only be exercised at any time after the Company has received an aggregate of $5.0 million pursuant to the agreement and prior to the termination date of the warrant, which is December 31, 2012. In March 2012, the Company terminated its existing agreements and arrangements with SavingStreet. The five-year warrant remains outstanding and unvested as of September 30, 2012 and December 31, 2011 as the performance requirements under the arrangement were not met. There was $83,000 and $183,000 of expenses incurred for services from SavingStreet for the three and nine months ended September 30, 2011, respectively. There were $3,000 of expenses incurred for services from SavingStreet for both of the three and nine months ended September 30, 2012. Amounts due to SavingStreet were zero and $11,000 as of September 30, 2012 and December 31, 2011, respectively.
NOTE 12—Segment Information
The Company has concluded that it operates in one industry—mortgage-related software and services. The Company’s chief operating decision maker is its chief executive officer, who makes decisions about resource allocation and reviews financial information presented on a consolidated basis. Accordingly, the Company has determined that it has a single reporting segment and operating unit structure, specifically technology-enabled solutions to help streamline and automate the mortgage origination process for its network participants.
The Company is organized primarily on the basis of service lines. The Company re-categorized its revenues beginning with the first quarter of 2012 to on-demand revenues and on-premise revenues to better align with the Company’s strategic plan. Supplemental disclosure of revenues by type is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
On-demand revenues	$24,040	$12,535	$62,195	$31,260
On-premise revenues	3,416	2,138	9,736	5,480
	$27,456	$14,673	$71,931	$36,740

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements relate to future events or our future financial performance. Forward-looking statements may include words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or other wording indicating future results or expectations. Forward-looking statements are subject to risks and uncertainties, and actual events or results may differ materially. Factors that could cause our actual results to differ materially include, but are not limited to, those discussed under “Risk Factors” in this report. We also face risks and uncertainties relating to our business including: our ability to accurately forecast revenues and appropriately plan our expenses; the impact of changes in mortgage interest rates; the volume of mortgages originated by our Encompass users; fluctuations in mortgage lending volume; the number of Encompass users; transaction volume on the Ellie Mae Network; the risk that the anticipated benefits, growth prospects and synergies expected from the Del Mar Datatrac, Inc., or DMD, acquisition may not be fully realized or may take longer to realize than expected; the impact of uncertain domestic and worldwide economic conditions, including the resulting effect on residential mortgage volumes; the effectiveness of our marketing and sales efforts to attract new and retain existing SaaS Encompass users and Ellie Mae Network participants; the increased time, cost and complexity that may be required to successfully target larger customers; our ability to scale our operations and increase productivity to support our existing and growing customer base; our ability to enhance the features and functionality of our Encompass software and the Ellie Mae Network; the level of demand for our Encompass Closer document preparation and other services we offer; the timing of the introduction and acceptance of new Ellie Mae Network offerings and new on-demand services; changes in mortgage originator, lender, investor or service provider behavior and any related impact on the residential mortgage industry; interruptions in Ellie Mae Network service, our hosted Encompass software and any related impact on our reputation; our ability to successfully manage our growth and any future acquisitions of businesses, solutions or technologies; the timing of future acquisitions of businesses, solutions or technologies and new product launches; changes in government regulation affecting Ellie Mae Network participants or our business, and potential structural changes in the U.S. residential mortgage industry; our ability to protect the confidential information of our Encompass users, Ellie Mae Network participants and their respective customers; the attraction and retention of qualified employees and key personnel; our ability to protect our intellectual property, including our proprietary Encompass software; our ability to compete effectively in a highly competitive market and adapt to technological changes; and costs associated with defending intellectual property infringement and other claims. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that arises after the date of this report, or to conform such statements to actual results or changes in our expectations.
This discussion should be read in conjunction with the condensed consolidated financial statements and notes presented in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2011, or 2011 Form 10-K.
The Company
We provide business automation software for a large segment of the residential mortgage industry in the United States. Our on-demand software solutions help streamline and automate the process of originating and funding new mortgage loans, increasing efficiency, facilitating regulatory compliance and reducing documentation errors. Mortgage originators use our Encompass software, a comprehensive operating system that handles key business and management functions, in running a mortgage origination business. Mortgage originators use Encompass as a single tool for loan processing, marketing and customer communication, as well as to interact electronically with mortgage lenders, investors and service providers over the Ellie Mae Network. We also offer Encompass users a variety of other on-demand services, including: Encompass Closer, which automatically prepares the disclosure and closing documents necessary to fund a mortgage; CenterWise, a bundled offering of electronic document management and websites used for customer relationship management; Encompass Compliance Service, which automatically checks for regulatory compliance throughout the origination process; tax transcript services which provide income verification capability to our customers; and Encompass Product and Pricing Service, which allows Encompass users to compare loans offered by different lenders and investors to determine the best product and price available to a particular borrower.
Our revenues consist of on-demand and on-premise revenues. On-demand revenues are revenues generated from software subscriptions we host that customers access through the Internet and revenues from a small number of customers that have opted to self-host a portion of the software but pay fees based on a per closed loan, or success, basis subject to monthly base fees, which we refer to as success-based pricing. On-demand revenues also include software services that are sold transactionally and Ellie Mae Network transaction fees. On-premise revenues generally are revenues generated from customer-

hosted software licenses and related implementation (except for customer-hosted success-based pricing revenues included in on-demand revenues described above), training and maintenance services.
A component of our on-demand and on-premise revenues is software revenues which are derived from mortgage originators who either subscribe to SaaS Encompass, our on-demand solution, or license Encompass software for an initial perpetual license fee with annual maintenance, our on-premise solution. Mortgage originators subscribing to SaaS Encompass pay monthly per-user subscription fees and/or, if on the success-based pricing model, fees based on the number of loans they fund. In addition, we offer CenterWise software either as a standalone product on a subscription-fee basis or bundled as part of our SaaS Encompass offering. Software services revenues are derived from fees paid by mortgage originators for the Encompass services they order. These services include Encompass Closer, Encompass Compliance Service and Encompass Product and Pricing Services. Lender-investors, service providers and certain government-sponsored entities participating on the Ellie Mae Network pay us fees when they effect a transaction by receiving and accepting an electronic service request over the Ellie Mae Network from an Encompass user.
Our on-demand revenues generally track the seasonality of the mortgage industry, typically, but not always, with increased activity in the second and third quarters and reduced activity in the first and fourth quarters as home buyers tend to purchase their homes during the spring and summer in order to move to a new home before the start of the school year. These revenues are also affected by factors that impact mortgage volumes, such as interest rate fluctuations, home sale activity and general economic conditions. Mortgage loan volume is expected to be lower in 2013 than it is projected to be in 2012 due to various economic factors, which could adversely impact our revenue growth.
The mortgage industry has undergone significant changes since 2007, largely in response to the hundreds of billions of dollars of loan defaults and massive losses suffered by lenders and investors. Our business strategy has evolved to address recent industry trends, including:

•	lower lending volume;

•	greater focus on operational efficiencies;

•	significant market shift from mortgage brokerages to mortgage lenders;

•	increased quality standards imposed by regulators, lenders and investors; and

•	increased regulation affecting lenders and investors.
We are responding to these trends as follows:
Lower lending volume. Beginning in late 2009, we focused our marketing and sales efforts on our on-demand SaaS Encompass offering, and particularly our SaaS Encompass success-based pricing model, in contrast to our on-premise license model. In our on-demand SaaS Encompass offering, the customer does not pay the significant up-front licensing fee associated with our license model, which we believe is particularly attractive in the present climate of the residential mortgage origination market. Our SaaS Encompass success-based pricing model builds on this value proposition by aligning the customers’ payments for our software solutions with their own receipts of revenues. SaaS Encompass success-based pricing customers are composed of new Encompass customers and users that have converted from our licensed Encompass or DataTrac software or flat monthly per-user hosted offerings. We are also focusing on increasing use of our Ellie Mae Network offerings and our other services, which were introduced from late 2009 through late 2011. These offerings include our Total Quality Loan, or TQL, initiative, Encompass Compliance Services, Encompass Product and Pricing Services and Encompass Closer Services.
At September 30, 2012 and December 31, 2011, we had 35,677 and 24,252 Active SaaS Encompass Users, respectively, which are mortgage origination professionals who have used our SaaS Encompass software at least once within the preceding 90 days. SaaS Encompass revenues represented 49%, 45% and 36% of our revenues for the three and nine months ended September 30, 2012 and year ended December 31, 2011, respectively. We typically generate greater revenues per user through our on-demand SaaS Encompass offering than through our on-premise license offering. At September 30, 2012, we had two investor customers for our TQL initiative.
Greater focus on operational efficiencies. Mortgage originators have experienced increased operational costs since 2009 as a result of increased regulation and investor demands for quality. By automating many of the functions of mortgage origination, we enable our users to process quality loans more efficiently and effectively. This reduces the cost of originating a loan and lowers the risk of buy back demands from investors resulting from poorly originated or documented loans and/or loans that fail to comply with applicable regulations.
Significant market shift from mortgage brokerages to mortgage lenders. The industry has experienced a significant decline in the number of mortgage brokerages and an increase in the relative importance of mortgage lenders. We believe this shift toward lender users will provide us increased opportunities because mortgage lenders typically use more sophisticated and comprehensive software solutions to run their businesses and use more services and effect more transactions on the Ellie Mae Network. We focus significant research and development effort on providing Encompass functionality for mortgage lenders. We have also hired sales personnel focused on sales of our solutions to mortgage lenders rather than mortgage brokerages and we are focused on selling our products and services to such larger customers. In addition, on August 15, 2011, we completed the acquisition of DMD, a mortgage lending automation business with approximately 200 mortgage lenders as customers. The acquisition was made to expand our client base and gain market share with mortgage lenders.
Increased investor and lender quality standards imposed by regulators, lenders and investors. Encompass software is designed to automate and streamline the process of originating mortgages to, among other things, satisfy increased quality requirements of investors. Relevant features of Encompass software include enabling customers’ management to impose processing rules and formats, and providing milestone and process reminders, automated population of forms with accurate data, and accurate and automated transmission of loan files and data from originators to investors and lenders.
Increased regulation affecting lenders and investors. Regulatory reforms have significantly increased the complexity and importance of regulatory compliance. We offer Encompass Compliance Service, which automatically checks loan files for compliance with the myriad of federal, state and local regulations and alerts users to possible violations of these regulations. In addition, we have a staff of attorneys and work with compliance experts who help assure that documents prepared using our software and processes recommended by Encompass work flow comply with applicable rules and regulations.
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
Active Encompass Users. An Active Encompass User is a mortgage origination professional who has used Encompass software at least once within a 90-day period preceding the measurement date. An Encompass user is a mortgage origination professional working at a mortgage lender, such as a mortgage bank, commercial bank, thrift or credit union, which sources and funds loans and generally sells these funded loans to investors; or a mortgage brokerage, which typically processes and submits loan files to a mortgage lender or mega lender that funds the loan.
Average Active Encompass Users. Average Active Encompass Users during a period is calculated by averaging the monthly Active Encompass Users during a period.
Active SaaS Encompass Users. An Active SaaS Encompass User is a mortgage origination professional who has used the SaaS Encompass software at least once within a 90-day period preceding the measurement date.
Average Active SaaS Encompass Users. Average Active SaaS Encompass Users during a period is calculated by averaging the monthly active SaaS Encompass users during a period.

The following table shows these operating metrics as of and for the three and nine months ended September 30, 2012 and 2011:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues (in thousands):
Total revenues	$27,456	$14,673	$71,931	$36,740
Total SaaS Encompass revenues	$13,400	$5,086	$32,491	$12,308
Users at end of period:
Active Encompass users	67,201	51,558	67,201	51,558
Active SaaS Encompass users	35,677	21,328	35,677	21,328
Active SaaS Encompass users as a percentage of active Encompass users	53%	41%	53%	41%
Average users during period:
Active Encompass users	65,465	50,986	61,266	50,876
Active SaaS Encompass users	34,267	20,359	30,988	17,922
Active SaaS Encompass users as a percentage of active Encompass users	52%	40%	51%	35%
Revenue per average user during period:
Revenue per average active Encompass user	419	288	1,174	722
SaaS Encompass revenue per average active SaaS Encompass user	391	250	1,049	687
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
Our cost of revenues consists primarily of: salaries and benefits, including stock-based compensation; expenses for document preparation, income verification and compliance services; allocated facilities costs; customer support; data centers; depreciation on computer equipment used in supporting the Ellie Mae Network, SaaS Encompass and CenterWise offerings; amortization of acquired intangible assets such as developed technology and tradenames; professional services associated with implementation of our software; and allocated facilities costs. We expect that our cost of revenues will continue to increase in absolute dollars as our revenues increase and as we continue to make additional investments in our implementation and customer support departments.
Sales and Marketing
Our sales and marketing expenses consist primarily of: salaries, benefits and incentive compensation, including stock-based compensation, and allocated facilities costs; expenses for trade shows, public relations and other promotional and marketing activities, including travel and entertainment expenses; and amortization of acquired intangible assets such as customer lists and contracts. We expect that our sales and marketing expense will continue to increase as we continue to hire additional sales personnel to focus on sales of our solutions to mortgage lenders in light of the increasing percentage of potential customers which are mortgage lenders rather than mortgage brokerages. We also intend to increase marketing activities focused on our SaaS Encompass Banker Edition, our Ellie Mae Network offerings and our other Encompass services.
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

Critical Accounting Policies and Estimates
There have been no material changes during the three and nine months ended September 30, 2012 to our critical accounting policies and estimates previously disclosed in our 2011 Form 10-K.

Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Revenues	$27,456	$14,673	$71,931	$36,740
Cost of revenues (1)	6,049	4,045	16,589	10,920
Gross profit	21,407	10,628	55,342	25,820
Operating expenses:
Sales and marketing (1)	4,347	3,047	12,579	7,995
Research and development (1)	4,756	3,452	13,188	8,862
General and administrative (1)	6,023	3,376	14,195	9,103
Total operating expenses	15,126	9,875	39,962	25,960
Income (loss) from operations	6,281	753	15,380	(140)
Other income (expense), net	23	16	(15)	95
Income (loss) before income taxes	6,304	769	15,365	(45)
Income tax benefit	(525)	(1,895)	(105)	(1,870)
Net income	$6,829	$2,664	$15,470	$1,825
________
(1) Stock-based compensation included in the above line items:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Cost of revenues	$80	$22	$170	$59
Sales and marketing	85	23	256	132
Research and development	532	98	915	246
General and administrative	1,551	233	2,302	696
	$2,248	$376	$3,643	$1,133

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	22	27.6	23.1	29.7
Gross margin	78.0	72.4	76.9	70.3
Operating expenses:
Sales and marketing	15.8	20.8	17.5	21.8
Research and development	17.3	23.5	18.3	24.1
General and administrative	21.9	23.0	19.7	24.8
Total operating expenses	55.0	67.3	55.5	70.7
Income (loss) from operations	23.0	5.1	21.4	(0.4)
Other income (expense), net	0.1	0.1	—	0.3
Income (loss) before income taxes	23.1	5.2	21.4	(0.1)
Income tax benefit	(1.9)	(12.9)	(0.1)	(5.1)
Net income	25.0%	18.1%	21.5%	5.0%

Comparison of the Three and Nine Months Ended September 30, 2012 and 2011
Revenues
The following table sets forth our revenues by type for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(dollars in thousands)
Revenue by type:
On-demand	$24,040	$12,535	$62,195	$31,260
On-premise	3,416	2,138	9,736	5,480
Total	$27,456	$14,673	$71,931	$36,740

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenue by type:
On-demand	87.6%	85.4%	86.5%	85.1%
On-premise	12.4%	14.6%	13.5%	14.9%
Total	100.0%	100.0%	100.0%	100.0%
Total revenues increased $12.8 million, or 87.1%, for the three months ended September 30, 2012 as compared to the same period of 2011. This increase was primarily due to a $11.5 million increase in on-demand revenues, consisting primarily of a $8.1 million increase in success-based pricing revenues due to the continued adoption of and our continued marketing focus on our success-based pricing model as well as an increase in origination volume; a $0.8 million increase in vendor transaction revenues due to an increase in mortgage origination volumes, a greater number of users and an increase in the number of transactions per loan enacted through our network; a $0.4 million increase in document preparation revenues due to increased usage by our customers as well as a greater number of users and an increase in mortgage origination volumes; a $0.5 million increase in our tax transcript services due to greater adoption and an increase in mortgage origination volumes; a $0.5 million increase in compliance services due to increased usage by our customer base and an increase in mortgage origination volumes; a $0.3 million increase in appraisal and title services due to greater adoption and an increase in mortgage origination volumes; and a $0.6 million increase in other transaction and service revenues. On-premise revenues increased by $1.3 million due to DMD license and maintenance revenues, which we acquired in August 2011.
Total revenues increased $35.2 million, or 95.8%, for the nine months ended September 30, 2012 as compared to the same period of 2011. This increase was primarily due to a $30.9 million increase in on-demand revenues, consisting primarily of a $20.0 million increase in success-based pricing revenues due to the continued adoption of and our continued marketing focus on our success-based pricing model as well as an increase in origination volume; a $3.2 million increase in vendor transaction revenues due to an increase in mortgage origination volumes, a greater number of users and an increase in the number of transactions per loan enacted through our network; a $1.7 million increase in document preparation revenues due to increased usage by our customers as well as a greater number of users and an increase in mortgage origination volumes; a $1.8 million increase in our tax transcript services due to greater adoption and an increase in mortgage origination volumes; a $1.7 million increase in compliance services due to increased usage by our customer base and an increase in mortgage origination volumes; a $0.8 million increase in appraisal and title services due to greater adoption and an increase in mortgage origination volumes; and a $1.1 million increase in other transaction and service revenues. On-premise revenues increased by $4.3 million due to DMD license and maintenance revenues, which we acquired in August 2011.
The number of Active Encompass Users increased by 15,643 users, or 30.3%, from September 30, 2011 to September 30, 2012, primarily due to new customers adopting our SaaS Encompass success-based pricing offering. The number of Active SaaS Encompass Users increased by 14,349 users, or 67.3%, from September 30, 2011 to September 30, 2012 due to the addition of new customers as well as the transition of licensed users to our SaaS Encompass success-based pricing offering. SaaS Encompass Revenue per Average Active SaaS User increased by 52.7% for the nine months ended September 30, 2012 compared to same period of 2011 due to an increase in the number of closed loans per Active SaaS User as well as the continued migration of existing users to our success-based pricing model, which offers higher revenue per user compared to our traditional license model.

Gross Profit

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(dollars in thousands)
Gross profit	$21,407	$10,628	$55,342	$25,820
Gross margin	78.0%	72.4%	76.9%	70.3%
Gross profit and gross margin percentage increased by $10.8 million and six percentage points, respectively, in the three months ended September 30, 2012 as compared to the same period of 2011 as revenues increased by $12.8 million and cost of revenues increased by $2.0 million. Cost of revenues increased primarily due to a $0.6 million increase in third-party royalty expenses to support the increased revenues, a $0.5 million increase in salaries and employee benefits from increased professional services and customer support headcount as well as the increase in headcount in hiring former DMD employees following the DMD acquisition in August 2011, a $0.3 million increase in consulting costs associated with improvements to our data center operations and a $0.3 million increase in depreciation expense due to property and equipment additions. The increase in cost of revenues was partially offset by the capitalization of $0.3 million in compensation and consulting costs associated with data center improvements. The increase in the gross profit percentage during the quarter is primarily a result of our ability to utilize existing infrastructure to accommodate revenue growth and the fixed nature of certain costs such as intangible amortization.
Gross profit and gross margin percentage increased by $29.5 million and seven percentage points, respectively, in the nine months ended September 30, 2012 as compared to the same period of 2011 as revenues increased by $35.2 million and cost of revenues increased by $5.7 million. Cost of revenues increased primarily due to a $2.0 million increase in third-party royalty expenses to support the increased revenues, a $1.8 million increase in salaries and employee benefits from increased professional services and customer support headcount as well as the increase in headcount in hiring former DMD employees following the DMD acquisition in August 2011, a $0.9 million increase in consulting costs associated with improvements to our data center operations and a $0.6 million increase in depreciation expense due to property and equipment additions. The increase in cost of revenues was partially offset by the capitalization of $0.7 million in compensation and consulting costs associated with data center improvements. The increase in the gross profit percentage during the period is primarily a result of our ability to utilize existing infrastructure to accommodate revenue growth and the fixed nature of certain costs such as intangible amortization.
Sales and Marketing

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(dollars in thousands)
Sales and marketing	$4,347	$3,047	$12,579	$7,995
Sales and marketing as % of revenues	15.8%	20.8%	17.5%	21.8%
Sales and marketing expenses increased by $1.3 million, or 42.7%, in the three months ended September 30, 2012 as compared to the same period of 2011. This increase was primarily due to a $0.4 million increase in salaries and employee benefits due to additional headcount from the hiring of former DMD employees, a $0.2 million increase in commissions commensurate with the increase in revenues, a $0.1 million increase in amortization of acquired intangible assets related to the DMD acquisition and a $0.1 million increase in hardware and software expenses associated with infrastructure upgrades.
Sales and marketing expenses increased by $4.6 million, or 57.3%, in the nine months ended September 30, 2012 as compared to the same period of 2011. This increase was primarily due to a $1.7 million increase in salaries and employee benefits due to additional headcount from the hiring of former DMD employees, a $1.0 million increase in commissions commensurate with the increase in revenues, a $0.6 million increase in amortization of acquired intangible assets related to the DMD acquisition, a $0.3 million increase in hardware and software expenses associated with infrastructure upgrades and a $0.3 million increase due to the increased level of sales and marketing activities in the first nine months of 2012 as compared to the prior-year period.

Research and Development

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(dollars in thousands)
Research and development	$4,756	$3,452	$13,188	$8,862
Research and development as % of revenues	17.3%	23.5%	18.3%	24.1%
Research and development expenses increased by $1.3 million, or 37.8%, in the three months ended September 30, 2012 as compared to the same period of 2011. The increase was primarily due to a $0.6 million increase in salary and employee benefits due to increased headcount as well as additional headcount from the addition of former DMD employees and a $0.4 million increase in stock-based compensation expense primarily resulting from performance-based equity awards granted to certain employees during the third quarter of 2012 as well as stock option grants made to new employees.
Research and development expenses increased by $4.3 million, or 48.8%, in the nine months ended September 30, 2012 compared to the same period of 2011. The increase was primarily due to a $2.7 million increase in salary and employee benefits due to increased headcount as well as additional headcount from the addition of former DMD employees, a $0.7 million increase in stock-based compensation expense primarily resulting from stock option grants made to new employees as well as performance-based equity awards granted to certain employees during the third quarter of 2012 and a $0.5 million increase in the use of consultants.
General and Administrative

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(dollars in thousands)
General and administrative	$6,023	$3,376	$14,195	$9,103
General and administrative as % of revenues	21.9%	23.0%	19.7%	24.8%
General and administrative expenses increased by $2.6 million, or 78.4%, in the three months ended September 30, 2012 as compared to the same period of 2011. This increase was primarily due to a $1.3 million increase in stock-based compensation expense primarily resulting from performance-based equity awards granted to certain employees during the third quarter of 2012 as well as stock option grants made to new employees, a $0.4 million increase in salaries and other employee benefits due to an increase in headcount, which included the hiring of former DMD employees, a $0.3 million increase in hardware and software expenses associated with infrastructure upgrades and a $0.2 million increase in the use of consultants. The increases were offset by a $0.2 million decrease in legal fees.
General and administrative expenses increased by $5.1 million, or 55.9%, in the nine months ended September 30, 2012 as compared to the same period of 2011. This increase was primarily due to a $1.7 million increase in salaries and other employee benefits due to an increase in headcount, which included the hiring of former DMD employees, a $1.6 million increase in stock-based compensation expense primarily resulting from performance-based equity awards granted to certain employees during the third quarter of 2012 as well as stock option grants made to new employees, a $0.8 million increase in hardware and software expenses associated with infrastructure upgrades, a $0.3 million increase in the use of consultants, a $0.2 million increase in credit card processing fees resulting from higher sales volumes and a $0.2 million increase in depreciation expense. The increases were offset by a $0.3 million decrease in bad debt expenses resulting from the shift in the mix of our customer base from mortgage brokerages to mortgage lenders and improvement in the economy as well as a $0.3 million decrease in accounting and legal fees.
Other (Expense) Income, Net
Other income (expense), net includes imputed interest expense related to the DMD acquisition holdback liability and interest income from notes receivable and investments.
Income Taxes
Benefit from income taxes was $0.5 million and $1.9 million for the three months ended September 30, 2012 and 2011, respectively and $0.1 million and $1.9 million for the nine months ended September 30, 2012 and 2011, respectively.
During the third quarter of 2012, we reevaluated the valuation allowance carried on our deferred tax assets. Based upon cumulative operating results for the past twelve quarters ended September 30, 2012 and an assessment of expected future results of operations, we determined that there was significant positive evidence regarding the realization of certain of our deferred tax assets. After weighing both the positive and negative evidence, coupled with the continued success in commercializing our core products and services, we believe that it is more likely than not that certain of our deferred tax assets will be realized. As a result, at September 30, 2012, we reversed a portion of our valuation allowance and recognized an additional net deferred tax asset of $0.7 million. The amount was recorded as a discrete tax benefit in the three months ended September 30, 2012. The valuation allowance remaining at September 30, 2012 relates to certain state research and development tax credits, the realization of which is uncertain as we expect to generate additional such credits at a rate greater than we are able to utilize them.
The income tax benefit for the three and nine months ended September 30, 2012 was primarily due to the release of the deferred tax asset valuation allowance. The income tax benefit for the three and nine months ended September 30, 2011 was primarily due to a $1.7 million reduction in our deferred tax asset valuation allowance resulting from the August 2011 acquisition of DMD and a one-time refund of $0.3 million for prior year alternative minimum taxes paid resulting from the carry back of eligible small business tax credits.
Liquidity and Capital Resources
As of September 30, 2012, we had cash, cash equivalents and short-term investments of $90.3 million. Cash and cash equivalents consist of cash and money market accounts. Short-term investments consist of U.S. government agency securities.
On July 3, 2012, we completed an underwritten public offering of 3,566,883 shares of common stock at a public offering price of $17.00 per share, which consisted of 3,465,245 newly issued shares sold by us and 101,638 shares sold by certain of our directors and executive officers. We received aggregate net proceeds of approximately $55.5 million, after deducting the underwriting discounts and commissions and offering expenses. We receive no proceeds from the sale of shares offered by the selling stockholders.
We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund capital expenditures, operating expenses and other cash requirements for at least the next 12 months. We may enter into acquisitions in the future, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
The following table sets forth our statement of cash flows data for the periods presented:

	Nine months ended September 30,		Net
	2012	2011	Change
	(in thousands)
Net cash provided by operating activities	$16,821	$1,902	$14,919
Net cash used in investing activities	(10,263)	(21,535)	11,272
Net cash provided by financing activities	60,016	23,512	36,504
Purchases of property and equipment	(5,744)	(3,351)	(2,393)
Depreciation and amortization	2,257	1,385	872
Operating Activities
Consistent with prior periods, cash provided by operating activities has historically been affected by net income as well as add-backs of non-cash expense items such as depreciation and amortization, and the expense associated with stock-based awards. Specifically, stock-based compensation expense increased by $2.5 million for the nine months ended September 30, 2012 as compared to the same period of 2011. This increase resulted from new grants and the increased market price per share of our common stock, offset in part by reductions from fully vested, fully amortized stock options, which no longer impact expense in 2012. Additionally, the change in deferred tax assets and liabilities increased by $1.0 million primarily due to the reduction in our deferred tax asset valuation allowance resulting from the August 2011 acquisition of DMD. Depreciation and amortization expense increased by $0.9 million primarily due to purchases of property and equipment for our data center and amortization of other intangible assets increased by $0.7 million primarily due to the acquisition of DMD. The increases were also offset by the increase in the excess tax benefit from exercise of stock options of $1.2 million as well as the decrease in the provision for uncollectible accounts receivable of $0.4 million.
Additionally, cash provided by operating activities is affected by changes in operating assets and liabilities, which resulted in a net decrease of $2.4 million to operating cash flows in the nine months ended September 30, 2012 as compared to the same period in 2011. Our net accounts receivable balance fluctuates from period to period, depending on the timing of sales and billing activity, cash collections and changes to our allowance for doubtful accounts. The change in prepaid expenses and other assets was due to payments made during 2012 in advance of our user conference, the timing of the payment for insurance renewals and computer software licenses and payments for prepaid maintenance related to computer hardware purchased for our data centers. The change in accounts payable and accrued and other liabilities was due to the timing of additional liabilities and payments in general, and does not reflect any significant change in the nature of accrued liabilities.
Investing Activities
Cash used in investing activities of $10.3 million for the nine months ended September 30, 2012 was the result of $1.6 million in net purchases of short-term investments, $2.9 million in scheduled payments of the holdback from the acquisition of DMD and $5.7 million for purchases of property and equipment mainly for our data centers.
Cash used in investing activities of $21.5 million for the nine months ended September 30, 2011 was the result of $18.2 million cash payment related to the acquisition of DMD and Mortgage Pricing System, LLC or MPS, and purchases of property and equipment of $3.4 million primarily related to computer equipment and software to support the growth of our business and to enhance our disaster recovery solution.
Financing Activities
Cash provided by financing activities of $60.0 million for the nine months ended September 30, 2012 consisted primarily of $55.8 million in net proceeds from the public offering of our common stock, $3.0 million in proceeds from the exercise of stock options by our employees and directors as well as $1.2 million in excess tax benefit from employee exercises of stock options.
Cash provided by financing activities of $23.5 million for the nine months ended September 30, 2011 consisted of $23.1 million in net proceeds from the IPO, net of offering costs, and $0.6 million in net proceeds from the exercise of stock options by our employees and directors, partially offset by $0.1 million in payments on our capital lease obligations.
Off Balance Sheet Arrangements
As of September 30, 2012, operating leases were the only financing arrangements not reported on our condensed consolidated financial statements.

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
ITEM 4—CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
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

PART II—OTHER INFORMATION
ITEM 1—LEGAL PROCEEDINGS
For a description of the material legal proceedings, please see Note 7 of the Notes to Condensed Consolidated Financial Statements.
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
As a result of the extreme turmoil in the mortgage industry and general economy that began in 2007, many mortgage originators, especially mortgage brokers, and other mortgage industry participants have gone out of business. In addition, those industry participants that continue in business face increased operating and regulatory challenges. Conditions that negatively impact our Encompass users or Ellie Mae Network participants have had a significant adverse effect on our business. For example, the number of active Encompass users declined 35% from approximately 79,000 at December 31, 2006 to approximately 51,000 at June 30, 2011. Similarly, the population of mortgage origination professionals have dropped 53% from approximately 495,000 at December 31, 20061 to approximately 234,400 at August 31, 2011.2 Although we have experienced increases since those low points, if conditions in the mortgage industry were to deteriorate further, our business would be materially adversely affected.
Mortgage lending volume is expected to be lower in 2013 than it is projected to be in 2012 due to various economic factors, including the inevitable increase in mortgage interest rates, which could adversely affect our business.
Mortgage lending volume is expected to be lower in 2013 than it is projected to be in 2012. Factors that adversely impact mortgage lending volumes include increasing mortgage interest rates, reduced consumer and investor demand for mortgages, more stringent underwriting guidelines, decreased liquidity in the secondary mortgage market, high levels of unemployment, high levels of consumer debt, lower consumer confidence, changes in tax and other regulatory policies, the number of existing mortgages eligible for refinancing, and other macroeconomic factors.
In addition, mortgage interest rates are currently near historic lows and many economists predict that mortgage interest rates will inevitably rise. Mortgage interest rates are influenced by a number of factors, including monetary policy. The Federal Reserve Bank may raise the Federal funds rate, which would likely cause mortgage interest rates to rise. Increases in mortgage interest rates could reduce the volume of new mortgages originated, in particular the volume of mortgage refinancings. For example, the increase in mortgage interest rates in the second half of 2009 contributed to a significant decline in our revenues from transactions through the Ellie Mae Network and the services we provide.
The expected lower levels in residential mortgage loan volume in 2013 as compared to projected 2012 levels will require us to increase our user base and/or our revenues per loan processed by our customers in order to maintain our financial performance. Any additional decrease in residential mortgage volumes would heighten our need to increase our revenues. We cannot guarantee we will be successful in these efforts, which could materially adversely affect our business.
Our future performance will be highly dependent on our ability to continue to attract Encompass SaaS customers and, to a lesser extent, to grow revenues from new Ellie Mae Network offerings and new on-demand services.
Mortgage lending volume is expected to be lower in 2013 than it is projected to be in 2012. To maintain or increase our revenues, we must increase the number of users of our software and percentage of our software users who choose our on-demand Encompass SaaS offering, from which we generate greater revenues than
________________

[1]	Bureau of Labor Statistics, Mortgage Employment Statistics, February 2007.

[2]	Bureau of Labor Statistics, Mortgage Employment Statistics, October 2011.

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
We must also increase use of our Ellie Mae Network offerings and our other services, such as our TQL initiative, Encompass Compliance Services and Encompass Closer services. We only introduced our TQL initiative in the fourth quarter of 2011, and we currently have two investor customers. We cannot guarantee these Ellie Mae Network and other service offerings will achieve market acceptance and be successful. In the event these efforts are not successful, our business and growth prospects would be adversely affected.
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
A shift in residential mortgage volume to the retail channels of mega lenders would adversely affect our business opportunities.
The percentage of the national volume of residential mortgages in the United States that were funded directly through the retail channels of mega lenders fluctuates. For example, due in part to the turmoil in the mortgage industry and the decrease in mortgage origination volumes, the percentage increased from 34% in 2006 to 58.2% in the first quarter of 2011.3 We market our Encompass software to mortgage lenders and mortgage brokers but not to mega lenders as they generally have their own proprietary loan origination software. If a dramatic shift towards mega lenders were to occur again, our business and growth prospects would be materially adversely affected.
________________

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
The satisfactory performance, reliability and availability of the Ellie Mae Network, our on-demand hosted Encompass software, our website, our services, including our Encompass compliance services, and our network infrastructure are critical to our reputation and our ability to attract and retain Ellie Mae Network participants and Encompass software users. Any systems interruption that results in the unavailability of our network, services or Encompass software or impairs access to Ellie Mae Network participants connected to our network could result in negative publicity, damage our reputation and brand, and hinder our ability to enroll new customers and cause us to lose current customers, all of which could cause our business and operating results to suffer.
We have experienced and may in the future continue to experience temporary system interruptions, either to the Ellie Mae Network or to our Encompass software hosting locations, for a variety of reasons, including network failures, power failures, software errors, including problems with our Encompass software and other third party firmware updates, as well as an overwhelming number of Ellie Mae Network participants and Encompass software users trying to access our network during periods of strong demand. In addition, our two primary data centers, located in Santa Clara, California and Chicago, Illinois, are hosted by a third-party service provider over which we have little control. We depend on this third-party service provider to provide continuous and uninterrupted access to the Ellie Mae Network and our on-demand hosted Encompass software. If for any reason our relationship with this third-party were to end, it would require a significant amount of time to transition the hosting of our data centers to a new third-party service provider.
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
As part of our sales efforts are targeted at larger customers, our sales cycle may become more time-consuming and expensive, we may encounter pricing pressure and implementation and customization challenges, and we may have to delay revenue recognition for some complex transactions, all of which could harm our business and operating results.
Part of our business strategy is to target larger mortgage lenders that handle greater volumes of loans. As we target more of our sales efforts at larger customers, we could face greater costs, longer sales cycles and less predictability in completing some of our sales. In this market opportunity, the customer's decision to use our products and services may be an enterprise-wide decision and, if so, these types of sales could require us to provide greater levels of education regarding the use and benefits of our products and services. In addition, larger customers may demand more customization, implementation services and features. As a result of these factors, these sales opportunities may require us to devote greater sales support and professional services resources to individual customers, driving up costs and time required to complete sales and diverting our own sales and professional services resources to a smaller number of larger transactions, while potentially requiring us to delay revenue recognition on some of these transactions until the technical or implementation requirements have been met.
Supporting our existing and growing customer base could strain our personnel resources and infrastructure, and if we are unable to scale our operations and increase productivity, we may not be able to successfully implement our business plan.
We continue to experience significant growth in our customer base, which has placed a strain on our management, administrative, operational and financial infrastructure. We anticipate that additional investments in our infrastructure, implementation capabilities, research and development and general and administrative spending will be required to scale our operations and increase productivity, to address the needs of our customers, further develop and enhance our products and services and scale with the overall growth of our company.
Professional services, such as implementation services, may also be performed by a third party or a combination of our own staff and a third party. Our strategy is to work with third parties to increase the breadth of capability and depth of capacity for delivery of these professional services to our customers. If a customer is not satisfied with the quality of work performed by us or a third party or with the type of services or solutions delivered, then we could incur additional costs to address the situation, the profitability of that work might be impaired, and the customer's dissatisfaction with our products and services could damage our ability to obtain additional work from that customer. In addition, negative publicity related to our customer relationships, regardless of its accuracy, may further damage our business by affecting our ability to compete for new business with current and prospective customers.
Growth may place significant demands on our management and our infrastructure.
Our growth has placed and may continue to place significant demands on our management and our operational and financial infrastructure. As our operations grow in size, scope and complexity, we will need to improve and upgrade our systems and infrastructure, including our data centers and financial reporting systems. These upgrades and improvements are necessary in order to offer an increasing number of customers enhanced solutions, features and functionality and to ensure continued adequate controls over financial reporting.
In addition, the expansion of our systems and infrastructure will require us to commit substantial financial, operational and technical resources in advance of an increase in the volume of business, with no assurance that the volume of business will increase. Continued growth could also strain our ability to maintain reliable service levels for our customers, develop and improve our operational, financial and management controls, enhance our reporting systems and procedures and recruit, train and retain highly skilled personnel.
Managing our growth will require significant expenditures and allocation of valuable management resources. If we fail to achieve the necessary level of efficiency in our organization as it grows, our business would be harmed. We are in the process of upgrading and/or replacing various software systems. Unanticipated problems impacting the implementation of these systems could significantly increase the expenditures and resources allocated to this project and could harm our business. If the implementations of these new applications are delayed, or if we encounter unforeseen problem with our new systems or in migrating away from our existing applications and systems, our operations and our ability to manage our business could be negatively impacted.
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
Fannie Mae and Freddie Mac play a very important role in providing liquidity, stability and affordability in the current U.S. residential mortgage market. In particular, they participate in the secondary mortgage market by purchasing mortgage loans and mortgage-related securities for investment and by issuing guaranteed mortgage-related securities. In February 2011, the Obama administration delivered a report to Congress which proposed the winding down of Fannie Mae and Freddie Mac and shrinking the federal government’s role in the housing market. This proposal includes the withdrawal of government guarantees currently available on certain residential loans and increasing the down payment requirements for borrowers, both of which could reduce mortgage lending volume. In February 2012, the Federal Housing Finance Agency sent Congress a strategic plan to wind down Fannie Mae and Freddie Mac over the next several years. This proposal includes building a new infrastructure for the secondary mortgage market, continuing to shrink Fannie Mae’s and Freddie Mac’s operations by eliminating the direct funding of mortgages and shifting mortgage credit risk to private investors, and maintaining foreclosure prevention activities and credit availability. In August 2012, the U.S. Department of the Treasury announced it would require Fannie Mae and Freddie Mac to reduce their investment portfolios more quickly, at an annual rate of 15% versus the previous rate of 10%. The effects of these proposals or any significant structural change to the U.S. residential mortgage industry may cause significant disruption to the mortgage market. If we are unable to react effectively and quickly to changes in the residential mortgage industry, our business could be harmed.
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
We have been and continue to be involved in legal proceedings, claims and other litigation. For example, we are currently involved in defending against a patent infringement lawsuit against us and one other party filed by Industry Access Incorporated. For more on legal proceedings, see Note 7 of the Notes to Condensed Consolidated Financial Statements.
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

ITEM 6—EXHIBITS

Exhibit Number	Description of Document

10.1	Ellie Mae, Inc. Senior Executive Performance Share Program

10.2	Form of Notice of Grant of and Agreement for Performance Shares for Senior Executives

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
_________________

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

ELLIE MAE, INC.

Date: November 7, 2012	By:	/s/ Edgar A. Luce
Edgar A. Luce
Executive Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized signatory)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

10.1	Ellie Mae, Inc. Senior Executive Performance Share Program

10.2	Form of Notice of Grant of and Agreement for Performance Shares for Senior Executives

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
 _________________

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