Form 10-K
period 2012-12-31
ELLIE MAE INC
filed 2013-03-01
CIK 1122388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K
_____________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
(925) 227-7000
(Registrant’s telephone number, including area code)
_____________________________
Securities Registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	New York Stock Exchange
Securities Registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 29, 2012, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $266,482,000 (based on the last reported sale price of $18.00 on June 29, 2012).
26,146,777 shares of the registrant's common stock, par value $0.0001 per share, were outstanding as of February 22, 2013.

Documents Incorporated by Reference
Portions of the registrant's Proxy Statement for the registrant's 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the registrant's fiscal year ended December 31, 2012.

Ellie Mae, Inc.
Form 10-K
For the Year Ended December 31, 2012

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K and the documents incorporated herein by reference contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. These statements relate to future events or our future financial performance. Forward-looking statements may include words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or other wording indicating future results or expectations. Forward-looking statements are subject to risks and uncertainties, and actual events or results may differ materially. Factors that could cause our actual results to differ materially include, but are not limited to, those discussed under “Risk Factors” in this report. We also face risks and uncertainties relating to our business including: the number of Encompass users; the effectiveness of our marketing and sales efforts to attract new and retain existing SaaS Encompass users and Ellie Mae Network participants; transaction volume on the Ellie Mae Network; the level of demand for our Encompass Docs Solution and other services we offer; the timing of the introduction and acceptance of new Ellie Mae Network offerings and new on-demand services; interruptions in Ellie Mae Network service, our hosted Encompass software and any related impact on our reputation; our ability to protect the confidential information of our Encompass users, Ellie Mae Network participants and their respective customers; customer renewal and upgrade rates; fluctuations in mortgage lending volume; the volume of mortgages originated by our Encompass users; the impact of changes in mortgage interest rates; changes in mortgage originator, lender, investor or service provider behavior and any related impact on the residential mortgage industry; our ability to accurately forecast revenues and appropriately plan our expenses; the increased time, cost and complexity that may be required to successfully target larger customers; our ability to scale our operations and increase productivity to support our existing and growing customer base; our ability to successfully manage our growth and any future acquisitions of businesses, solutions or technologies; the timing of future acquisitions of businesses, solutions or technologies and new product launches; the impact of uncertain domestic and worldwide economic conditions, including the resulting effect on residential mortgage volumes; changes in government regulation affecting Ellie Mae Network participants or our business, and potential structural changes in the U.S. residential mortgage industry; the attraction and retention of qualified employees and key personnel; our ability to compete effectively in a highly competitive market and adapt to technological changes; our ability to enhance the features and functionality of our Encompass software and the Ellie Mae Network; our ability to protect our intellectual property, including our proprietary Encompass software; costs associated with defending intellectual property infringement and other claims; our ability to maintain effective internal controls and the risk of natural and man-made catastrophic interruptions to our business. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that arises after the date of this report, or to conform such statements to actual results or changes in our expectations.
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
Our Encompass software is an end-to-end, comprehensive enterprise solution that handles most of the functions involved in running the business of originating mortgages: customer relationship management; loan processing; underwriting; preparation of application, disclosure and closing documents; funding and closing the loan for the borrower; compliance with regulatory and investor requirements and overall enterprise management. Delivery of our Encompass software in an on-demand SaaS environment provides customers with the added benefits of lower up front implementation costs and reduced need for an infrastructure of servers, storage and network devices as well as providing access to the most current release of an application, periodic upgrades and regulatory updates.
We also host the Ellie Mae Network, a proprietary electronic platform that allows Encompass users to conduct electronic business transactions with investors and settlement service providers to process and fund loans. The Ellie Mae Network electronically connects the approximately 74,000 mortgage professionals using our Encompass software to the mortgage lenders, investors and service providers integral to the origination and funding of residential mortgages.

For mortgage originators, the Encompass software we provide is a comprehensive operating system that handles key business and management functions involved in running a mortgage origination business and serves as a gateway to the Ellie Mae Network. Mortgage originators use Encompass as a single tool for loan processing, marketing, customer communication and to interact electronically with lenders, investors and service providers over the Ellie Mae Network. We also offer Encompass users a variety of additional software services, including automated preparation of the documents borrowers must sign to obtain a loan; automated review of loan files to check for compliance with federal, state and local regulations; automated product and pricing of loans to determine appropriate mortgage programs for a particular borrower; electronic document management, or EDM, and websites used for customer relationship management.
For the lenders, investors and service providers on the Ellie Mae Network, we provide electronic connectivity that allows them to do business with a significant percentage of the mortgage origination professionals in the United States.
Mortgage originators pay for Encompass software either as a service, with monthly fees based on the number of licensed users as well as mortgages funded, or through licensing and recurring subscription fees. Our additional services are paid on a subscription or transaction basis. Lenders and service providers participating in the Ellie Mae Network also pay us fees, generally on a per transaction basis, for business received from Encompass users.
Corporate Information
We were founded in 1997 as a California corporation, reincorporated as a Delaware corporation in November 2009 and completed our initial public offering of our common stock in April 2011. Our mailing address and executive offices are located at 4155 Hopyard Road, Suite 200 Pleasanton, California 94588 and our telephone number at that address is (925) 227-7000. We are subject to the information and periodic reporting requirements of the Securities Exchange Act of 1934, or Exchange Act, and, in accordance therewith, file periodic reports, proxy statements and other information with the Securities and Exchange Commission, or SEC. Such periodic reports, proxy statements and other information are available for inspection and copying at the SEC's Public Reference Room at 100 F Street, NE., Washington, DC 20549 or may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website at http://www.sec.gov that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. We also post on the Investor Relations page of our Website, www.elliemae.com, a link to our filings with the SEC, our Corporate Governance Guidelines and Code of Business Conduct and Ethics, which applies to all directors and all our employees, and the charters of our Audit, Compensation, Nominating and Corporate Governance committees of our board of directors. Our filings with the SEC are posted on our Website and are available free of charge as soon as reasonably practical after they are filed electronically with the SEC. Please note that information contained on our Web site is not incorporated by reference in, or considered to be a part of, this report. You can also obtain copies of these documents free of charge by writing to us at: Corporate Secretary, Ellie Mae, Inc., 4155 Hopyard Road, Suite 200, Pleasanton, CA 94588, or emailing us at: ir@elliemae.com.

Mortgage Industry Overview
Overview of Mortgage Origination Market
Mortgage origination is a big business. For each of the past ten years, between seven million and 19 million new residential mortgages aggregating between $1.4 trillion and $3.8 trillion per year were funded in the United States by a variety of “mortgage originators.”1 Mortgage originators typically advise borrowers, process loan files, collect and verify the property and borrower data upon which lending decisions are based and, in the majority of cases, fund and close the mortgage loan. According to the Bureau of Labor Statistics, there were approximately 272,900 individuals engaged in originating residential mortgages across the United States at December 31, 2012.2 These individuals generally work for one of three categories of originators: mega lenders, other mortgage lenders and mortgage brokerages.

•
Mega Lenders. There are approximately 20 mega lenders, which typically are large commercial banks that have both a retail channel in which they work directly with borrowers to originate loans and a wholesale channel in which they buy loans originated by other mortgage originators, such as mortgage banks, smaller lenders, credit unions and mortgage brokerages.

________________

1
Mortgage Bankers Association, MBA Quarterly Origination Estimates from 2003 to 2012. Copyright 2012;
Mortgage Bankers Association, Quarterly Mortgage Bankers Performance Report for Independent Mortgage Companies and Subsidiaries of Banks, A - Highlights, Copyright June 2012.

2	Bureau of Labor Statistics, Mortgage Employment Statistics, February 2013.

•
Mortgage Lenders. There are approximately 7,600 mortgage lenders other than mega lenders[3], including non-depository mortgage banks, smaller commercial banks, thrifts and credit unions. These mortgage lenders source and fund loans and generally sell most of these funded loans to mega lenders or other investors.

•
Mortgage Brokerages. Mortgage brokerages are independent sales companies that originate loans for multiple mortgage lenders. They process and submit loan files to mortgage lenders or mega lenders that, in turn, actually fund the loans. The volume of loans originated through mortgage brokerages was less than 11% of the mortgage origination market during 2012 [4] and revenue from this channel is not a significant part of our business.

Based on information provided by Inside Mortgage Finance, 44% of mortgages originated nationwide in 2012 were funded directly through the retail channels of the mega lenders5 and the remaining 56% were funded through other wholesale channels, mortgage lenders and brokerages. For 2011 and 2010, this split was 45.0% / 55.0%6 and 43.4% / 56.6%7, respectively.
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

Point of Sale

The mortgage originator's loan officer:

- Is contacted by a borrower
- Gathers borrower's financial information
- Orders a credit report
- Determines borrower's qualification for a loan
- Provides initial disclosures to the borrower
- Discusses with the borrower the available loan options (prices and terms)
- Selects the loan and locks the rate
- Transmits the loan file to the processing department

Processing

The mortgage originator's processor:

- Reviews conditions required by the lender or investor to close the loan
- Requests and verifies documentation and credit worthiness
- Orders settlement services from third party vendors (for example appraisal, flood and title reports and mortgage insurance)
- Submits the completed loan package to the underwriting department

Underwriting

The lender's underwriting department:

- Reviews for regulatory compliance and fraud
- Reviews documentation to determine if the underwriting guidelines and conditions for funding are met
- Usually orders a second credit report
- Makes a decision to fund the loan
- Notifies the closing department when all underwriting requirements and conditions have been satisfied

Closing and Funding

The lender's closing department:

- Again reviews the loan package
- Confirms the closing date, fees and special requirements with the third-party settlement agent
- Prepares the closing package for a signature
- Sends closing instructions, closing package and funds to the settlement agent for preparation and execution of closing documents
- Upon final review of the signed closing documents, funds are disbursed

Post-Closing

The lender's quality control department:

- Conducts another review of the closed loan package
- Follows up with the settlement agent on any missing or problem documents
- Registers the loan with a central clearing house to facilitate future transfers between investors or servicers
- Sets up the loan for servicing prior to potential transfer of the servicing rights to a third party

Shipping and Delivery

The lender's shipping department:

- Prepares and sends the loan package to the appropriate parties
- The recipient reviews the loan data and loan package and, if satisfied, the recipient remits payment to the lender

________________

3	Federal Financial Institutions Examination Council, Federal Financial Institutions Examination Council Announces Availability of 2011 Data on Mortgage Lending, September 18, 2012.
4	Inside Mortgage Finance, February 22, 2013, p. 3, Retail Extends Its Domain in 2012, Claims Record Share Of Total Production Despite 4Q12 Wholesale Rebound, Copyright 2013.
5	Inside Mortgage Finance, February 22, 2013, p. 5, Top Wholesale/Correspondent Channels: 12M2012, Copyright 2013.
6	Inside Mortgage Finance, February 17, 2012, p. 4, Top Retail Producers in 2011, Copyright 2012.
7	Inside Mortgage Finance, February 25, 2011, p. 4, Top 25 Retail Producers in 2010, Copyright 2011.

In addition to the challenges involved in processing loans, mortgage originators must satisfy a multitude of federal, state and local regulations and address basic business needs, including marketing, sales, product fulfillment, customer support, reportingand general management functions. Historically, most mortgage originators have operated their businesses using separate task-specific software applications that were interconnected, if at all, through customized integrations. This often resulted in constraints on effective collaboration among operating departments, limited ability to monitor the business comprehensively, increased risk of error due to inconsistent data, failure to incorporate current regulations into work flows, inadequate security and control over the process and expensive technical integration and maintenance costs.
Recent Mortgage Industry Trends and Developments
The residential mortgage industry continues to evolve and undergo significant changes since 2007, largely in response to the hundreds of billions of dollars of loan defaults and massive losses suffered by lenders and investors. The losses incurred have led to three major trends that significantly impact the residential mortgage industry.
Increased Regulation Affecting Lenders and Investors
Many regulatory reforms have been introduced or proposed to ensure meaningful disclosures by lenders to borrowers, increased transparency and objectivity of settlement services and greater accountability of lenders and mortgage originators, including pending material changes to:

•
Regulation Z of the Truth in Lending Act of 1968, as amended, or TILA, by the Consumer Financial Protection Bureau, or CFPB, with a yet to be determined effective date in which the CFPB will implement amendments to TILA made by the Dodd-Frank Act to require that creditors determine a consumer's ability to repay a mortgage before making a loan, establish standards for complying with the ability to repay requirement by defining a “qualified mortgage” and establish minimum mortgage underwriting standards.

•
Both Regulation X of the Real Estate Settlement Procedures Act of 1974 as amended, or RESPA, and Regulation Z of TILA by the CFPB with a yet to be determined effective date in which the Dodd-Frank Act directs the CFPB to issue proposed rules and forms that combine certain disclosure that consumers receive in connection with applying for and closing on a mortgage loan. In addition to combining the existing disclosure requirements and implementing new requirements in the Dodd-Frank Act, the proposed rule provides extensive guidance regarding compliance with those requirements.

•
Both Regulation X of RESPA, and Regulation Z of TILA by the CFPB with a yet to be determined effective date in which the CFPB will implement amendments to RESPA and TILA made by the Dodd-Frank Act to expand the types of mortgage loans that are subject to the protections of the Home Ownership and Equity Protection Act of 1994, or HOEPA, by revising and expanding the triggers for coverage under HOEPA, and by imposing additional restrictions on HOEPA mortgage loans, including a pre-loan counseling requirement.

In addition to the regulatory reforms that have been introduced or proposed, other significant changes in regulations have been implemented since 2008 that are subject to regulatory enforcement including:

•	implementation of the Secure and Fair Enforcement for Mortgage Licensing Act of 2008, as amended, or SAFE, designed to require licensing and tracking of mortgage originators;

•
material changes to Regulation X of RESPA by the Department of Housing and Urban Development, or HUD, effective January 1, 2010, which require enhanced disclosure to protect borrowers in the mortgage process; and

•
material changes to Regulation Z of TILA by the Federal Reserve Board to protect consumers in the mortgage market from unfair or abusive lending practices that could arise from certain loan originator compensation practices by prohibiting payments to loan originators based on the terms or conditions of the transaction other than the amount of credit extended.

These regulatory reforms further complicate the process and increase the amount of documentation required to originate and fund residential mortgages.
Increased Quality Standards Imposed by Regulators, Lenders and Investors
Lenders have eliminated many high-risk loan product offerings and have significantly tightened underwriting and processing requirements. Similarly, investors seek higher-quality, lower-risk loans in which to invest. Consistent with these tightened standards, lenders and investors are demanding increased levels of documentation of the data upon which a lending decision will be based, increased use of third-party services to obtain unbiased and independent verification of borrowers' creditworthiness, greater proof of the adequacy of the collateral securing mortgages and strict compliance with regulatory requirements. This trend further complicates the process by increasing the amount of documentation and number of services required to originate and fund residential mortgages. Increased enforcement by federal and state regulators continues to encourage mortgage originators to explore technology solutions that provide adequate controls and policy enforcement to facilitate originating compliant loans.

Greater Focus on Operational Efficiencies
Mortgage originators experienced an approximately 40% increase in operational costs between 2009 and 20118 as a result of increased regulation and investor demands for loan quality. Increased costs of complying with new regulations and quality standards are encouraging mortgage originators to increase their efficiency and reduce fixed expenses, leading them to explore technology solutions to automate their business processes as well as methods to avoid or reduce expenses that are not tied to revenue generating activities.
The Ellie Mae Solution
Ellie Mae's platform of comprehensive on-demand, technology-enabled solutions helps streamline and automate the mortgage origination process, increasing efficiency, facilitating regulatory compliance and reducing documentation errors for our users.

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

•
The other Encompass software services we offer Encompass users include borrower-facing websites which enable originators to market to, communicate with and support their customers, as well as automated solutions that format disclosure and closing documents, electronically manage loan documents, verify reported income, verify regulatory compliance and match specific borrowers to the most appropriate mortgage products offered by the lender.

•
The Ellie Mae Network enables Encompass users to submit loan data and entire files electronically and securely to lenders and order and receive electronic settlement services necessary to originate a loan.

•
During 2011, we launched the pilot program for our Total Quality Loan, or TQL, initiative and we have two investor customers. TQL is designed to further enhance the quality, compliance and saleability of loans that are originated through our Encompass software. TQL offers a suite of fraud detection, valuation, validation and risk analysis services, tailored to individual aggregator/investor requirements. Our secure, tamper-proof technology enables correspondent lenders to share the findings and data from those services with investors and other stakeholders in the industry supply chain.

For lenders, investors and service providers:

•
The Ellie Mae Network provides lenders, investors and service providers greater and more cost-effective electronic access to a significant percentage of mortgage origination professionals, increasing their revenue opportunities and lowering their marketing and loan aggregation costs.

•
Lenders, investors and service providers can seamlessly receive data directly from mortgage originators, reducing redundant data entries and errors and lowering loan-fulfillment and customer support costs.

•	Lenders can also use the Ellie Mae Network to ensure they only receive loan applications that meet their specific loan quality and compliance standards.

•	Our TQL initiative provides investors greater assurance of both loan quality and compliance with their own lending requirements.
We market our Encompass software primarily to mortgage lenders rather than to mega lenders as mega lenders generally have their own proprietary loan origination software. However, the wholesale divisions of many mega lenders participate in the Ellie Mae Network and interact electronically with Encompass users to fund or purchase loans processed by those originators.

________________

8	Mortgage Bankers Association, Annual Mortgage Bankers Performance Report 2011 Data, Net Loan Production Income and Expense, $ per loan, Copyright June 2012.

Our Strategy
Our mission is to be the industry standard platform for residential mortgage originations in the United States. Key elements of our strategy include:
Increase the number of Encompass users.    We continue to focus our marketing efforts and product development to increase the number of mortgage banks, commercial banks, thrifts and credit unions using Encompass software and solutions. Mortgage lenders typically require software with comprehensive functionality to meet their various needs and generally order most of the settlement and other services available on the Ellie Mae Network in the process of funding loans. We continue to grow our sales department as we expect an increased number of mortgage lenders to assess new platform options and replace their legacy systems in response to the increased quality standards and compliance mandates affecting the industry.
Focus sales efforts on Encompass SaaS.    We are focusing our marketing and sales efforts on our Encompass software-as-a-service on-demand offering, or Encompass SaaS, particularly our success-based pricing model, in contrast to our on-premise license model. With Encompass SaaS, the customer does not pay the significant up-front licensing fee associated with our on-premise license software but rather pays fees based on the number of loans they fund, or success basis, subject to monthly base fees, which we refer to as success-based pricing. We believe this offering is particularly attractive in the present residential mortgage origination market as it aligns customers' payments for our software solutions with their own receipts of revenues. This business model also increases the efficiency of our sales and marketing efforts by allowing us to sell multiple products and services, including our SaaS version of Encompass, CenterWise, Encompass Docs Solution, Encompass Compliance Service and Encompass Product and Pricing Service, to our mortgage lender customers in a single sales effort.
Sell additional products and services to Encompass users.    By utilizing our comprehensive suite of bundled products and services, customers avoid the risk and effort of needing to cobble together two or more solutions from our competing vendors. To the extent users do not subscribe to our bundled offering, we intend to encourage use of more of the Encompass software services we currently offer, such as document preparation, EDM, compliance services, product and pricing services and website hosting. As our customers opt for supplemental on-demand software and services, we generate additional revenues. These are services the lender must use to originate loans and by encouraging our customers to use these through the Encompass platform we can help offer the lender greater efficiency and cost savings and continue to drive additional revenue per user. We also intend to develop additional products and services to sell to our Encompass users.
Expand the use of settlement services on the Ellie Mae Network.    The Ellie Mae Network provides mortgage originators electronic access to many of the investors and mega lenders, and most of the service providers that they need to interact with, in order to process and fund loans. At December 31, 2012 and 2011 our Encompass users employed the Ellie Mae Network to process on average approximately six and five transactions per loan file, respectively. These transactions included electronic ordering of credit reports and accessing the automatic underwriting systems of Fannie Mae and Freddie Mac. Electronic interaction over the Ellie Mae Network is less frequent with other service providers, such as appraisers and title and flood reporting companies. We believe this usage is lower in part because customers believe that the electronic solutions provided by settlement service entities do not offer superior electronic solutions to traditional processes. We intend to encourage providers of settlement services, such as title reports and appraisals, to deliver these services electronically through the Ellie Mae Network as such solutions improve over traditional processes.
Sell enhanced Ellie Mae Network offerings to investors, mega lenders and service providers.    We intend to continue to add functionality and services to the Ellie Mae Network so investors, mega lenders and service providers can more effectively do business with mortgage originators. For example, we introduced our TQL initiative in 2011. Investors can populate mortgage originators' Encompass software with specific compliance, underwriting and documentation requirements for loans prior to delivery in order to screen loans for quality and regulatory compliance. In addition, we are working to add more of our lender and investor customers to our TQL initiative.
Acquisitions.    Our industry is highly fragmented, and we believe there are strategic opportunities available to acquire competing software companies or software providers that offer related mortgage origination functionality that will complement and increase the attractiveness of our Encompass software offerings. For example, in January 2011, we acquired and integrated certain assets of Mortgage Pricing System, LLC, or MPS, to introduce our Encompass Product and Pricing Service and in August 2011, we acquired all of the outstanding shares of Del Mar Datatrac, Inc., or DMD, a mortgage lending automation business, to increase our lender user base and provide additional proprietary back-end mortgage lending software. We intend to continue pursuing additional strategic acquisitions.

Products and Services
Encompass Software
Encompass is our proprietary software product that combines loan origination, business management and customer relationship management software for mortgage originators, and also provides seamless access to the lenders and service providers on the Ellie Mae Network. The Encompass software platform helps users structure and streamline their mortgage origination process and facilitates collaboration among internal departments of a mortgage origination company. It supports efficiency in gathering, reviewing and verifying mortgage related data and in producing accurate documentation. It also enables enforcement of rules and business practices designed to ensure loan quality, adherence to processing standards and regulatory compliance. The core architecture of Encompass uses a single database that is accessible to all participants throughout the mortgage origination process.
Encompass provides the following features and benefits:

Feature	Benefits
Customer Acquisition and Relationship Management	•	Sales and marketing tools to help acquire and grow new business and pre-qualify prospective borrowers.
	•	Integration to a custom branded website to help attract new borrowers and create new loans through an online application that flows directly into the Encompass loan pipeline.
	•	Automatic lead follow-up and customer retention through campaign management capabilities that allow design and execution of multi-step marketing campaigns.
	•	Pre-qualification tools to start loan applications, access integrated pricing engines and easily find appropriate loan products and prices for a borrower.
	•	Automatic status updates posted to a branded website to keep customers and their real estate and other designated agents informed throughout the loan process.

Processing	•	Configurable pipeline, forms and workflow enable faster loan processing, reduced errors and more efficient business operations.
	•	“Alert” management allows focus on urgent and relevant issues.
	•	Collaboration tools keep stakeholders informed and reduce need to manually update other employees, partners and borrowers.
	•	Seamless access to EDM, simplifies document handling and increases data security.

Risk Management and Business Reporting	•	Centralization of all business data and electronic images.
	•	Built-in rules and safeguards to set and enforce business practices.
	•	Management dashboard highlighting key performance indicators.
	•	Predefined reports provide out-of-the-box intelligence and can be modified with a custom report writer.

Connectivity, Personalization and Integration	•	Seamless and secure connections to thousands of service providers and investors on the Ellie Mae Network.
	•	Workflow management to define customer-specific business processes.
	•	User-defined experience through a personalized homepage.
	•	Integration with third-party applications through a software development kit to leverage existing technology investments.

Underwriting	•	Collaborate with all origination team members to respond effectively to underwriting requests and track underwriting conditions.
	•	Communicate loan conditions, request and receive mortgage documents and track conditions and documents in a single system.
	•	Access electronic copies of borrower documents within the loan file and compare them with actual loan data to reduce risk of data inconsistencies.

Secondary Marketing and Trade Management	•	Manage lock requests and accurately track buy-side and sell-side pricing.
	•	Allocate loans that qualify for trades, track progress and capture key trade details.
	•	Alerts provide notification of deadlines to help avoid late-delivery fees.

Closing and Funding	•	Enter closing data, perform audits and order closing documents all within a single loan file.
	•	Closing data populates funding worksheets, helping to reduce errors and enable faster funding.

Post-Closing, Shipping and Delivery	•	Comprehensive tracking, fulfillment and shipping of loan package.
	•	Tools to manage interim servicing before selling loans to investors.

Advanced Customization and Business Rule Management	•	Enterprise-level functionality for higher level security, more granular control of processes and flexible customization of the software.
	•	Comprehensive control over workflow, business rules, processes and user groups.

Mortgage originators can subscribe to Encompass SaaS, an on-demand solution that we host which the customer accesses through the Internet. Mortgage originators subscribing to Encompass SaaS pay monthly per-user subscription fees or fees on a success basis, either separately or as a bundled package, subject to monthly base fees. The success-based pricing model also includes our Encompass Docs Solution and Encompass Compliance Services. Alternatively, mortgage originators can license Encompass software for an initial fee as a perpetual license with annual maintenance fees, an on-premise solution which is self-hosted and maintained by the customer.
Encompas360 Solutions and Services
Solutions offered within our on-demand platform include the Ellie Mae TQL Program, Encompass CenterWise, Encompass TPO WebCenter, Encompass Docs Solution, Encompass Compliance Service, Encompass Product and Pricing Service, Encompass 4506-T Service, Encompass Appraisal Service and Encompass Commissions.

Ellie Mae TQL Program: The Ellie Mae TQL Program is a centralized platform of services within Encompass360 that facilitates improved consistency, efficiency and loan quality. TQL enables the ordering of multiple necessary services, such as compliance, income verification, fraud checks, collateral risk, and more, from one tool. If selling mortgages to investors, TQL also aligns the ordered services with those required by the specific investor to help expedite the sales process for both lender and investor.
Encompass CenterWise: Encompass CenterWise is a bundled offering of Encompass WebCenter and Encompass EDM.

Encompass WebCenter: Encompass WebCenter provides the ability to create and customize professional websites for lender headquarters, branches and/or loan officers. Encompass WebCenter helps facilitate the interaction of Encompass360 users with borrowers, allowing prospective borrowers to initiate loan applications online. If an application is initiated online, it is fed into the loan originator's Encompass360 loan processing pipeline. Encompass WebCenter provides borrowers and their real estate agents real-time 24/7 loan status updates.

Encompass Electronic Document Management. Encompass EDM gives Encompass360 users the ability to go paperless and receive, store, manage and deliver any documents electronically and securely to borrowers, real estate agents, lenders and settlement service providers. Encompass EDM creates virtual loan folders, or eFolders, containing all documents involved in the loan process including those generated by the Encompass360 software, documents received electronically and paper documents that are digitized using facsimile, document recognition and scanner technology. Encompass EDM gives borrowers the option to eSign or wet sign disclosures. Once a loan is funded, Ellie Mae servers retain the virtual loan folder for long-term storage and compliance.

Encompass TPO WebCenter: Encompass TPO WebCenter is a web-based extension of Encompass360 that enables loan level interaction between a third-party originator, or TPO, and a lender. TPO WebCenter provides a secure, synchronized web-based environment for the TPO to upload loan files and supporting documentation directly into the Encompass360 software used by the lender. As the lender confirms locks, changes milestones and adds conditions, the TPO sees what is happening in real-time through the TPO WebCenter, eliminating back and forth emails and faxes.

Encompass Docs Solution: Encompass Docs Solution is an integrated, comprehensive initial disclosure and closing document preparation solution that electronically generates the dozens of documents a borrower must receive and sign prior to the funding of a loan. Unlike other third-party document preparation services, mortgage originators using Encompass Docs Solution do not have to move loan data from their loan origination system to a separate closing system. The data, calculations and compliance tests are all within Encompass360. As a result, Encompass Docs Solution speeds the accuracy and efficiency of the document preparation to closing process.

Encompass Compliance Service: Encompass Compliance Service analyzes mortgage loan data for compliance with consumer protection laws and institutionally mandated compliance policies. Encompass Compliance Service can automatically run loan file checks multiple times during processing, underwriting, closing or funding a loan to check against a comprehensive set of federal, state and local regulations. Quick results analysis and review capabilities help identify any compliance problem or data that needs correcting. Encompass Compliance Service is integrated with Encompass360 but can be used with other loan origination software as well.

Encompass Product and Pricing Service: Encompass Product and Pricing Service allows Encompass360 users to automatically compare qualified loan products with the latest pricing and easily pinpoint the best program for a borrower. Seamless two-way workflow sends information directly from the loan file to the product and pricing engine and adjustment information directly back into Encompass360 incorporating loan officer compensation compliance rules into loan pricing.

Encompass 4506-T Service: Encompass 4506-T Service is an integrated income verification solution that allows users to electronically order tax return data from the Internal Revenue Service, quickly receive reports back, and compare and validate the income stated on the loan application to the borrower's actual tax returns.

Encompass Appraisal Service: Encompass Appraisal Service enables Encompass360 users the ability to seamlessly order, track, and retrieve appraisal reports from within Encompass360. Users can manage their own panel of independent appraisers or work with one of Ellie Mae's integrated appraisal management companies.

Encompass Commissions: Encompass Commissions automates the sales commissions process from within Encompass360 to calculate, communicate and reconcile commissions across the organization. Encompass Commissions is integrated with Encompass360 thereby reducing re-keying and improving data accuracy. It also enforces loan officer compensation compliance policies by simultaneously documenting them for audit purposes.
The Ellie Mae Network
A key component of our on-demand software services is the Ellie Mae Network, which enables mortgage originators to choose from, and connect to, a broad array of investors and mega lenders and third party service providers essential to the processing and funding of loans. Key functions of the Ellie Mae Network are:

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
Investors, mega lenders and service providers enter into contracts with us that allow their proprietary operating systems to inter-operate with the Ellie Mae Network. Lenders and service providers generally pay us fees on a per transaction basis when the mortgage originator orders these services through the Ellie Mae Network. The table below describes some of the services that mortgage originators may order during the mortgage origination process.

Type	Description
Credit Report	A report verifying a loan applicant's credit standing to predict statistically how likely the applicant is to repay future debts.

Product Eligibility and Pricing Engine	A service that allows a mortgage originator to compare loans offered by different lenders and investors to determine the best product and price available to a particular borrower.

Automated Underwriting	A service provided by Fannie Mae and Freddie Mac that analyzes and determines whether a loan meets the requirements for eventual acquisition by them.

Data Transmission to and from Lenders and Investors	Mortgage originators transmit data for loan underwriting, pricing and registration prior to delivery of loan package to the lender.

Appraisal Report	An estimate of value of the property securing the mortgage conducted by a licensed appraiser and used by the lender to determine whether the loan is adequately collateralized.

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

Income, Identity and Employment Verifications
Services that automate the verification of each of a borrower's income, identity and employment through a variety of sources, including the Internal Revenue Service, Social Security Administration and other third parties.

Sales, Marketing and Customer Support
Our sales force consists of four distinct teams who are deployed across the country in Sales Development, New Account Acquisition, Solution Engineering and Account Management. These teams manage our customer accounts, focus on continuing to expand the customer base and encourage adoption of the Ellie Mae Network.
To build brand awareness and generate sales leads, we conduct direct marketing campaigns, web-based workshops, public relations campaigns and media advertising. We attend and sponsor many mortgage and banking industry conferences and host our own user summit to strengthen our brand and broaden the business within our customer base.

Our implementation and support teams promote best practices-based implementations to allow customers to support their preferred work flows and integrate with other critical systems while improving productivity and ensuring that they remain compliant. Our product training representatives offer live and online technical support and product training. Our training catalogue includes a variety of training programs including in-field custom seminars for larger groups of customers, live or recorded on-line webinars to assist customers in conducting a mortgage business in general and in using our products in particular, and in-product and training videos to allow training on demand.
Technology
Our technology infrastructure supports all of our on-demand products and services.
Data Centers and Network Access
Our primary data centers are hosted by a leading SSAE-16 Type II certified provider of hosting services in Santa Clara, California and Chicago, Illinois. All applications provided by Ellie Mae will run actively in either of these two sites at any time. During 2012, we performed a complete refresh of our data centers and infrastructure to increase reliability, meet future scalability needs and support the product roadmap going forward. This effort has significantly increased overall systems capacity while adopting industry standard certified design which is independently audited for security and scalability.
The data centers host all of the Ellie Mae Network services and SaaS versions of our Encompass software. The data centers are designed with fault tolerance protection for all layers of the platform and infrastructure, including routers, switches, load balancers and firewalls, as well as the web and application services and backend database connections. In the event of a complete site failure, such as may occur in the event of a regional natural disaster, all of the services in a site can be recovered to the other site as a part of our disaster recovery strategy.
Network Security
All data transmitted and processed within the Ellie Mae Network and to our customers is encrypted using industry standard Secure Sockets Layer (SSL) protocol to protect sensitive data against third-party disclosure in transit.  Servers and network components are secured with access control mechanisms and protected by hardened industry standard firewalls, virus protection and intrusion prevention/detection systems. Security services are constantly monitored and updated in order to address emerging vulnerabilities. Even with our robust security monitoring and detection systems, we cannot guarantee that our security measures will prevent security breaches and we may need to expend significant resources to protect against and remedy any potential security breaches and their consequences. Threats and vulnerabilities to any network infrastructure are exposed continuously and there are often time lags before mitigations are deployed by our vendors.
Research and Development
We devote substantial resources to enhance the features and functionality of our offerings as well as developing new products and services. Our research and development expenses totaled $18.1 million, $13.0 million and $10.5 million in the years ended December 31, 2012, 2011 and 2010, respectively.

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
We are committed to developing and protecting our intellectual property and, where appropriate, file patent applications to protect our technology. We currently hold seven United States, or U.S., patents, with two patent applications pending and three continuing patent applications in the United States. The term of any issued patent in the United States is generally 20 years from its filing date and if our applications are pending for a long time period, we may have a correspondingly shorter term for any patent that may issue. U.S. Patent Nos. 8,364,579 and 7,444,302, which apply to the Internet or cloud-based transaction platforms that connect our customers to lenders, vendors and Government Sponsored Enterprises in the Ellie Mae Network within the Encompass360 Loan Origination System, expire in 2022 and 2025, respectively. U.S. Patent No. 8,126,920, which applies to the enterprise security management system of the Encompass360 Loan Origination System, expires in 2029. U.S. Patent Nos. 7,472,089 and 8,117,117, which apply to web integration of Loan Origination Software interfaces used in lender and vendor connections in the Ellie Mae Network, expire in 2024. U.S. Patent Nos. 7,412,417 and 7,752,124, which apply to the Mavent rule-based validation engine and its automation used in our Encompass Compliance Service, expire in 2020. Our present and future patents may provide only limited protection for our technology and may not be sufficient to provide competitive advantages to us. Furthermore, we cannot guarantee any patents will be issued as a result of our patent applications.
We hold a number of registered and unregistered trademarks, service names and domain names that are used in our business in the United States.
Competition
The mortgage origination software market is highly competitive. There are many software providers catering to mortgage brokerages and mortgage lenders. Our current principal software competitors include: Byte Software Inc., a subsidiary of CBCInnovis; Calyx Technology, Inc.; Davis + Henderson Corporation; Harland Financial Solutions; ISGN Solutions Inc.; Mortgage Builder Software, Inc.; OpenClose Mortgage Software; and PCLender.com, a subsidiary of Lender Processing Services. Some of these software providers, including Calyx Technology, Inc., also provide connectivity between their software users and lenders and service providers.
Competition with Software Providers
We compete against software providers based on our ability to provide:

•
a comprehensive software solution that provides all business-critical functions including customer acquisition, loan processing, task management, communication with borrowers and other mortgage origination participants, reporting, regulatory compliance and general business management;

•	solutions that create efficiencies in gathering, reviewing and verifying mortgage related data and producing accurate documentation;

•	on-demand solutions that reduce the need for IT infrastructure and overhead while providing the ability to update capabilities and adopt new regulations in a timely manner;

•	customizable business rules to automate processes, promote accountability and enforce business practices that help assure loan quality and regulatory compliance;

•	a single database to reduce data errors and facilitate collaboration among departments within a mortgage origination company and comprehensive monitoring of the business of the entire enterprise;

•	attractive pricing options, such as our success-based pricing model, allowing customers to time payments to cash flow;

•	an integrated network to submit loan files electronically and securely to lenders and electronically order all of the services necessary to originate a loan; and

•	security, reliability and data protection.
Competition with Service Providers
We only offer our other Encompass software services to Encompass users. There are many other service providers that also offer our Encompass users competing software services, including:
Borrower-facing Websites. We compete against providers of borrower-facing websites for mortgage originators, including: a la mode, inc.; MGIC Investment Corporation; Mortgagebot, a Davis + Henderson company; and Mortgage Internet Technologies, Inc., (vLender.Com).
Document Preparation Services. We compete against document preparation service providers, including: DigitalDocs, Inc.; DocMagic Inc.; LenderLive Network, Inc.; MRG Document Technologies; Mortgage Banking Systems, Inc.; and Wolters Kluwer Financial Services, Inc.
Compliance Services. We compete against compliance software service providers, including: Interthinx, Inc., a subsidiary of Verisk Analytics, Inc.; LogicEase Solutions Inc., an investee of First American Corelogic; and Wolters Kluwer Financial Services, Inc.
Product and Pricing Services. We compete against product and pricing service providers, including: Insight Lending Solutions, Inc.; Loan Sifter, Inc., Mortech, Inc., a Zillow business; NYLX, Inc.; and Optimal Blue, LLC.
Electronic Document Management. We compete against EDM providers, including: Encomia, LLC; SigniaDocs, Inc.; VirPack Corporation; and Xerox Mortgage Services, Inc.

We compete against these providers not only based on the quality of the service we offer, but also on integration of each specific service provided within the overall workflow of Encompass. This enhances mortgage originators' control over the mortgage origination process and reduces errors and costs through the seamless exchange of data across applications and services.
Competition Regarding the Ellie Mae Network
The Ellie Mae Network is only available to mortgage originators using Encompass software. The principal competition to the use of the Ellie Mae Network remains traditional methods of exchanging data and documents among mortgage industry participants by email, facsimile, phone, courier and mail. In addition, competition comes from mortgage originators using a standalone web browser to go individually to each investor, lender, or service provider's website and then manually upload loan data or enter information into the website. Mortgage originators may continue to use these methods due to habit, personal business relationships or for other reasons, despite the disadvantages of duplicative efforts, time delays, errors and costs, redundant paper documentation and potential privacy and security breaches.
Lenders and service providers, including those who participate on the Ellie Mae Network, can and do connect with mortgage originators that are not Encompass users in a variety of ways, including through other networks between mortgage originators and lenders and service providers such as MGIC Investment Corporation and RealEC Technologies, Inc.
We compete with respect to the Ellie Mae Network based on offering mortgage originators accessibility to a critical mass of investors, lenders and service providers and enabling mortgage originators to transact all aspects of the mortgage origination process over the network. In addition, we compete with respect to the Ellie Mae Network by providing investors, lenders and service providers with greater access to the mortgage origination community, which enables them to increase their revenue opportunity and lower the cost of marketing and customer support.

We believe we generally compete favorably with our competitors; however, many of our actual and potential competitors enjoy substantial competitive advantages over us, such as longer operating histories and significantly greater financial, technical, marketing and other resources.
Government Regulation
The U.S. mortgage industry is heavily regulated. Mortgage originators, lenders, investors and service providers with which we do business are subject to federal, state and local laws that regulate and restrict the manner in which they operate in the residential mortgage industry, including RESPA, TILA, the Mortgage Disclosure Improvement Act, or MDIA, and SAFE. In addition, the passage of the Dodd-Frank Act has increased, and will continue to increase, regulation of the mortgage industry, including: generally prohibiting lenders from making residential mortgage loans unless a good faith determination is made of a borrower's creditworthiness based on verified and documented information; requiring the CFPB to enact regulations to help assure that consumers are provided with timely and understandable information about residential mortgage loans that protect them against unfair, deceptive and abusive practices; and requiring federal regulators to establish minimum national underwriting guidelines for residential mortgages that lenders will be allowed to securitize and sell to third-party investors without retaining any of the loans' default risk. Although we are not directly subject to these laws and regulations, changes to these laws and regulations could broaden the scope of parties or activities subject to regulation and require us to comply with their restrictions, and new products and services developed by us may be subject to, or have to reflect, these laws or regulations.
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
Employees
At December 31, 2012, we had 308 full-time employees, including 161 in sales and marketing, 118 in research and development and technology and 29 in general and administrative functions. None of our employees are covered by collective bargaining agreements.
Facilities
Our corporate headquarters are located in Pleasanton, California, in two facilities totaling 54,000 square-feet, under subleases expiring in May 2015. We also have field-based staff operating in several areas around the country, primarily based in Irvine, California; Calabasas, California; San Diego, California; and Montville, New Jersey.

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
Our future performance will be highly dependent on our ability to continue to attract Encompass SaaS customers and to grow revenues from new on-demand services.
To maintain or increase our revenues, we must increase the number of users of our software and percentage of our software users who choose our on-demand Encompass SaaS offering, from which we generate greater revenues than from our on-premise license offering. Although we believe that recent increases in the number of Encompass SaaS customers were driven by our success-based pricing strategy, we cannot guarantee our success-based pricing strategy will continue to be successful. If it is not successful, or if we are unable to identify an alternate strategy and successfully increase the number of Encompass SaaS customers, we may be materially adversely affected.
Our success will also depend, to a large extent, on the willingness of mortgage lenders to accept the SaaS model for delivering software applications that they view as critical to the success of their business. The SaaS market for the mortgage industry is not as mature as the market for on-premise enterprise software, and it is uncertain whether SaaS will achieve and sustain high levels of customer demand and market acceptance. Our success will depend to a substantial extent on the widespread adoption of the SaaS model. Many enterprises have invested substantial personnel and financial resources to integrate traditional enterprise software into their businesses, and therefore may be reluctant or unwilling to migrate to a SaaS offering. It is difficult to predict customer adoption rates and demand for our services, the future growth rate and size of the SaaS market or the entry of competitive applications. The expansion of the SaaS market depends on a number of factors, including the cost, performance and perceived value associated with SaaS offerings, as well as the ability of SaaS companies to address security and privacy concerns. If other SaaS providers experience security incidents, loss of customer data, disruptions in delivery or other problems, the market for SaaS applications as a whole, including our own products and services, may be negatively affected. If there is a reduction in demand for SaaS caused by a lack of customer acceptance, technological challenges, weakening economic conditions, security or privacy concerns, competing technologies and products, decreases in corporate spending or otherwise, it could result in decreased revenues and our business could be adversely affected.
In order to grow our business, we must expand the use of settlement services on, and increase the number of transactions effected through, the Ellie Mae Network.
To grow our base of Ellie Mae Network participants, we must continue to enhance the features and functionality of our offerings, such as our TQL initiative, Encompass Compliance Services and Encompass Docs Solution services. We only introduced our TQL initiative in the fourth quarter of 2011, and we currently have two investor customers.
We must also convince a variety of potential Ellie Mae Network participants including mortgage lenders, originators, settlement service providers and mega lenders, of the benefits of electronic origination and network participation as compared to traditional mortgage origination methods including paper, facsimile, courier, mail and email.
We cannot guarantee that our Ellie Mae Network and other service offerings will achieve market acceptance. In the event these efforts are not successful, our business and growth prospects would be adversely affected.
System interruptions that impair access to the Ellie Mae Network or our on-demand hosted Encompass software could damage our reputation and brand and substantially harm our business.
The satisfactory performance, reliability and availability of our on-demand hosted Encompass software, the Ellie Mae Network, our website, our services, including our Encompass compliance services, and our network infrastructure are critical to our reputation and our ability to attract and retain Ellie Mae Network participants and Encompass software users. Because our service is complex and incorporates a variety of hardware and proprietary and third-party software, our service may have errors or defects that could result in unanticipated downtime for our subscribers. Internet-based services frequently contain undetected errors when first introduced or when new versions or enhancements are released. We have from time to time found defects in our service and new errors in our service may be detected in the future. In addition, our customers may use our service in unanticipated ways that may cause a disruption in service for other customers attempting to access their data. Since our customers use our service for important aspects of their business, any errors, defects, disruptions in service or other performance problems could result in negative publicity, damage our reputation and brand, reduce our revenue, cause us to issue credits, negatively impact our ability to run our business, and hinder our ability to enroll new customers and cause us to lose current customers, all of which could cause our business and operating results to suffer.
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
Certain confidential information relating to certain of our Encompass users, our Ellie Mae Network participants and their respective customers resides on our third-party hosted data center servers and is transmitted over our network. We rely on encryption and authentication technology licensed from third parties to effect secure transmission of confidential information, including personal information and credit card numbers. These security measures may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance or otherwise. These servers may also be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems, which could result in someone obtaining unauthorized access to our customers’ data or our data, including our intellectual property and other confidential business information, or our IT systems. Because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. The possession and use of personal information in conducting our business subject us to legislative and regulatory burdens that may require notification to customers of a security breach, restrict our use of personal information and hinder our ability to acquire new customers or market to existing customers.
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

We cannot accurately predict subscription renewal or upgrade rates and the impact these rates may have on our future revenue and operating results.
Our customers have no obligation to renew their subscriptions for our service after the expiration of their initial subscription period, which is one to three years , and they may not renew their subscriptions at the same or higher levels. In addition, in the first year of a subscription, customers often purchase a higher level of professional services than they do in renewal years. As a result, our ability to grow is dependent in part on customers purchasing additional subscriptions and services after the initial subscription term. We cannot accurately predict renewal rates given our varied customer base and the number of multi-year subscription contracts. Our customers’ renewal rates may decline or fluctuate because of several factors, including their satisfaction or dissatisfaction with our services, the prices of our services, the prices of services offered by our competitors or reductions in our customers’ spending levels due to the macroeconomic environment or other factors. If our customers do not renew their subscriptions for our services, renew on less favorable terms, or do not purchase additional subscriptions or services, our revenue may grow more slowly than expected or decline and our profitability and gross margin may be harmed.
Mortgage lending volume is expected to be lower in 2013 than it was in 2012 due to various factors which could adversely affect our business.
Mortgage lending volume is expected to be lower in 2013 than it was in 2012. Factors that adversely impact mortgage lending volumes include increasing mortgage interest rates, reduced consumer and investor demand for mortgages, more stringent underwriting guidelines, decreased liquidity in the secondary mortgage market, high levels of unemployment, high levels of consumer debt, lower consumer confidence, changes in tax and other regulatory policies, the number of existing mortgages eligible for refinancing and other macroeconomic factors.

In addition, mortgage interest rates are currently near historic lows and may rise in the future. Mortgage interest rates are influenced by a number of factors, including monetary policy. The Federal Reserve Bank may raise the federal funds rate, which would likely cause mortgage interest rates to rise. Increases in mortgage interest rates could reduce the volume of new mortgages originated, in particular the volume of mortgage refinancings.
The forecasted lower levels in residential mortgage loan volume in 2013 as compared to 2012 levels will require us to increase our user base and/or our revenues per loan processed by our customers in order to maintain our financial performance. Any additional decrease in residential mortgage volumes would heighten our need to increase these revenue drivers. We cannot guarantee we will be successful in these efforts, which could materially adversely affect our business.
A further shift in residential mortgage volume to the retail channels of mega lenders would adversely affect our business opportunities.
We market our Encompass software primarily to mortgage lenders rather than to mega lenders as mega lenders generally have their own proprietary loan origination software. The percentage of residential mortgages in the United States that were funded outside the retail channels of mega lenders decreased from 66% in 2006 to 42% in the first quarter of 20119 due in part to the most recent turmoil in the mortgage industry. If a continued shift towards mega lenders were to occur again, our business and growth prospects could be materially adversely affected.

We expect a number of factors to cause our operating results to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.
Our revenues and operating results have in the past varied and could in the future vary significantly from quarter-to-quarter and year-to-year because of a variety of factors, many of which are outside our control. For example, approximately 50% of our revenue historically has been sensitive to fluctuations in mortgage volumes. As a result, comparing our operating results on a period-to-period basis may not be meaningful. In addition to other risk factors discussed in this section, factors that may contribute to the variability of our quarterly and annual results include:

•	the number of Encompass users;

•	the volume of mortgages originated by our Encompass users, especially users on our success-based pricing model;

•	transaction volume on the Ellie Mae Network;

•	fluctuations in mortgage lending volume;

•	the level of demand for our services;

•	the timing of the introduction and acceptance of Ellie Mae Network offerings and new on-demand services;

•	costs associated with defending intellectual property infringement and other claims; and

•	changes in government regulation affecting Ellie Mae Network participants or our business.
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
Since part of our sales efforts are targeted at larger customers, our sales cycle may become longer and more expensive, we may encounter pricing pressure and implementation and customization challenges, and we may have to delay revenue recognition for some complex transactions, all of which could harm our business and operating results.
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
________________

9	Inside Mortgage Finance, February 17, 2012, p.3, Mortgage Brokers Carry Significant Portions Of Increased Origination Volume in Late 2011. Copyright 2012.

Supporting our existing and growing customer base could strain our personnel resources, and if we are unable to scale our operations and increase productivity, we may not be able to successfully implement our business plan.
We continue to experience significant growth in our customer base, which has placed a strain on our management, administrative, operational and financial infrastructure. We anticipate that additional investments in our implementation capabilities and research and development and general and administrative spending will be required to scale our operations and increase productivity, address the needs of our customers, further develop and enhance our products and services and scale with the overall growth of our company.
In addition, professional services, such as implementation services, are a key aspect of on-boarding new customers. The implementation process is complicated and we will need to scale our capabilities in this area to meet future revenue targets. If a customer is not satisfied with the quality of work performed by us or with the type of services or solutions delivered, then we could incur additional costs to address the situation, the profitability of that work might be impaired, and the customer's dissatisfaction with our products and services could damage our ability to obtain additional work from that customer. In addition, negative publicity related to our customer relationships, regardless of its accuracy, may further damage our business by affecting our ability to compete for new business with current and prospective customers.
Continued growth may place significant demands on our management and our infrastructure.
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
Managing our growth will require significant expenditures and allocation of valuable management resources. If we fail to achieve the necessary level of efficiency in our organization as it grows, our business would be harmed. We are in the process of upgrading and/or replacing various software systems including our new enterprise resource planning, or ERP, system. The implementation of an ERP system entails certain risks, including difficulties with changes in business processes that could disrupt our company's operations, such as its ability to process orders, provide services and customer support, fulfill contractual obligations and aggregate financial and operational data. Unanticipated problems impacting the implementation of these systems could significantly increase the expenditures and resources allocated to this project, divert the attention of management and harm our business. If the implementations of these new applications are delayed, or if we encounter unforeseen problem with our new systems or in migrating away from our existing applications and systems, our operations and our ability to manage our business could be negatively impacted.
Integrating future acquisitions could disrupt our business, harm our financial condition and operating results or dilute or adversely affect the price of our common stock.
Our success will depend in part on our ability to expand our solutions and services and to grow our business in response to changing technologies, customer demands and competitive pressures. In some circumstances, we may pursue growth through the acquisition of complementary businesses, solutions or technologies rather than through internal development. For example, in January 2011, we acquired MPS to introduce our Encompass Product and Pricing Service, which allows Encompass users to compare loan pricing from multiple lending sources. In August 2011, we acquired DMD to add additional potential Encompass users and increased loan volume to monetize our Encompass service offerings and the Ellie Mae Network. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to complete acquisitions successfully. Moreover, if such acquisitions require us to seek additional debt or equity financing, we may not be able to obtain such financing on terms favorable to us or at all. Acquisitions and investments involve numerous risks which may have a negative impact on our results of operations, including:

•	write-offs of acquired assets or investments;

•	potential financial and credit risks associated with acquired customers;

•	unknown liabilities associated with the acquired businesses;

•	unanticipated expenses related to acquired technology and its integration into existing technology;

•	depreciation and amortization of amounts related to acquired intangible assets, fixed assets and deferred compensation; and

•	adverse tax consequences of any such acquisitions.
Even if we successfully complete an acquisition, we may not be able to assimilate and integrate effectively the acquired business, technologies, solutions, assets, personnel or operations, particularly if key personnel of an acquired company decide not to work for us. We may encounter difficulty in incorporating acquired technologies into our service and maintaining the quality standards that are consistent with our brand and reputation. In addition, we may issue equity securities to complete an acquisition, which would dilute our stockholders’ ownership and could adversely affect the price of our common stock.
Events similar to the extreme turmoil in the mortgage industry that occurred from 2007 to 2009 could adversely affect our business.
From 2007 to 2009, the worldwide credit market was severely disrupted by the global financial crisis due to the precipitous rise of sub-prime mortgage delinquencies and resulting failure of securities backed by mortgages, including these sub-prime mortgages. This crisis resulted in extreme turmoil in the mortgage industry and caused many mortgage originators and other mortgage industry participants to go out of business. If the mortgage industry were to experience another similar disruptive event, our business could be materially adversely affected.
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
Fannie Mae and Freddie Mac play a very important role in providing liquidity, stability and affordability in the current U.S. residential mortgage market. In particular, they participate in the secondary mortgage market by purchasing mortgage loans and mortgage-related securities for investment and by issuing guaranteed mortgage-related securities. In February 2011, the Obama administration delivered a report to Congress which proposed the winding down of Fannie Mae and Freddie Mac and shrinking the federal government’s role in the housing market. This proposal includes the withdrawal of government guarantees currently available for certain residential loans and increasing the down payment requirements for borrowers, both of which could reduce mortgage lending volume. In February 2012, the Federal Housing Finance Agency sent Congress a strategic plan to wind down Fannie Mae and Freddie Mac over the next several years. This proposal includes building a new infrastructure for the secondary mortgage market, continuing to shrink Fannie Mae’s and Freddie Mac’s operations by eliminating the direct funding of mortgages and shifting mortgage credit risk to private investors and maintaining foreclosure prevention activities and credit availability. In August 2012, the U.S. Department of the Treasury announced it would require Fannie Mae and Freddie Mac to reduce their investment portfolios more quickly, at an annual rate of 15% versus the previous rate of 10%. The effects of these proposals or any significant structural change to the U.S. residential mortgage industry may cause significant disruption to the mortgage market. If we are unable to react effectively and quickly to changes in the residential mortgage industry, our business could be harmed.

We may be limited in the way in which we market our business or generate revenue by U.S. federal law prohibiting referral fees in real estate transactions, and if we are found to be in violation of such laws we would be subject to significant liability.
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
The mortgage origination software market is highly competitive. There are many software providers, such as Byte Software Inc., a subsidiary of CBCInnovis; Calyx Technology, Inc.; Harland Financial Solutions; and PCLender.com, a subsidiary of Lender Processing Services, that compete with us by offering loan origination software to mortgage originators. Some software providers, including Calyx Technology, Inc., also provide connectivity between their software users and lenders and service providers. Other connectivity alternatives are provided by vendors such as MGIC Investment Corporation and MGIC Investment Corporation. We also compete with compliance and document preparation service providers that are much larger and more established than us. There is vigorous competition among providers of these services and we may not succeed in convincing potential customers, using other services to switch to ours. Many service providers connect directly to mortgage originators without using any loan origination software. Some of our competitors also offer services on a closed loan basis, which could adversely impact the effectiveness of our success-based pricing strategy for increasing the number of SaaS Encompass customers. If we are unsuccessful in competing effectively by providing attractive functionality, customer service or value, we could lose existing Encompass users to our competitors and our ability to attract new Encompass users could be harmed.
We only offer our Encompass services to Encompass users. There are many other service providers that offer our Encompass users competing services, including borrower-facing websites, document preparation services, compliance services and EDM. We may be unsuccessful in continuing to differentiate our Encompass service offerings to the extent necessary to effectively compete in some or all of these markets.
The Ellie Mae Network is only available to mortgage originators using Encompass software. The principal alternative to the use of the Ellie Mae Network by Encompass users remains traditional methods of exchanging data and documents among mortgage industry participants by email, facsimile, phone, courier and mail. In addition, mortgage originators may use standalone web browsers to go individually to each investor, lender or service provider’s website and then manually upload loan data or enter information into the website. Mortgage originators may continue to use these methods due to habit, personal business relationships or otherwise. The success of the Ellie Mae Network depends on our ability to achieve and offer access to both the critical mass of investors, lenders and service providers necessary to attract and retain mortgage originators using our Encompass software on the Ellie Mae Network and the critical mass of active mortgage originators necessary to attract and retain investors, lenders and service providers on our network.
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
The protection of our intellectual property rights, including our proprietary Encompass software and Ellie Mae Network technology, is crucial to the success of our business. We rely on a combination of patent, copyright, trademark and trade secret law and contractual restrictions to protect our intellectual property. Our present and future patents may provide only limited protection for our technology and may not be sufficient to provide competitive advantage to us. Furthermore, we cannot guarantee any patents will be issued to us as a result of our patent applications. We also rely in part on confidentiality and invention assignment agreements with our employees, independent contractors and consultants. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our Ellie Mae Network and Encompass software features and functionality or obtain and use information that we consider proprietary. Enforcing our proprietary rights is difficult and may not always be effective.
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
Other parties have asserted, and may in the future assert, that we have infringed their intellectual property rights. For example, on March 25, 2011, we were named a defendant in a patent infringement lawsuit filed by Industry Access Incorporated alleging that our Encompass360 loan management software system and related operations infringes a single patent. In addition, we generally agree to indemnify our customers against legal claims that our software products infringe intellectual property rights of third parties and, in the event of an infringement, to modify or replace the infringing product or, if those options are not reasonably possible, to refund the cost of the software, as pro-rated over a period of years. We cannot predict whether assertions of third-party intellectual property rights or claims arising from such assertions will substantially harm our business and operating results. If we are forced to defend against any infringement claims, whether they are with or without merit or are determined in our favor, we may face costly litigation and diversion of technical and management personnel. Furthermore, an adverse outcome of a dispute may require us to: pay damages, potentially including treble damages and attorneys’ fees if the infringement were found to be willful; cease providing solutions that allegedly incorporate the intellectual property of others; expend additional development resources to redesign or re-engineer our solutions and products, if feasible; and enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies. We cannot be certain of the outcome of any litigation. Any royalty or licensing agreement, if required, may not be available to us on acceptable terms or at all. Our failure to obtain the necessary licenses or other rights could prevent the sale or distribution of some of our products and services and, therefore, could have a material adverse effect on our business.
Current or future litigation could substantially harm our business.
We have been and continue to be involved in legal proceedings, claims and other litigation. For more on legal proceedings, see Note 8 of the Notes to Consolidated Financial Statements.
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
If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could result in a loss of investor confidence in our financial reports, significant expenses to remediate any internal control deficiencies and ultimately have an adverse effect on the market price of our common stock.
As a publicly-traded company, we are subject to compliance with, among other regulations, Section 404 of the Sarbanes-Oxley Act of 2002, or SOX, which requires that we test our internal control over financial reporting and disclosure controls and procedures. Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time‑consuming effort that needs to be re‑evaluated frequently. Our compliance with SOX requires that we incur substantial expense and expend significant management time on compliance-related issues. If we fail to achieve and maintain an effective internal control environment, we could suffer material misstatements in our financial statements and fail to meet our reporting obligations, which would likely cause investors to lose confidence in our reported financial information. This could harm our operating results and lead to a decline in our stock price. Additionally, ineffective internal control over financial reporting could expose us to increased risk of fraud or misuse of corporate assets and subject us to potential delisting from the New York Stock Exchange, regulatory investigations, civil or criminal sanctions and class action litigation.
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

Location	Primary Use	Approximate Square Footage
Pleasanton, CA	Headquarters	54,000

San Diego, CA	Branch office	14,400

Irvine, CA	Branch office	3,400

Calabasas, CA	Branch office	1,500

Montville, NJ	Branch office	1,000
We believe that these facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed to accommodate foreseeable expansion of our operations.

ITEM 3.	LEGAL PROCEEDINGS
Information pertaining to our legal proceedings is incorporated by reference from Note 8 of the Notes to Consolidated Financial Statements.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock
Our common stock has been traded on the New York Stock Exchange, or NYSE, under the symbol “ELLI” since June 5, 2012. Prior to that date, our common stock was traded on the NYSE MKT, formerly the NYSE Amex, beginning on April 15, 2011. The following table sets forth the high and low sales prices of our common stock as reported on the NYSE and NYSE MKT for the periods indicated.

	Low	High
Year ended December 31, 2011
Second Quarter (From April 15, 2011)	$5.24	$7.60
Third Quarter	$3.46	$6.38
Fourth Quarter	$4.76	$5.84
Year ended December 31, 2012
First Quarter	$5.39	$11.16
Second Quarter	$10.59	$18.15
Third Quarter	$17.53	$30.40
Fourth Quarter	$21.27	$29.46
Holders of Our Common Shares
As of February 22, 2013, there were approximately 84 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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

Performance Graph
The following graph compares the total cumulative shareholder return on our common stock with the total cumulative return of the NYSE Composite Index and the NYSE Arca Technology Index for the period from April 15, 2011 (the date our common stock commenced trading on the NYSE MKT) through December 31, 2012. The graph reflects the closing sales price of $6.77 per share on April 15, 2011 as the initial value of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN*

$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
4/15/11
6/30/11
9/30/11
12/31/11
3/31/12
6/30/12
9/30/12
12/31/12
Ellie Mae, Inc.
NYSE Composite
NYSE Arca Technology

	4/15/2011	6/30/2011	9/30/2011	12/31/2011	3/31/2012	6/30/2012	9/30/2012	12/31/2012
Ellie Mae, Inc.	100.00	84.79	82.13	83.46	164.84	265.88	402.22	409.90
NYSE Composite	100.00	99.63	81.83	90.64	100.11	95.93	102.12	105.13
NYSE Arca Technology	100.00	92.82	73.49	71.86	89.84	87.06	87.47	77.14

*
Assumes that $100.00 was invested in our common stock and in each index at market closing prices on April 15, 2011, and that all dividends were reinvested. The graph assumes our closing sales price on April 15, 2011 of $6.77 per share as the initial value of our common stock. No cash dividends have been declared on our common stock since our initial public offering. Stockholder returns over the indicated period should not be considered indicative of future share prices or stockholder returns.

Recent Sales of Unregistered Securities
During the three months ended December 31, 2012, we made no sales of unregistered securities.
Use of Proceeds
On April 14, 2011, the SEC declared effective our registration statement on Form S-1 (File No. 333-166438), as amended, filed in connection with our initial public offering, or IPO. After deducting underwriting discounts, commissions and offering expenses paid or payable by us, the net proceeds to us from the IPO were approximately $21.3 million.

We used approximately $17.2 million of the net proceeds from the IPO to fund a portion of the purchase price in connection with the acquisition of DMD, which closed on August 15, 2011. The remainder of the net proceeds have been invested in investment-grade interest-bearing securities such as money market accounts, certificates of deposit, commercial paper, corporate bonds, municipal and government agency obligations and guaranteed obligations of the U.S. government.
On July 3, 2012, we sold 3,465,245 shares of our common stock and certain of our directors and executive officers, or the Selling Stockholders, sold an aggregate of 101,638 shares in an underwritten public offering pursuant to our effective Registration Statement on Form S-3 (Registration No. 333-181980) at a public offering price of $17.00 per share. We received net proceeds from the sale of the shares offered by the company of approximately $55.5 million, after deducting underwriting discounts and commissions and offering expenses. We received no proceeds from the sale of shares offered by the Selling Stockholders.
The net proceeds of this follow-on offering have been invested in investment-grade interest-bearing securities such as money market accounts, certificates of deposit, commercial paper, corporate bonds, municipal and government agency obligations and guaranteed obligations of the U.S. government.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The consolidated statements of operations data for the years ended December 31, 2012, 2011 and 2010 and the consolidated balance sheets data as of December 31, 2012 and 2011 are derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statements of operations data for the years ended December 31, 2009 and 2008 and the consolidated balance sheets data as of December 31, 2010, 2009 and 2008 are derived from our audited consolidated financial statements not included elsewhere in this report. Our historical results are not necessarily indicative of future performance. You should read the following selected consolidated financial data below in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, related notes and other financial information included elsewhere in this report. The selected consolidated financial data in this section are not intended to replace the consolidated financial statements and are qualified in their entirety by the consolidated financial statements and related notes included elsewhere in this report.

	Year ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenues	$101,845	$55,494	$43,234	$37,707	$33,573
Cost of revenues (1)	23,114	15,784	12,505	12,163	13,028
Gross profit	78,731	39,710	30,729	25,544	20,545

Operating expenses:
Sales and marketing (1)	17,887	12,126	9,555	7,532	7,553
Research and development (1)	18,053	12,975	10,468	7,945	6,898
General and administrative (1)	21,601	12,900	9,823	8,213	7,470
Total operating expenses	57,541	38,001	29,846	23,690	21,921

Income (loss) from operations	21,190	1,709	883	1,854	(1,376)
Other (expense) income, net	(43)	76	119	72	293

Income (loss) before income taxes	21,147	1,785	1,002	1,926	(1,083)
Income tax provision (benefit)	1,683	(1,835)	225	264	(24)

Net income (loss)	$19,464	$3,620	$777	$1,662	$(1,059)

Net income (loss) per share of common stock:
Basic	$0.83	$0.23	$0.22	$0.51	$(0.33)
Diluted	$0.76	$0.18	$0.05	$0.11	$(0.33)
Weighted average shares outstanding:
Basic	23,523,222	15,618,053	3,495,731	3,266,133	3,206,957
Diluted	25,537,192	20,649,451	17,146,735	15,536,269	3,206,957

	Year ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$44,114	$23,732	$14,349	$11,491	$10,754
Short-term investments	$16,243	$1,933	$2,556	$4,719	$997
Long-term investments	$43,728	$—	$—	$—	$—
Property and equipment, net	$9,494	$5,539	$2,710	$2,921	$4,924
Working capital	$58,784	$19,965	$15,788	$11,548	$8,834
Total assets	$185,615	$99,771	$62,956	$57,718	$52,676
Redeemable convertible preferred stock	$—	$—	$82,672	$82,672	$82,672
Total stockholders' equity (deficit)	$166,862	$78,858	$(31,825)	$(35,516)	$(38,565)

(1) Stock-based compensation included in the above line items:
	Year ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Cost of revenues	$271	$103	$192	$144	$19
Sales and marketing	467	201	303	145	35
Research and development	1,552	406	443	271	78
General and administrative	4,559	970	1,130	563	147
Total	$6,849	$1,680	$2,068	$1,123	$279

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Risk Factors” and “Special Note Regarding Forward-Looking Statements.”
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
We also offer Encompass users a variety of other on-demand software services, including: Encompass Docs Solution, which automatically prepares the disclosure and closing documents necessary to fund a mortgage; CenterWise, a bundled offering of EDM and websites used for customer relationship management; TQL, which offers a suite of fraud detection, valuation, validation and risk analysis services tailored to individual aggregator/investor requirements; Encompass Compliance Service, which automatically checks for regulatory compliance throughout the origination process; tax transcript services which provide income verification capability to our customers; and Encompass Product and Pricing Service, which allows Encompass users to compare loans offered by different lenders and investors to determine the best product and price available to a particular borrower. By the nature of our on-demand service, even with our robust security monitoring and detection systems, we cannot guarantee that our security measures will prevent security breaches and we may need to expend significant resources to protect against and remedy any potential security breaches and their consequences.
The Ellie Mae Network electronically connects the approximately 74,000 mortgage professionals using our Encompass software to a broad array of investors, mega lenders and third party service providers integral to the origination and funding of residential mortgages. During the mortgage origination process, mortgage originators may order various services through the Ellie Mae Network, including credit reports, product eligibility and pricing, automated underwriting, secure data transmission to and from lenders and investors, appraisals, title reports, insurance, flood certifications, compliance review, fraud detection, document preparation and verification of income, identity and employment.
We were formed as a California corporation in 1997 and reincorporated in Delaware in November 2009. From inception through 2000, we developed consumer-facing websites and initial versions of our network. We launched our first transaction platform in late 2000, the present version of which is the Ellie Mae Network.
Our revenues consist of on-demand and on-premise revenues. On-demand revenues are generated primarily from software subscriptions we host that customers access through the Internet and pay fees based on the number of loans they fund, or success basis, subject to monthly base fees, which we refer to as success-based pricing. On-demand revenues also include software services that are sold transactionally as well as Ellie Mae Network transaction fees paid by lender-investors, service providers and certain government-sponsored entities participating on the Ellie Mae Network. On-premise revenues are typically generated from customer-hosted software licenses and related implementations, training and maintenance services. For further discussion of the sources of our revenue and our revenue recognition policy, please see our Critical Accounting Policies and Estimates below.
Our on-demand revenues generally track the seasonality of the mortgage industry, typically, but not always, with increased activity in the second and third quarters and reduced activity in the first and fourth quarters as home buyers tend to purchase their homes during the spring and summer in order to move to a new home before the start of the school year. Given the recent turmoil in the mortgage industry along with ongoing low interest rates, mortgage activity has been less affected by seasonality. Approximately 50% of our revenue historically has been sensitive to factors that impact mortgage volumes, such as interest rate fluctuations, home sale activity and general economic conditions.
The mortgage industry has undergone significant changes since 2007, largely in response to the hundreds of billions of dollars of loan defaults and massive losses suffered by lenders and investors. Our business strategy has evolved to address recent industry trends, including:

•	Expected lower lending volume;

•	increased quality standards imposed by regulators, lenders and investors;

•	Increased regulation affecting lenders and investors;

•	greater focus on operational efficiencies; and

•	customers adopting multi-channel strategies
We are responding to these trends as follows:
Expected lower lending volume. Mortgage lending volumes are expected to be lower in 2013 as compared to 2012, as forecasted by Fannie Mae, Freddie Mac and the Mortgage Bankers Association. Since late 2009, we have focused our marketing and sales efforts on our on-demand SaaS Encompass offering, and particularly our SaaS Encompass success-based pricing model, in contrast to our on-premise license model. In our on-demand SaaS Encompass offering, the customer does not pay the significant up-front licensing fee associated with our license model, which we believe is particularly attractive in the present climate of the residential mortgage origination market. Our SaaS Encompass success-based pricing model builds on this value proposition by aligning customers' payments for our software solutions with their own receipts of revenues. Our focus on our SaaS Encompass offering is important in light of lower lending volumes because we typically generate greater revenues per user through our on-demand SaaS Encompass offering than through our on-premise license offering.
We are also focusing on increasing use of our Ellie Mae Network offerings and our other services, which were introduced from late 2009 through late 2011. These offerings include our TQL initiative, Encompass Compliance Services, Encompass Product and Pricing Services and Encompass Docs Solution. At December 31, 2012 and 2011 our Encompass users employed the Ellie Mae Network to process on average approximately six and five transactions per loan file, respectively. By continuing to enhance our service offerings and encouraging providers of settlement services to deliver their services electronically through the Ellie Mae Network, we will continue to build value for Ellie Mae Network participants while increasing the number of transactions for which the Ellie Mae Network is used.
Increased quality standards imposed by regulators, lenders and investors. Encompass software is designed to automate and streamline the process of originating mortgages to, among other things, satisfy increased quality requirements of investors. Relevant features of Encompass software include enabling customers' management to impose processing rules and formats, and providing milestone and process reminders, automated population of forms with accurate data, and accurate and automated transmission of loan files and data from originators to investors and lenders. Our TQL initiative is designed to further enhance the quality, compliance and saleability of loans that are originated through our Encompass software and at December 31, 2012, we had two TQL investor customers . TQL is intended to reduce the opportunities for errors in the process of transferring information from originator to investor and give investors confidence in the accuracy and regulatory compliance of the information that is underlying loan files.
In response to the increased quality standards and compliance mandates affecting the industry, we expect an increased number of mortgage lenders to assess new platform options and replace their legacy systems. We have increased the size of our customer acquisition, implementation and support teams by approximately 20% from December 31, 2011 to December 31, 2012 in order to take advantage of the anticipated demand for our software solutions.
Increased regulation affecting lenders and investors. Regulatory reforms have significantly increased the complexity and importance of regulatory compliance. We devote considerable resources to continually upgrading software to help customers address regulatory changes. We offer Encompass Compliance Service, which automatically checks loan files for compliance with the myriad of federal, state and local regulations and alerts users to possible violations of these regulations. In addition, we have a staff of attorneys and work with compliance experts who help assure that documents prepared using our software and the processes recommended by the Encompass work-flow comply with applicable rules and regulations.
Greater focus on operational efficiencies. Mortgage originators experienced an approximately 40% increase in operational costs between 2009 and 201110 as a result of increased regulation and investor demands for loan quality, and these trends are expected to continue. By automating many of the functions of mortgage origination, we enable our users to comply with regulations and process quality loans more efficiently and effectively. This reduces the cost of originating a loan and lowers the risk of buy back demands from investors resulting from poorly originated or documented loans and/or loans that fail to comply with applicable regulations.
With an eye towards providing customers with ever-greater tools to enhance efficiency, we will continue to develop new service offerings through the Ellie Mae Network and pursue adoption of our services through initiatives such as our TQL initiative. By integrating and expanding our current and new services, we will provide a more comprehensive benefit to our users.
In addition to providing efficiency-enhancing solutions, delivery of our Encompass software in an on-demand SaaS environment provides customers with the added benefits of lower up front implementation costs and reduced need for an infrastructure of servers, storage and network devices as well as providing access to the most current release of an application, periodic upgrades and regulatory updates.
Customers adopting multi-channel strategies. Customers are developing multi-channel strategies beyond a single retail, correspondent or wholesale channel in order to grow their businesses. The requirements of these different channels vary and in order to maintain a single operating system, customers must use a robust system with customizable functionality. We continually address the changing needs of our customers by developing and enhancing tools to allow for simplified regulatory compliance, increased availability of information, and enhanced system functionality and performance.
Acquisition Strategy
We acquired two software companies in 2000 and 2001 as our initial entry into the business of providing loan processing software and document preparation services for mortgage originators. We introduced our internally developed Encompass software solution in 2003. We acquired software and related assets from Online Documents, Inc., or ODI, to enhance our document preparation services in September 2008, commenced our compliance services offering in December 2009 through our acquisition of Mavent and added our Encompass Product and Pricing Service to our Encompass software in January 2011 through our acquisition of assets from MPS. On August 15, 2011, we acquired all of the outstanding shares of DMD, a mortgage lending automation business, to increase our customer base and our product offerings by providing additional proprietary back-end mortgage lending software and to broaden the functionality of our Encompass solutions. We believe there are strategic opportunities available to acquire competing software companies or software providers that offer related mortgage origination functionality that will complement and increase the attractiveness of our Encompass software offerings and intend to continue pursuing additional strategic acquisitions.
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
________________

10	Mortgage Bankers Association, Annual Mortgage Bankers Performance Report 2011 Data, Net Loan Production Income and Expense, $ per loan, Copyright June 2012.

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

The following table shows these operating metrics as of and for the years ended December 31, 2012, 2011 and 2010:

	Year ended December 31,
	2012	2011	2010
Revenues (in thousands):
Total revenues	$101,845	$55,494	$43,234
Total SaaS Encompass revenues	$47,940	$19,803	$9,760
Users at end of period:
Active Encompass users	73,687	53,767	50,701
Active SaaS Encompass users	41,458	24,252	14,678
Active SaaS Encompass users as a percentage of active Encompass users	56%	45%	29%
Average users during period:
Active Encompass users	63,993	51,455	51,977
Active SaaS Encompass users	33,203	19,330	10,800
Active SaaS Encompass users as a percentage of active Encompass users	52%	38%	21%
Revenue per average user during period:
Revenue per average active Encompass user	$1,592	$1,078	$832
SaaS Encompass revenue per average active SaaS Encompass user	$1,444	$1,024	$904
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
On-demand Revenues
On-demand revenues are revenues generated from company-hosted software subscriptions that customers access through the Internet as well as revenues from a small number of customers that have opted to self-host a portion of the software but pay fees based on a per closed loan, or success, basis subject to monthly base fees, which we refer to as success-based pricing. On-demand revenues are also comprised of software services sold transactionally and Ellie Mae Network transaction fees.
On-premise Revenues
On-premise revenues generally are revenues generated from customer-hosted software licenses and related implementation (except for customer-hosted success-based pricing revenues included in on-demand revenues described above), training and maintenance services.

Cost of Revenues and Operating Expenses
Cost of Revenues

Our cost of revenues consists primarily of: salaries and benefits, including stock-based compensation; expenses for document preparation, income verification and compliance services; customer support; data centers; depreciation on computer equipment used in supporting the Ellie Mae Network, SaaS Encompass and CenterWise offerings; amortization of acquired intangible assets such as developed technology and trade names; professional services associated with implementation of our software; and allocated facilities costs. We expect that our cost of revenues will continue to increase in absolute dollars as our revenues increase, as we make additional investments in our technology infrastructure and as we continue to hire additional personnel in our implementation and customer support departments to support new customers.
Sales and Marketing
Our sales and marketing expenses consist primarily of: salaries, benefits and incentive compensation, including stock-based compensation and commissions; allocated facilities costs; expenses for trade shows, public relations and other promotional and marketing activities; expenses for travel and entertainment; and amortization of acquired intangible assets such as customer lists and contracts. We expect that our sales and marketing expense will continue to increase as we continue to hire additional sales personnel in order to take advantage of the anticipated demand for our software solutions as we expect an increased number of mortgage lenders to assess new platform options and replace their legacy systems. We also intend to increase marketing activities focused on our SaaS Encompass Software, our Ellie Mae Network offerings and our other Encompass services.
Research and Development
Our research and development expenses consist primarily of: salaries and benefits, including bonuses and stock-based compensation; fees to contractors engaged in the development and support of the Ellie Mae Network infrastructure, Encompass software and other products; and allocated facilities costs. We expect that our research and development expenses will continue to increase in absolute dollars as we continue to invest in our products and services and infrastructure, including hiring additional engineering and product development personnel.
General and Administrative
Our general and administrative expenses consist primarily of: salaries and benefits, including bonuses and stock-based compensation, for employees involved in finance, accounting, human resources, administrative and legal roles; consulting, legal, accounting and other professional services by third-party providers; and allocated facilities costs. We expect general and administrative expenses to continue to increase in absolute dollars primarily due to greater amounts of stock compensation expense relating to awards granted to attract and retain the employees needed to continue to grow our business.

Other Income (Expense), Net
Other income (expense), net consists primarily of interest income earned on investments, cash accounts and notes receivable, offset by investment discount amortization and imputed interest expense related to the DMD acquisition holdback payments (see Note 5 of the Notes to Consolidated Financial Statements) and interest expense paid on equipment and software leases.

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
We believe that the assumptions and estimates associated with revenue recognition, income taxes, stock-based compensation, goodwill and intangible assets, fair value of investments and software and website development costs have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, please see Note 2 of the Notes to Consolidated Financial Statements.
Revenue Recognition
We generate revenue primarily from on-demand and on-premise fees for software and related services. We re-categorized our revenues beginning with the first quarter of 2012 to on-demand revenues and on-premise revenues to better align with our strategic plan.

On-Demand Revenues
Subscription Services and Usage-Based Fee Arrangements. Subscription services and usage-based fee arrangements generally include a combination of our products delivered as software-as-a-service, or SaaS, product updates and support services. These revenues generally include the following:
SaaS Encompass Revenues. We offer web-based access to our Encompass software for a monthly recurring fee. We provide the right to access our loan origination software and handle the responsibility of managing the servers, providing security, backing up the data and applying updates; however, except where customers self-host a portion of the software in a success-based pricing structure, customers under SaaS arrangements may not take possession of the software at any time during the term of the agreement. Associated set-up fees are recognized ratably over the life of the relationship with customers, which is generally the life of the contract. Contracts generally range from one to three years. Alternatively, customers can elect to pay on a per closed loan, or success, basis. Success basis contracts generally have a term of two to three years and are subject to monthly base fees, which enable customers to close loans up to a contractually agreed-to minimum number of transactions, and additional closed loan fees, which are assessed for loans closed in excess of the minimum. Revenue is earned from both base fees and additional closed loan fees as the result of the customer's usage of Encompass software. Monthly base fees are recognized over the respective monthly service period as the software is utilized. Additional closed loans fees are recognized when the loans are reported as closed. This offering also includes CenterWise for Encompass as an integrated component, which is a combined element of the arrangement that is delivered in conjunction with the SaaS Encompass offering and therefore is not accounted for separately. In general, upfront non-refundable fees received at the inception of an arrangement are deferred and recognized over the longer of the contractual term or the estimated customer relationship period.
CenterWise for Encompass Licensees. CenterWise is a bundled offering of EDM and websites used for customer relationship management. Generally, revenue is recognized for CenterWise as the service is performed, except when CenterWise is automatically included as an integrated component of the SaaS Encompass offering, in which case the associated revenue is recognized as described above.
Services Revenues. We provide mortgage-related and other business services, including automated documentation preparation and compliance reports. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.
Transaction Revenues. We have entered into agreements with various lenders, service providers and certain government agencies participating in the mortgage origination process that provide them access to, and ability to interoperate with, mortgage originators on the Ellie Mae Network. Under these agreements, we have the opportunity to earn transaction fees when transactions are processed through the Ellie Mae Network. Transaction revenues are recognized when there is evidence that the qualifying transactions have occurred on the Ellie Mae Network and collection of the resulting receivable is reasonably assured. Associated set-up fees are recognized ratably, beginning upon completion of the integration and continuing over the remaining estimated life of the relationship with its customer, which generally is the remaining life of the contract.
On-Premise Revenues
With the exception of revenue from customers that self-host a portion of the software in a success-based pricing structure, which is recognized as described above, revenue from the sale of software licenses is recognized in the month in which the required revenue recognition criteria are met, generally in the month in which the software is delivered. Revenue is recognized when: persuasive evidence of an arrangement exists, which is evidenced by a signed agreement; the product has been delivered; the fee is fixed or determinable and collection of the resulting receivable is reasonably assured.
Multiple Element Arrangements
For software arrangements with multiple elements (e.g., undelivered maintenance and support contracts bundled with licenses), revenue is allocated to the delivered elements of the arrangement when vendor specific objective evidence, or VSOE, is determinable, using the residual value method based on objective evidence of the fair value of the undelivered elements, which is specific to us. When VSOE is not determinable, the entire arrangement is recognized ratably over the term of the contract. Revenue is recognized under this model upon receipt of cash payment from the customer if collectability is not reasonably assured and when other revenue recognition criteria have been met. The VSOE of fair value for maintenance and support obligations related to licenses is based upon the prices paid for the separate renewal of these services by the customer. Maintenance revenues are recognized ratably over the period of the maintenance contract. Revenues for usage-based fee arrangements are recognized when the services are delivered to the customer.
When subscription services involve multiple elements that qualify as separate units of accounting, we allocate arrangement consideration at the inception of an arrangement to all deliverables based on the relative selling price method in accordance with the selling price hierarchy, which includes: (i) VSOE if available; (ii) third-party evidence, or TPE, if VSOE is not available; and (iii) the best estimate of selling price, or BESP, if neither VSOE nor TPE is available.

VSOE. We determine VSOE based on our historical pricing and discounting practices for the specific product or service when sold separately. In determining VSOE, we require that a substantial majority of the selling prices for these services fall within a reasonably narrow pricing range. We have not historically priced our subscription services within a narrow range. As a result, we have not been able to establish selling prices for subscription services based on VSOE.
TPE. When VSOE cannot be established for deliverables in multiple element arrangements, we apply judgment with respect to whether we can establish a selling price based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, our go-to-market strategy differs from that of our peers and our offerings contain a significant level of differentiation such that the comparable pricing of services with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine what similar competitor services’ selling prices are on a standalone basis. As a result, we have not been able to establish selling prices based on TPE.
BESP. When we are unable to establish a selling price using VSOE or TPE, we use BESP in our allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the service was sold on a standalone basis. When establishing BESP, we review company specific factors used to determine list price and make adjustments as appropriate to reflect current market conditions and pricing behavior. Our process for establishing list price includes assessing the cost to provide a particular product or service, surveying customers to determine market expectations, analyzing customer demographics and taking into account similar products and services historically sold by us. We continue to review the factors used to establish list price and adjust BESP as necessary.
Because we have determined that neither VSOE nor TPE are available, we use BESP to allocate the selling price to subscription services and usage-based fee deliverables.
Income Taxes
We account for income taxes under the asset and liability method, which requires the recognition of taxes payable or refundable for the current year, and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. The measurement of current and deferred tax liabilities and assets is based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that we believe is more likely than not to be realized.
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
We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. Our judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by domestic tax authorities. Changes in tax laws or our interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our consolidated balance sheets and consolidated statements of comprehensive income. We must also assess the likelihood that deferred tax assets will be realized from future taxable income and, based on this assessment, establish a valuation allowance, if required.
Our determination of our valuation allowance is based upon a number of assumptions, judgments and estimates, including forecasted earnings, future taxable income and the relative proportions of revenue and income before taxes in the various jurisdictions in which we operate. To the extent we establish a valuation allowance or change the valuation allowance in a period, we reflect the change with a corresponding increase or decrease to our tax provision in our consolidated statements of comprehensive income.
Stock-based Compensation
We recognize compensation expense related to stock option grants that are ultimately expected to vest based on estimated fair values on the date of grant using the Black-Scholes option-pricing model. Such expense is recognized on a straight-line basis over the requisite service period of the award, which generally equals the vesting period. As of December 31, 2012, estimated future compensation costs related to unvested stock options are $3.0 million in 2013, $2.3 million in 2014, $1.8 million in 2015, and $0.6 million in 2016.
We recognize compensation expense related to restricted awards, restricted stock unit awards, or RSUs, and performance share awards, or Performance Awards, based on the fair market value of the underlying shares of common stock as of the date of grant. Expense related to the restricted awards and the RSUs are recognized on a straight-line basis over the requisite service period of the award, which generally equals the vesting period. Expense related to the Performance Awards is recognized under an accelerated method over the requisite service period of the award, which recognizes a larger portion of the expense during the beginning of the vesting period than in the end of the vesting period. We estimate the probable number of shares of common stock that will be granted until the achievement of the performance goals is known. As of December 31, 2012, estimated future compensation costs related to unvested RSUs and Performance Awards are $6.5 million in 2013, $3.5 million in 2014, $1.8 million in 2015, and $0.6 million in 2016.
We are required to estimate potential forfeitures of stock grants and adjust recorded compensation cost accordingly. The estimate of forfeitures is based on historical experience and is adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from the prior estimates. Changes in estimated forfeitures will be recognized in the period of change and will impact the amount of stock-based compensation expense to be recognized in future periods, which could be material if actual results differ significantly from our estimates.
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
The following table summarizes the assumptions used in the Black-Scholes option-pricing model relating to stock options in the years ended December 31, 2012, 2011 and 2010:

	Year ended December 31,
	2012	2011	2010
Stock option plans:
Risk-free interest rate	0.74-1.10%	1.17-2.20%	1.18-3.12%
Expected life of options (in years)	5.27-6.08	5.27-6.08	5.00-6.08
Expected dividend yield	—%	—%	—%
Volatility	52-59%	53-55%	55-56%
Employee Stock Purchase Plan: (1)
Risk-free interest rate	.13-.14%	0.05%
Expected life of options (in years)	0.5	0.5
Expected dividend yield	—%	—%
Volatility	37-47%	52%

(1) Employee Stock Purchase Plan established in 2011.
Goodwill and Other Intangible Assets
Goodwill and other intangible assets are stated at cost less accumulated amortization, as appropriate. Other intangible assets include developed technology, trade names and customer lists and contracts. Intangibles with finite lives are amortized on a straight-line basis over the estimated periods of benefit, generally one to nine years. Goodwill is not amortized, but tested for impairment at least annually, or whenever changes in circumstances indicated that the carrying amount of goodwill or intangible assets may not be recoverable. These tests are performed at the reporting unit level, which is the company as a whole, using a two-step, fair-value approach. We completed annual impairment tests for the years ended December 31, 2012, 2011 and 2010 and determined that our goodwill was not impaired for those years.
If management's estimates of future operating results change, if there are changes in identified reporting units or if there are changes to other significant assumptions, the estimated carrying values of any such reporting units and the estimated fair value of goodwill could change significantly, and could result in an impairment charge. Such changes could also result in goodwill impairment charges in future periods, which could have a significant impact on our operating results and financial condition therein.
We assess the impairment of identifiable intangible assets whenever events or changes in circumstances indicate that an asset's carrying amount may not be recoverable. An impairment loss would be recognized when the sum of the undiscounted estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Such impairment loss would be measured as the difference between the carrying amount of the asset and its fair value. Cash flow assumptions are based on historical and forecasted revenue, operating costs and other relevant factors. If management's estimates of future operating results change, or if there are changes to other assumptions, the estimate of the fair value of our acquired product rights and other identifiable intangible assets could change significantly. Such change could result in impairment charges in future periods, which could have a significant impact on our operating results and financial condition.
Fair Value of Investments
All of our investments that have a maturity of greater than 90 days are classified as available-for-sale and are carried at fair value. We invest excess cash primarily in investment-grade interest-bearing securities such as money market accounts, certificates of deposit, commercial paper, corporate bonds, municipal and government agency obligations and guaranteed obligations of the U.S. government, all of which are subject to minimal credit and market risks. Fair value is determined based on quoted market rates when observable or utilizing data points that are observable, such as quoted prices, interest rates and yield curves. The cost of available-for-sale marketable securities sold is based on the specific identification method. Unrealized gains and losses, net of tax, are reported in stockholders' equity as other comprehensive income. Realized gains and losses are included in interest income and other expense, respectively. Interest and dividends are included in interest income when they are earned.
As of December 31, 2012, our assets measured and recorded at fair value on a recurring basis included $36.5 million of money market funds and $60.4 million of marketable debt instruments. Of these marketable debt instruments, $4.7 million was classified as Level 1 and $55.7 million as Level 2. All of our money market funds are classified as Level 1. When determining fair value, we consider the principal or most advantageous market in which we would transact, and we consider assumptions that market participants would use when pricing the asset or liability. For further information, see “Fair Value of Financial Instruments” in Notes 2 and 4 of the Notes to Consolidated Financial Statements.
Credit risk is factored into the valuation of financial instruments that we measure and record at fair value. When fair value is determined using pricing models, such as a discounted cash flow model, the issuer's credit risk is factored into the calculation of the fair value, as appropriate.
Our money market funds and marketable debt instruments that are measured and recorded at fair value on a recurring basis and classified as Level 1 were classified as such due to the use of observable market prices for identical securities that are traded in active markets. Management judgment was required to determine the levels for the frequency of transactions that should be met for a market to be considered active. Our assessment of an active market for our marketable debt instruments generally takes into consideration the number of days each individual instrument trades over a specified period.
When we use observable market prices for identical securities that are traded in less active markets, we classify our marketable financial instruments as Level 2. When observable market prices for identical securities are not available, we price our marketable financial instruments using non-binding market consensus prices that are corroborated with observable market data; quoted market prices for similar instruments; or pricing models with all significant inputs derived from or corroborated with observable market data. Non-binding market consensus prices are based on the proprietary valuation models of pricing providers. These valuation models incorporate a number of inputs, including non-binding and binding broker quotes; observable market prices for identical or similar securities; and the internal assumptions of pricing providers or brokers that use observable market inputs and, to a lesser degree, unobservable market inputs. We corroborate non-binding market consensus prices with observable market data as such data exists.
We had no investments classified as Level 3 at December 31, 2012.
Software and Website Development Costs
We capitalize costs related to internal-use software and website application development. In each case the software or website application is for internal needs and we do not plan to market the software externally. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life, generally three years. Our management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. The capitalized costs are included in the property and equipment, net line in the accompanying consolidated balance sheets. For the year ended December 31, 2012, we capitalized software and website application development costs of $0.5 million. There were no such costs capitalized in the years ended December 31, 2011 and 2010. There was no amortization recorded in the years ended December 31, 2012, 2011 and 2010, respectively.

Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year ended December 31,
	2012	2011	2010
	(in thousands)
Revenues	$101,845	$55,494	$43,234
Cost of revenues (1)	23,114	15,784	12,505
Gross profit	78,731	39,710	30,729
Operating expenses:
Sales and marketing (1)	17,887	12,126	9,555
Research and development (1)	18,053	12,975	10,468
General and administrative (1)	21,601	12,900	9,823
	57,541	38,001	29,846
Income from operations	21,190	1,709	883
Other (expense) income, net	(43)	76	119
Income before income taxes	21,147	1,785	1,002
Income tax provision (benefit)	1,683	(1,835)	225
Net income	$19,464	$3,620	$777

(1) Stock-based compensation included in the above line items:
	Year ended December 31,
	2012	2011	2010
	(in thousands)
Cost of revenues	$271	$103	$192
Sales and marketing	467	201	303
Research and development	1,552	406	443
General and administrative	4,559	970	1,130
	$6,849	$1,680	$2,068

	Year ended December 31,
	2012	2011	2010
	(as a percentage of revenues)
Revenues	100.0%	100.0%	100.0%
Cost of revenues	22.7	28.4	28.9
Gross profit	77.3	71.6	71.1
Operating expenses:
Sales and marketing	17.6	21.9	22.1
Research and development	17.7	23.4	24.2
General and administrative	21.2	23.2	22.7
	56.5	68.5	69.0
Income from operations	20.8	3.1	2.1
Other (expense) income, net	—	0.1	0.3
Income before income taxes	20.8	3.2	2.4
Income tax provision (benefit)	1.7	(3.3)	0.5
Net income	19.1%	6.5%	1.9%

Revenues
The following table sets forth our revenues by type for the periods presented:

	Year ended December 31,
	2012	2011	2010
	(in thousands)
Revenue by type:
On-demand	$88,752	$46,865	$35,532
On-premise	13,093	8,629	7,702
Total	$101,845	$55,494	$43,234

	Year ended December 31,
	2012	2011	2010
	(as a percentage of revenues)
Revenue by type:
On-demand	87%	84%	82%
On-premise	13	16	18
Total	100%	100%	100%
Total revenues increased $46.4 million, or 83.5%, for the year ended December 31, 2012 as compared to the same period of 2011.
On-demand revenues increased by $41.9 million, consisting primarily of a $27.7 million increase in SaaS Encompass revenue resulting from the addition of new SaaS Encompass users and upgrades of existing customers to our SaaS platform resulting from our continued marketing focus on our success-based pricing model as well as an increase in mortgage origination volume. The number of Active SaaS Encompass Users increased by 70.9% to 41,458 users at December 31, 2012 from 24,252 users at December 31, 2011 due to the addition of new customers as well as the transition of on-premise licensed users to our SaaS Encompass success-based pricing offering. SaaS Encompass Revenue per Average Active SaaS User increased by 41.0% for the year ended December 31, 2012 compared to same period of 2011 due to an increase in the number of closed loans per Active SaaS User as well as the continued movement of users to our success-based pricing model, which offers higher revenue per user compared to our traditional license model.
On-demand revenues also increased due to continued adoption of new product offerings. Revenues from our tax transcript services that we began offering in the first quarter of 2011 increased by $2.3 million while our appraisal and title services increased by $1.2 million for the year ended December 31, 2012 compared to same period of 2011. Our TQL initiative was introduced during the fourth quarter of 2011 and TQL revenues increased by $1.4 million for the year ended December 31, 2012 compared to the year ended December 31, 2011.
Other on-demand revenues increased due to a $4.0 million increase in vendor transaction revenues due to increased network usage and a greater number of users, a $2.1 million increase in compliance services due to increased usage by our customers as well as a greater number of users, a $2.0 million increase in document preparation revenues and a $1.2 million increase in other on-demand and transaction revenues.
On-premise revenues increased by $4.5 million primarily due to DMD license and maintenance revenues. We acquired DMD in August 2011.
Total revenues increased $12.3 million, or 28.4%, for the year ended December 31, 2011 as compared to the same period of 2010.
On-demand revenues increased by $11.3 million, consisting primarily of a $10.9 million increase in success-based pricing revenues due to the continued focus of our selling effort on the success-based pricing model, a $1.0 million increase in revenues attributable to our income verification service, which we began offering in the first quarter of 2011, a $0.6 million increase in revenues attributable to our compliance service, WebCenter and other services as a result of increased usage by our customer base and a $0.5 million increase in revenues attributable to our product and pricing service, which we began offering in the first quarter of 2011 with our acquisition of MPS in January 2011. These increases were partially offset by a $1.5 million decrease in document preparation services due to lower loan volume and our bundling of that service into the success-based pricing offering, and a $0.8 million decrease in standard hosted Encompass revenues due to existing customers having converted to the success-based pricing model.
On-demand revenues also increased as a result of a $0.4 million due to increased loan activity from certain new customers added during 2010 and a $0.3 million increase in title services revenue.
On-premise revenues increased by $0.9 million primarily due to additional license and maintenance revenue as a result of our DMD acquisition in August 2011.

Gross Profit

	Year ended December 31,
	2012	2011	2010
	(in thousands except percentages)
Gross profit	$78,731	$39,710	$30,729
Gross margin	77.3%	71.6%	71.1%
Gross profit and gross margin percentage increased by $39.0 million and 5.7 percentage points, respectively, in the year ended December 31, 2012 as compared to the same period of 2011 as revenues increased by $46.4 million and cost of revenues increased by $7.3 million. The increase in the gross profit percentage during the period is primarily a result of our ability to utilize existing infrastructure to accommodate revenue growth and the fixed nature of certain costs such as intangible amortization. Cost of revenues increased primarily due to a $2.6 million increase in third-party royalty expenses to support the increased revenues, a $2.6 million increase in salaries and employee benefits from increased professional services and customer support headcount as well as the increase in headcount in hiring former DMD employees following the DMD acquisition in August 2011, a $1.0 million increase in consulting costs associated with improvements to our data center operations and a $0.9 million increase in depreciation expense due to property and equipment additions. The increase in cost of revenues was partially offset by the capitalization of $1.0 million in compensation and consulting costs associated with data center improvements.
Gross profit and gross margin percentage increased by $9.0 million and 0.5 percentage points, respectively, in the year ended December 31, 2011 as compared to the same period of 2010 as revenues increased by $12.3 million and cost of revenues increased by $3.3 million. Cost of revenues increased primarily due to a $1.8 million increase in salaries and employee benefits arising from increased professional services and customer support personnel and additional headcount from the August 2011 DMD acquisition, as well as increased expenses related to implementation services due to increased sales. The increase in cost of revenues was also attributable to a $1.1 million increase in third-party royalty expenses to support the increased revenue, a $0.5 million increase in consulting expense due to retaining consultants following the DMD acquisition, a $0.2 million increase in office rent and utilities commensurate with the increase in headcount, a $0.2 million increase in depreciation expense due to asset purchases and a $0.2 million increase in amortization of intangible assets related to the DMD acquisition. These increases were partially offset by a $0.3 million decrease in telecommunication costs related to the discontinuation of the Mavent data center, a $0.2 million decrease in software expense due to the expiration of certain Mavent-related licenses and a $0.2 million decrease in temporary staff and consulting expense relating to the integration of Mavent during 2010.
Sales and Marketing

	Year ended December 31,
	2012	2011	2010
	(in thousands except percentages)
Sales and marketing	$17,887	$12,126	$9,555
Sales and marketing	17.6%	21.9%	22.1%
Sales and marketing expenses increased by $5.8 million, or 47.5%, in the year ended December 31, 2012 as compared to the same period of 2011. This increase was primarily due to a $2.2 million increase in salaries and employee benefits reflecting additional headcount as we have grown our sales department in order to take advantage of the anticipated demand for our software solutions and additional headcount from the hiring of former DMD employees in August 2011, a $1.2 million increase in commissions commensurate with the increase in revenues, a $0.8 million increase due to the increased level of sales and marketing activities in 2012 as compared to the prior-year period including our Encompass User Summit in the fourth quarter of 2012 and a $0.6 million increase in amortization of acquired intangible assets related to the DMD acquisition which occurred in August 2011.

Sales and marketing expenses increased by $2.6 million, or 27.0%, from 2010 to 2011. This increase was due to a $1.1 million increase in salaries and employee benefits reflecting increased headcount, including the additional personnel from DMD hired during the third quarter of 2011, a $0.6 million increase in advertising, public relations and related temporary staff expenses due to an increase in marketing and promotion activities, a $0.5 million increase in commissions due to increased sales during 2011, a $0.4 million increase in amortization of acquired intangible assets related to the DMD acquisition, a $0.1 million increase in travel expenses due to increased trade show attendance and a $0.1 million increase in sales and marketing-related software expense due to an increase in the number of users, partially offset by a $0.1 million decrease due to reduced consulting activities.
Research and Development

	Year ended December 31,
	2012	2011	2010
	(in thousands except percentages)
Research and development	$18,053	$12,975	$10,468
Research and development	17.7%	23.4%	24.2%
Research and development expenses increased by $5.1 million, or 39.1%, in the year ended December 31, 2012 compared to the same period of 2011. The increase was primarily due to a $2.8 million increase in salaries and employee benefits reflecting an increase in headcount which included the hiring of former DMD employees in August 2011, a $1.1 million increase in stock-based compensation expense primarily resulting from Performance Awards granted to certain executives during the third quarter of 2012 as well as stock option grants made to new employees and a $0.6 million increase in the use of consultants.
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
 General and Administrative

	Year ended December 31,
	2012	2011	2010
	(in thousands except percentages)
General and administrative	$21,601	$12,900	$9,823
General and administrative	21.2%	23.2%	22.7%
 General and administrative expenses increased by $8.7 million, or 67.4%, in the year ended December 31, 2012 as compared to the same period of 2011. This increase was primarily due to a $3.6 million increase in stock-based compensation expense primarily resulting from Performance Awards granted to certain executives during the third quarter of 2012 as well as stock option grants made to new employees, a $1.3 million increase in salaries and other employee benefits due to an increase in headcount, which included the hiring of former DMD employees, a $1.4 million increase in bonus expense due to a greater number of employees eligible for bonus pay as well as improved operating performance of the Company, a $1.1 million increase in hardware and software expenses associated with infrastructure upgrades, a $0.6 million increase in the use of consultants and temporary workers, a $0.3 million increase in credit card processing fees resulting from higher sales volumes and a $0.2 million increase in depreciation expense due to recent increases in capital expenditures. The increases were offset by a $0.5 million decrease in legal fees due to decreased usage of outside legal services and a $0.4 million decrease in bad debt expenses resulting from the shift in the mix of our customer base from mortgage brokerages to mortgage lenders and improvement in the economy.
General and administrative expenses increased by $3.1 million, or 31.3%, from 2010 to 2011 primarily due to a $1.8 million increase in salaries, temporary staff, accounting, consulting and other expenses associated with our April 2011 initial public offering and having become a publicly held company, a $0.4 million increase in bonus expense due to a greater number of employees eligible for bonus pay, a $0.3 million increase in insurance premiums related to being a public company, a $0.2 million increase in recruiting expense related to hiring of certain positions, a $0.2 million increase in depreciation expense due to increased capital additions, a $0.1 million increase in bad debt expense reflecting the downturn in the mortgage industry and a $0.1 million increase in credit card processing fees due to increased sales.

Other (Expense) Income, Net
Other income (expense), net includes imputed interest expense related to the DMD acquisition holdback liability and interest income from notes receivable and investments. The amounts were nominal in the years ended December 31, 2012, 2011 and 2010.
Income Taxes
Income tax provision of $1.7 million in 2012 was primarily due to statutory taxes on pretax income of $21.1 million offset by a $6.6 million reduction in our deferred tax asset valuation allowance. Based upon our cumulative operating results and an assessment of our expected future results of operations, we determined that there was significant positive evidence regarding the realization of certain of our deferred tax assets. As a result, we reversed a portion of our valuation allowance and recognized an additional net deferred tax asset. The valuation allowance remaining at December 31, 2012 relates to certain state research and development tax credits, the realization of which is uncertain as we expect to generate additional such credits at a faster rate than we are able to utilize them. Our effective tax rate differs from the statutory federal rate principally due to changes in the valuation allowance in the years ended December 31, 2012, 2011 and 2010. The valuation allowance decreased by $0.4 million in 2010, decreased by $2.0 million in 2011 and decreased by $6.5 million in 2012. We will continue to assess the need for a valuation allowance on deferred tax assets by evaluating both positive and negative evidence that may exist. Any adjustment to the deferred tax asset valuation allowance will be recorded in the income statement for the periods that the adjustment is determined to be required.
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
Income tax provision was $0.2 million in 2010 consisting primarily of state income taxes.
Liquidity and Capital Resources
As of December 31, 2012, we had cash, cash equivalents and short-term investments of $60.4 million and long-term investments of $43.7 million. Cash and cash equivalents consist of cash and money market accounts. Both short and long-term investments consist of corporate bonds and obligations, municipal obligations, U.S. government notes and U.S. government agency securities.
On July 3, 2012, we completed an underwritten public offering of 3,566,883 shares of common stock at a public offering price of $17.00 per share, which consisted of 3,465,245 newly issued shares sold by us and 101,638 shares sold by certain of our directors and executive officers. We received aggregate net proceeds of approximately $55.5 million, after deducting the underwriting discounts and commissions and offering expenses. We received no proceeds from the sale of shares offered by the selling stockholders.
We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund capital expenditures, operating expenses and other cash requirements for at least the next 12 months. We may enter into acquisitions in the future, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
The following table sets forth our statement of cash flows data for the periods presented:

	Year ended December 31,
	2012	2011	2010
	(in thousands)
Net cash provided by operating activities	$27,753	$6,372	$3,297
Net cash provided by (used in) investing activities	$(69,121)	$(21,268)	$728
Net cash provided by (used in) financing activities	$61,750	$24,279	$(1,167)
Net increase in cash and cash equivalents	$20,382	$9,383	$2,858
Operating Activities
Cash provided by operating activities increased by $21.4 million from $6.4 million in 2011 to $27.8 million in 2012. Consistent with prior periods, cash provided by operating activities has historically been affected by net income adjusted for add-backs of non-cash expense items. Specifically, stock-based compensation expense increased by $5.2 million for the year ended December 31, 2012 as compared to the same period of 2011. This increase resulted from new grants and the increased market price per share of our common stock, offset in part by reductions from fully vested, fully amortized stock options, which no longer impact expense in 2012. Additionally, the change in deferred tax assets and liabilities increased by $1.1 million primarily due to the reduction in our deferred tax asset valuation allowance. Depreciation and amortization expense increased by $1.2 million primarily due to purchases of property and equipment for our data center and amortization of other intangible assets increased by $0.7 million primarily due to the acquisition of DMD. The increases were also offset by the increase in the excess tax benefit from exercise of stock options of $2.0 million as well as the decrease in the provision for uncollectible accounts receivable of $0.4 million.
Cash provided by operating activities is also affected by changes in operating assets and liabilities, which resulted in a net decrease of $0.4 million to operating cash flows in the year ended December 31, 2012 as compared to the same period in 2011. Our net accounts receivable balance fluctuates from period to period, depending on the timing of sales and billing activity, cash collections and changes to our allowance for doubtful accounts. The change in prepaid expenses was due to the timing of the payment for insurance renewals, computer software licenses and computer equipment maintenance contracts as well as payments for prepaid maintenance related to computer hardware purchased for our data centers. The change in accounts payable and accrued and other liabilities was due to the timing of additional liabilities and specifically, to the payment of bonuses to employees prior to December 31, 2012.
Cash provided by operating activities increased by $3.1 million from $3.3 million in 2010 to of $6.4 million in 2011. This increase was primarily due to an increase of net income of $2.8 million for the year ended December 31, 2011 as compared to the same period of 2010 offset by an increase in the change in deferred tax assets and liabilities of $1.7 million due primarily to the reduction in our deferred tax asset valuation allowance in 2011. Operating assets and liabilities also changed $1.2 million more in 2011 than in 2010 due primarily to an increase in 2011 in accrued and other liabilities primarily due to the introduction of the Employee Stock Purchase Plan, increased bonus accrual due to an increased number of employees eligible for performance-based compensation and increased accrued paid time off commensurate with the increase in employees.
Investing Activities
Our primary investing activities have consisted of purchases of investments, purchases of property and equipment specifically related to the build out of our data centers, as well as payments for acquisitions. Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations and certain software development projects subject to capitalization. We plan to continue to invest in technology hardware and software to support our growth and corporate infrastructure.
Cash used in investing activities of $69.1 million for the year ended December 31, 2012 was primarily the result of $58.1 million in net purchases of investments, $8.1 million for purchases of property and equipment mainly for our data centers and a $2.9 million holdback payment relating to the acquisition of DMD.
Cash used in investing activities of $21.3 million for the year ended December 31, 2011 was primarily the result of $18.2 million in cash payments related to the acquisitions of DMD and MPS as well as purchases of property and equipment of $3.7 million primarily related to computer equipment and software to support the growth of our business.
Cash provided by investing activities of $0.7 million for the year ended December 31, 2010 was primarily the result $2.2 million of net sales of investments partially offset by $1.4 million for purchases of property and equipment.
Financing Activities
Financing activities have consisted primarily of proceeds from our initial and follow-on public offerings in 2011 and 2012, respectively, net of offering costs. Additional cash has been provided from the exercise of stock options as well as the effect of the increase in the excess tax benefit from exercise of stock options.
Cash provided by financing activities of $61.8 million for the year ended December 31, 2012 consisted primarily of $55.5 million in proceeds from our follow-on public offering, net of offering costs, $4.3 million in proceeds from the exercise of stock options and an increase in the excess tax benefit from exercise of stock options of $2.0 million.
Cash provided by financing activities of $24.3 million for the year ended December 31, 2011 consisted primarily of $23.1 million in proceeds from our initial public offering, net of offering costs, and $1.3 million in proceeds from the exercise of stock options.
Cash used in financing activities of $1.2 million for the year ended December 31, 2010 consisted primarily of $1.6 million in payments for legal and other fees that were capitalized in connection with our initial public offering partially offset by $0.8 million in proceeds from the exercise of stock options.

Off Balance Sheet Arrangements
As of December 31, 2012, we had no off-balance sheet arrangements and operating leases were the only financing arrangements not reported on our consolidated financial statements.

Contractual Obligations
As of December 31, 2012, our contractual payment obligations are as follows:

	Payment due by period (as of December 31, 2012)
	Total	Less than 1 year	1-3 years	More than 3 years
	(in thousands)
Acquisition holdback, net of discounts	$4,859	$2,948	$1,911	$—
Capital lease obligations	4	4	—	—
Operating lease obligations	3,427	1,577	1,850	—
Purchase obligations	1,750	789	961	—
Total	$8,290	$4,529	$3,761	$—

Acquisition holdback, net of discounts is related to the acquisition of DMD. See Notes 5 and 8 of the Notes to Consolidated Financial Statements.
Purchase obligations are associated with agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum services to be used; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Obligations under contracts that we can cancel without a significant penalty are not included in the table above. See Note 8 of the Notes to Consolidated Financial Statements.
Recent Accounting Pronouncements
See Note 2 of the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risks and inflation.
Interest Rate Fluctuation Risk
We do not have any long-term borrowings.
Our investments include cash, cash equivalents and both short and long-term investments including investment-grade interest-bearing securities such as money market accounts, certificates of deposit, commercial paper, corporate bonds, municipal and government agency obligations and guaranteed obligations of the U.S. government. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments.
A hypothetical increase in interest rates of 1.0% would have resulted in a decrease in the fair value of our investment portfolio of $0.8 million as of December 31, 2012. The fluctuations in fair value of our investment portfolio reflect only the direct impact of the change in interest rates. Other economic variables, such as equity market fluctuations and changes in relative credit risk, could result in a significantly higher decline in the fair value of our net investment position. For further information on how credit risk is factored into the valuation of our investment portfolio see Note 4 of the Notes to Consolidated Financial Statements.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Page
Reports of Independent Registered Public Accounting Firm	45
Consolidated Balance Sheets as of December 31, 2012 and 2011	47
Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010	48
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) for the years ended December 31, 2012, 2011 and 2010	49
Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010	50
Notes to Consolidated Financial Statements	51

Financial Statement Schedules II-Valuation And Qualifying Accounts And Reserves	74
All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Ellie Mae, Inc.
We have audited the accompanying consolidated balance sheets of Ellie Mae, Inc. (a Delaware corporation) and subsidiaries (“the Company”) as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, redeemable convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2012. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ellie Mae, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 1, 2013 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP
San Francisco, California
March 1, 2013

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Ellie Mae, Inc.
We have audited the internal control over financial reporting of Ellie Mae, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of the Company as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, redeemable convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2012. Our report dated March 1, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ GRANT THORNTON LLP
San Francisco, California
March 1, 2013

Ellie Mae, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2012	2011
Assets
Current assets
Cash and cash equivalents	$44,114	$23,732
Short-term investments	16,243	1,933
Accounts receivable, net of allowances for doubtful accounts of $74 and $47, as of December 31, 2012 and December 31, 2011, respectively	9,753	6,819
Prepaid expenses and other current assets	2,956	1,165
Deferred tax assets	645	216
Note receivable	1,000	1,000
Total current assets	74,711	34,865
Property and equipment, net	9,494	5,539
Long-term investments	43,728	—
Other intangible assets, net	6,531	8,166
Goodwill	51,051	51,051
Deposits and other assets	100	150
Total assets	$185,615	$99,771
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$2,039	$2,255
Accrued and other current liabilities	5,792	4,937
Acquisition holdback, net of discount	2,948	2,948
Deferred revenue	4,896	4,548
Deferred rent	252	212
Total current liabilities	15,927	14,900
Acquisition holdback, net of current portion and discount	1,911	4,725
Long-term deferred tax liabilities	130	260
Other long-term liabilities	785	1,028
Total liabilities	18,753	20,913
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, $0.0001 par value per share;140,000,000 authorized shares, 26,058,533 and 21,019,590 shares issued and outstanding as of December 31, 2012 and December 31, 2011, respectively	3	2
Additional paid-in capital	184,616	116,012
Accumulated other comprehensive loss	(65)	—
Accumulated deficit	(17,692)	(37,156)
Total stockholders' equity	166,862	78,858
Total liabilities and stockholders' equity	$185,615	$99,771
See accompanying notes to these consolidated financial statements.

Ellie Mae, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except share and per share amounts)

	Year ended December 31,
	2012	2011	2010
Revenues	$101,845	$55,494	$43,234
Cost of revenues	23,114	15,784	12,505
Gross profit	78,731	39,710	30,729
Operating expenses:
Sales and marketing	17,887	12,126	9,555
Research and development	18,053	12,975	10,468
General and administrative	21,601	12,900	9,823
Total operating expenses	57,541	38,001	29,846
Income from operations	21,190	1,709	883
Other (expense) income, net	(43)	76	119
Income before income taxes	21,147	1,785	1,002
Income tax provision (benefit)	1,683	(1,835)	225
Net income	$19,464	$3,620	$777
Net income per share of common stock:
Basic	$0.83	0.23	0.22
Diluted	$0.76	0.18	0.05
Weighted average common shares used in computing net income per share of common stock:
Basic	23,523,222	15,618,053	3,495,731
Diluted	25,537,192	20,649,451	17,146,735

Net income	$19,464	$3,620	$777
Other comprehensive loss, net of taxes
Unrealized losses on investments	(65)	—	—
Comprehensive income	$19,399	$3,620	$777

See accompanying notes to these consolidated financial statements.

Ellie Mae, Inc.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except share amounts)

						Accumulated
	Redeemable Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balances, December 31, 2009	11,770,472	$82,672	3,348,163	$—	$6,037	$—	$(41,553)	$(35,516)
Issuance of common stock for cash upon exercise of stock options	—	—	157,600	—	570	—	—	570
Issuance of common stock upon exercise of stock options in exchange for an employee note receivable	—	—	36,400	—	—	—	—	—
Issuance of common stock upon exercise of warrant	—	—	87,499	—	262	—	—	262
Issuance of right to purchase	—	—	—	—	363	—	—	363
Stock-based compensation expense	—	—	—	—	1,705	—	—	1,705
Excess tax benefit from exercise of stock options	—	—	—	—	14	—	—	14
Net income	—	—	—	—	—	—	777	777
Balances, December 31, 2010	11,770,472	82,672	3,629,662	—	8,951	—	(40,776)	(31,825)
Issuance of common stock for cash upon exercise of stock options	—	—	414,583	—	1,185	—	—	1,185
Issuance of common stock upon exercise of stock options in exchange for an employee note receivable	—	—	29,163	—	—	—	—	—
Issuance of common stock upon exercise of warrant	—	—	175,710	—	125	—	—	125
Issuance of common stock in connection with IPO, net	—	—	5,000,000	—	21,392	—	—	21,392
Conversion of preferred stock to common stock in connection with IPO	(11,770,472)	(82,672)	11,770,472	2	82,670	—	—	82,672
Stock-based compensation expense	—	—	—	—	1,680	—	—	1,680
Excess tax benefit from exercise of stock options	—	—	—	—	9	—	—	9
Net income	—	—	—	—	—	—	3,620	3,620
Balances, December 31, 2011	—	—	21,019,590	2	116,012	—	(37,156)	78,858
Issuance of common stock under stock incentive plans	—	—	1,447,456	—	3,516	—	—	3,516
Issuance of common stock under employee stock purchase plan	—	—	126,242	—	742	—	—	742
Issuance of common stock in connection with public offering, net	—	—	3,465,245	1	55,530	—	—	55,531
Stock-based compensation expense	—	—	—	—	6,849	—	—	6,849
Excess tax benefit from exercise of stock options	—	—	—	—	1,967	—	—	1,967
Unrealized losses on investments	—	—	—	—	—	(65)	—	(65)
Net income	—	—	—	—	—	—	19,464	19,464
Balances, December 31, 2012	—	$—	26,058,533	$3	$184,616	$(65)	$(17,692)	$166,862
See accompanying notes to these consolidated financial statements.

Ellie Mae, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,464	$3,620	$777
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,144	1,964	1,611
Provision for uncollectible accounts receivable	70	469	366
Amortization of other intangible assets	1,635	896	370
Amortization of discount related to holdback	186	80	—
Stock-based compensation	6,849	1,680	2,068
Loss on sale of property and equipment	19	—	—
Excess tax benefit from exercise of stock options	(1,967)	—	—
Deferred income taxes	(559)	(1,654)	—
Changes in operating assets and liabilities:
Accounts receivable	(3,004)	(2,584)	(1,890)
Prepaid expenses and other current assets	(1,506)	(650)	233
Deposits and other assets	50	621	5
Accounts payable	500	479	23
Accrued and other current liabilities	2,749	1,309	338
Deferred revenue	334	321	(79)
Deferred rent	(211)	(179)	(525)
Net cash provided by operating activities	27,753	6,372	3,297
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(8,121)	(3,688)	(1,436)
Purchase of investments	(65,811)	(6,228)	(7,252)
Maturities of investments	7,708	6,851	9,416
Acquisitions, net of cash acquired	(2,907)	(18,188)	—
Other investing activities, net	10	(15)	—
Net cash provided by (used in) investing activities	(69,121)	(21,268)	728
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from public offerings, net of commissions	55,964	27,900	—
Offering costs paid during the period	(433)	(4,824)	(1,621)
Payment of capital lease obligations	(6)	(116)	(392)
Proceeds from issuance of common stock under employee stock plans	4,258	1,310	832
Excess tax benefit from exercise of stock options	1,967	9	14
Net cash provided by (used in) financing activities	61,750	24,279	(1,167)
NET INCREASE IN CASH AND CASH EQUIVALENTS	20,382	9,383	2,858
CASH AND CASH EQUIVALENTS, Beginning of period	23,732	14,349	11,491
CASH AND CASH EQUIVALENTS, End of period	$44,114	$23,732	$14,349
Supplemental disclosure of cash flow information:
Cash paid for interest	$356	$3	$23
Cash paid for income taxes	$212	$193	$23
Supplemental disclosure of non-cash investing and financing activities:
Fixed asset purchases not yet paid	$186	$801	$35
Deferred offering costs not yet paid	$—	$—	$2,218
Conversion of preferred stock to common stock	$—	$82,670	$—
See accompanying notes to these consolidated financial statements.

Ellie Mae, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1—Description of Business

Ellie Mae, Inc. (the “Company” or “Ellie Mae”) is a leading provider of on-demand automation solutions for the mortgage industry in the United States.  Its on-demand, technology-enabled software solutions help streamline and automate the process of originating and funding new mortgage loans, thereby increasing efficiency, facilitating regulatory compliance and reducing documentation errors.

NOTE 2—Basis of Presentation and Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of Ellie Mae and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.
Certain reclassifications have been made to prior period amounts to conform to current period presentation. Such reclassifications have no effect on revenues, income from operations or net income as previously reported.
Applicable Accounting Guidance
Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative generally accepted accounting principles in the United States (“U.S. GAAP”), as found in the Financial Accounting Standards Board's (“FASB”) Accounting Standards Codification (“ASC”).
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management evaluates estimates on a regular basis including those relating to the allowance for doubtful accounts, goodwill valuation, intangible assets, the valuation of deferred income taxes, stock-based compensation and unrecognized tax benefits, among others. Actual results could differ from those estimates and such differences may have a material impact on the Company's consolidated financial statements and footnotes.
Cash and Cash Equivalents
All highly liquid investments purchased with an original maturity date of 90 days or less are considered to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value.
Fair Value of Financial Instruments
The fair value of the Company's cash and cash equivalents, accounts receivable, notes receivable and accounts payable approximates their carrying values due to the short maturity of the instruments. The fair value of the Company's capital lease obligations approximate the carrying value due to the short-term maturity of the leases.
All of the Company's investments that have a maturity of greater than 90 days are classified as available-for-sale and are carried at fair value. The Company invests excess cash primarily in investment-grade interest-bearing securities such as money market accounts, certificates of deposit, commercial paper, corporate bonds, municipal and government agency obligations and guaranteed obligations of the U.S. government, all of which are subject to minimal credit and market risks. Fair value is determined based on quoted market rates when observable or utilizing data points that are observable, such as quoted prices, interest rates and yield curves. The cost of available-for-sale marketable securities sold is based on the specific identification method. Unrealized gains and losses, net of tax, are reported in stockholders' equity as other comprehensive income. Realized gains and losses are included in interest income and other expense, respectively. Interest and dividends are included in interest income when they are earned.
Allowance for Doubtful Accounts
The Company analyzes individual trade accounts receivable by considering historical bad debts, customer creditworthiness,

current economic trends, changes in customer payment terms and collection trends when evaluating the adequacy of the allowance for doubtful accounts. Allowances for doubtful accounts are recognized in the period in which the associated receivable balance is not considered recoverable. Any change in the assumptions used in analyzing accounts receivable may result in changes to the allowance for doubtful accounts and are recognized in the period in which the change occurs. The Company writes off a receivable when all rights, remedies and recourses against the account and its principals are exhausted and records a benefit when previously reserved accounts are collected.
Concentration of Credit Risk
The financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments and accounts receivable. The Company's cash and cash equivalents are deposited with major financial institutions in the United States. At times, such deposits may be in excess of insured limits. Management believes that the Company's investments in cash equivalents and available-for-sale investments are financially sound and have minimal credit risk. The Company's accounts receivable are derived from revenue earned from customers located in the United States. The Company had no customers that represented 10% or more of revenues for the years ended December 31, 2012, 2011 and 2010. No customer represented more than 10% of accounts receivable as of December 31, 2012 and 2011.
Software and Website Development Costs
The Company capitalizes costs related to internal-use software and website application development. In each case the software or website application is for internal needs and the Company does not plan to market the software externally. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life, generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. The capitalized costs are included in “Property and equipment, net” in the accompanying consolidated balance sheets. For the year ended December 31, 2012, the Company capitalized software and website application development costs of $0.5 million. There were no such costs capitalized in the years ended December 31, 2011 and 2010. There was no amortization recorded in the years ended December 31, 2012, 2011 and 2010, respectively.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation and are depreciated on a straight-line basis over their estimated useful lives, which is generally three years. Leasehold improvements and assets acquired under capital leases are amortized over the shorter of the asset's useful life or term of the lease.
Business Combinations
The Company recognizes and measures the identifiable assets acquired in a business combination, the liabilities assumed and any noncontrolling interest in the acquiree, measured at their fair values as of the acquisition date. Under ASC 805, the Company recognizes contingent consideration arrangements at their acquisition-date fair values with subsequent changes in fair value reflected in earnings, recognizes pre-acquisition loss and gain contingencies at their acquisition-date fair values (with certain exceptions), capitalizes in-process research and development assets, expenses acquisition-related transaction costs as incurred, and limits the capitalization of acquisition-related restructuring as of the acquisition date. Due to the inherent uncertainty in the Company's best estimates and assumptions, they are subject to refinement. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of assets acquired and liabilities assumed, with the corresponding offset to goodwill. Any subsequent adjustments, including changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period are recognized in earnings rather than as an adjustment to the cost of acquisition.
Goodwill
The Company records goodwill in a business combination when the consideration paid exceeds the fair value of the net assets acquired. Goodwill is not amortized, but is tested for impairment at least annually in the fourth quarter of the Company’s fiscal year, or whenever changes in circumstances indicate that the fair value of a reporting unit is less than its carrying amount, including goodwill. The annual test is performed at the reporting unit level using a fair-value based approach. The Company's operations are organized as one reporting unit. In testing for a potential impairment of goodwill, the Company first compares the carrying value of assets and liabilities to the estimated fair value. If estimated fair value is less than carrying value, then potential impairment exists. The amount of any impairment is then calculated by determining the implied fair value of goodwill using a hypothetical purchase price allocation. Impairment is equivalent to any excess of goodwill carrying value over its implied fair value.

The process of evaluating the potential impairment of goodwill requires significant judgment at many points during the analysis, including calculating fair value of each reporting unit based on estimated future cash flows and discount rates to be applied.
The Company completed its annual impairment tests during the fourth quarters of 2012, 2011 and 2010 and determined that goodwill was not impaired.
Other Intangible Assets
Other intangible assets are stated at cost less accumulated amortization. Other intangible assets include developed technology, trade names and customer lists and contracts. Intangible assets with finite lives are amortized on a straight-line basis over the estimated periods of benefit, as follows:

Developed technology	3-5 years
Trade names	3 years
Customer lists and contracts	1-9 years
The Company evaluates its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount and fair value less costs to sell. There have been no such impairments of finite-lived intangible assets for the years ended December 31, 2012, 2011 and 2010.
Impairment of Long-Lived Assets
The Company evaluates its long-lived assets for indications of possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There has been no such impairment of long-lived assets for the years ended December 31, 2012, 2011 and 2010.
Revenue Recognition
The Company generates revenue primarily from on-demand and on-premise fees for software and related services. The Company re-categorized its revenues beginning with the first quarter of 2012 to on-demand revenues and on-premise revenues (see Note 13) to better align with the Company’s strategic plan. On-demand revenues are revenues generated from company-hosted software subscriptions that customers access through the Internet and revenues from a small number of customers that have opted to self-host a portion of the software but pay fees based on a per closed loan, or success, basis subject to monthly base fees, which the Company refers to as success-based pricing. On-demand revenues are also comprised of software services sold transactionally and Ellie Mae Network transaction fees. On-premise revenues generally are revenues generated from customer-hosted software licenses and related implementation (except for customer-hosted success-based pricing revenues included in on-demand revenues described above), training and maintenance services. Sales taxes assessed by governmental authorities are excluded from revenue.
On-Demand Revenues
Subscription Services and Usage-Based Fee Arrangements. Subscription services and usage-based fee arrangements generally include a combination of the Company’s products delivered as software-as-a-service (“SaaS”) product updates and support services. These revenues generally include the following:
SaaS Encompass Revenues. The Company offers web-based access to its Encompass software for a monthly recurring fee. The Company provides the right to access its loan origination software and handles the responsibility of managing the servers, providing security, backing up the data and applying updates; however, except where customers self-host a portion of the software in a success-based pricing structure, customers under SaaS arrangements may not take possession of the software at any time during the term of the agreement. Associated set-up fees are recognized ratably over the life of the relationship with customers, which is generally the life of the contract. Contracts generally range from one year to three years. Alternatively, customers can elect to pay on a per closed loan, or success, basis. Success basis contracts generally have a term of two to three years and are subject to monthly base fees, which enable customers to close loans up to a contractually agreed-to minimum number of transactions, and additional closed loan fees, which are assessed for loans closed in excess of the minimum. Revenue is earned from both base fees and additional closed loan fees as the result of the customer's usage of Encompass software. Monthly base fees are recognized over the respective monthly service period as the software is utilized. Additional closed loans fees are recognized when the loans are reported as closed. This offering also includes CenterWise for Encompass as an integrated component, which is a combined element of the arrangement that is delivered in conjunction with the SaaS Encompass offering and therefore is not accounted for separately. In general, upfront non-refundable fees received at the inception of an arrangement are deferred and recognized over the longer of the contractual term or the estimated customer relationship period.
CenterWise for Encompass Licensees. CenterWise is a bundled offering of electronic document management (“EDM”) and websites used for customer relationship management. Generally, revenue is recognized for CenterWise as the service is performed, except when CenterWise is automatically included as an integrated component of the SaaS Encompass offering, in which case the associated revenue is recognized as described above.
Services Revenues. The Company provides mortgage-related and other business services, including automated documentation preparation and compliance reports. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.
Transaction Revenues. The Company has entered into agreements with various lenders, service providers and certain government agencies participating in the mortgage origination process that provide them access to, and ability to interoperate with, mortgage originators on the Ellie Mae Network. Under these agreements, the Company has the opportunity to earn transaction fees when transactions are processed through the Ellie Mae Network. Transaction revenues are recognized when there is evidence that the qualifying transactions have occurred on the Ellie Mae Network and collection of the resulting receivable is reasonably assured. Associated set-up fees are recognized ratably, beginning upon completion of the integration and continuing over the remaining estimated life of the relationship with its customer, which generally is the remaining life of the contract.
On-Premise Revenues
With the exception of revenue from customers that self-host a portion of the software in a success-based pricing structure (which is recognized as described above), revenue from the sale of software licenses is recognized in the month in which the required revenue recognition criteria are met, generally in the month in which the software is delivered. Revenue is recognized when: persuasive evidence of an arrangement exists, which is evidenced by a signed agreement; the product has been delivered; the fee is fixed or determinable and collection of the resulting receivable is reasonably assured.
Multiple Element Arrangements
For software arrangements with multiple elements (e.g., undelivered maintenance and support contracts bundled with licenses), revenue is allocated to the delivered elements of the arrangement when vendor specific objective evidence (“VSOE”) is determinable, using the residual value method based on objective evidence of the fair value of the undelivered elements, which is specific to the Company. When VSOE is not determinable, the entire arrangement is recognized ratably over the term of the contract. Revenue is recognized under this model upon receipt of cash payment from the customer if collectability is not reasonably assured and when other revenue recognition criteria have been met. The VSOE of fair value for maintenance and support obligations related to licenses is based upon the prices paid for the separate renewal of these services by the customer. Maintenance revenues are recognized ratably over the period of the maintenance contract. Revenues for usage-based fee arrangements are recognized when the services are delivered to the customer.
When subscription services involve multiple elements that qualify as separate units of accounting, the Company allocates arrangement consideration at the inception of an arrangement to all deliverables based on the relative selling price method in accordance with the selling price hierarchy, which includes: (i) VSOE if available; (ii) third-party evidence, (“TPE”) if VSOE is not available; and (iii) the best estimate of selling price (“BESP”) if neither VSOE nor TPE is available.
VSOE. The Company determines VSOE based on its historical pricing and discounting practices for the specific product or service when sold separately. In determining VSOE, the Company requires that a substantial majority of the selling prices for these services fall within a reasonably narrow pricing range. The Company has not historically priced its subscription services within a narrow range. As a result, the Company has not been able to establish selling prices for subscription services based on VSOE.
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
Deferred Revenue
Deferred revenue represents billings or payments received in advance of revenue recognition and is recognized as the revenue recognition criteria are met. Balances consist primarily of maintenance and professional services not yet provided as of the balance sheet date. Deferred revenue that will be recognized during the succeeding 12 month period is recorded as current deferred revenue, and the remaining portion is recorded as other long-term liabilities.
Warranties and Indemnification
The Company provides a warranty for its software products and services to its customers and accounts for its warranties as a contingent liability. The Company's products are generally warranted to perform substantially as described in the associated product documentation for a period of 90 days. The Company's services are generally warranted to be performed consistent with industry standards for a period of 90 days from delivery. If there is a failure of such warranties, the Company generally is obligated to correct the product or service to conform to the warranty provision or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. With respect to Encompass Compliance Service, the Company provides a limited warranty, which limits its liability to the reimbursement for losses incurred by a customer due to fines, penalties or judgments imposed or levied upon a customer as a result of a violation of a specific law, rule or regulation resulting from an error in the provision of the Company's Encompass Compliance Service. The Company's maximum exposure is limited under its services agreements to the greater of the total service fees paid by a customer for such services during the specified period preceding the relevant claim, typically six to 12 months, or a specified dollar amount ranging from $1.0 million to $5.0 million. The Company has not historically incurred any significant claims and maintains a total of $5.0 million in professional liability insurance coverage. The Company has not provided for a warranty accrual as of December 31, 2012 or 2011. To date, the Company's product warranty expense has not been significant.
The Company generally agrees to indemnify its customers against legal claims that the Company's software products infringe certain third-party intellectual property rights and accounts for its indemnification obligations as a contingent liability. In the event of such a claim, the Company is obligated to defend its customer against the claim and to either settle the claim at the Company's expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of an infringement, the Company agrees to modify or replace the infringing product, or, if those options are not reasonably possible, to refund the cost of the software, as pro-rated over a period of years. To date, the Company has not been required to make any payment resulting from infringement claims asserted against its customers. The Company has not recorded a liability for infringement costs as of December 31, 2012 or 2011.
The Company has obligations under certain circumstances to indemnify each member of the Company's board of directors against judgments, fines, settlements and expenses related to claims against such directors and otherwise to the fullest extent permitted under Delaware law and the Company's bylaws and certificate of incorporation.
Cost of Revenues
The Company's cost of revenues consists primarily of salaries, benefits and related costs (including stock-based compensation), allocated facilities costs, customer support, data centers, expenses for document preparation, income verification and compliance services, depreciation on computer equipment used in supporting the Ellie Mae Network, the Company's Encompass SaaS and CenterWise offerings, amortization of acquired intangible assets directly involved in revenue producing activities and professional services associated with implementation of software.

Research and Development Costs
Research and development costs are expensed as incurred.
Advertising Expenses
The Company expenses advertising costs as incurred. Advertising expenses for each of the years ended December 31, 2012, 2011 and 2010 were $0.3 million.
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
The Company recognizes compensation expense related to restricted awards, restricted stock unit awards (“RSUs”), and performance share awards (“Performance Awards”) based on the fair market value of the underlying shares of common stock as of the date of grant. Expense related to the restricted awards and the RSUs are recognized on a straight-line basis over the requisite service period of the award, which generally equals the vesting period. Expense related to the Performance Awards is recognized under an accelerated method over the requisite service period of the award, which recognizes a larger portion of the expense during the beginning of the vesting period than in the end of the vesting period. Management estimates the probable number of shares of common stock that will be granted until the achievement of the performance goals is known.
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
Income Taxes
The Company accounts for income taxes under the asset and liability method, which requires the recognition of taxes payable or refundable for the current year, and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The measurement of current and deferred tax liabilities and assets is based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that the Company believes is more likely than not to be realized. The Company's determination of its valuation allowance is based upon a number of assumptions, judgments and estimates, including forecasted earnings, future taxable income and the relative proportions of revenue and income before taxes in the various jurisdictions in which it operates.
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
Comprehensive Income
Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income, specifically unrealized gains and losses on investments.
Geographical Information

The Company is domiciled in the United States and had no international operations or sales to customers outside of the United States for the years ended December 31, 2012, 2011 and 2010.
Recent Accounting Pronouncements
In February, 2013, the FASB issued an amendment to ASC Topic 220, Comprehensive Income, in Accounting Standards Update (“ASU”) 2013-02. Under ASU 2013-02, an entity must make new disclosures for changes in accumulated other comprehensive income (“AOCI”) balances by component as well as significant items reclassified out of AOCI. ASU 2013-02 will be effective for the first quarter within the year ending December 31, 2013. Management does not expect adoption to have a material impact on the Company's consolidated financial statements.
NOTE 3—Net Income Per Share of Common Stock
Net income per share of common stock is calculated by dividing net income by the weighted average shares of common stock outstanding during the period. Diluted net income per share of common stock is calculated by dividing net income by the weighted average shares of common stock outstanding and potential shares of common stock during the period. Potential shares of common stock include dilutive shares attributable to the assumed exercise of stock options, warrants and employee stock purchase plan shares using the treasury stock method, RSUs and contingent issuances of common stock related to redeemable convertible preferred stock, if dilutive.
The components of net income per share of common stock were as follows:

	Year ended December 31,
	2012	2011	2010
	(in thousands, except share and per share amounts)
Net income	$19,464	$3,620	$777
Basic shares:
Weighted average common shares outstanding	23,523,222	15,618,053	3,495,731
Diluted shares:
Weighted average shares used to compute basic net income per share	23,523,222	15,618,053	3,495,731
Effect of potentially dilutive securities:
Warrants to purchase common stock, employee stock options, RSUs and convertible preferred stock	2,013,970	5,031,398	13,651,004
Weighted average shares used to compute diluted net income per share	25,537,192	20,649,451	17,146,735
Net income per share:
Basic	$0.83	$0.23	$0.22
Diluted	$0.76	$0.18	$0.05
The following potential common shares were excluded from the computation of diluted net income per share, as their effect would have been anti-dilutive:

	Twelve months ended December 31,
	2012	2011	2010
Employee stock options and awards	252,462	1,128,632	390,713
Performance-based awards are included in the diluted shares outstanding for each period if the established performance criteria have been met at the end of the respective periods. However, if none of the required performance criteria have been met for such awards, the Company includes the number of shares that would be issuable if the end of the reporting period were the end of the contingency period. Accordingly, in addition to the shares noted above, 588,000, 583,333 and 583,333 performance-based shares have been excluded from the dilutive shares outstanding for each of the years ended December 31, 2012, 2011 and 2010, respectively.
All of the redeemable convertible preferred stock automatically converted to common stock on a 1-for-1 basis in connection with the consummation of the Company’s initial public offering (the “IPO”). For the years ended December 31, 2011 and 2010, the amounts presented in the table above include the weighted average shares of common stock underlying outstanding shares of redeemable convertible preferred stock.

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
Level 3— Valuations based on inputs that are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the assets or liabilities.
The following tables set forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis, according to the valuation techniques the Company used to determine their values:

	Fair value at	Fair value measurements using inputs considered as
	December 31, 2012	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$36,453	$36,453	$—	$—
Corporate notes and obligations	39,148	—	39,148	—
Municipal obligations	6,230	—	6,230	—
U.S. government and government agency obligations	15,048	4,711	10,337	—
	$96,879	$41,164	$55,715	$—

	Fair value at	Fair value measurements using inputs considered as
	December 31, 2011	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$16,926	$16,926	$—	$—
U.S. government agency obligations	3,297	—	3,297	—
	$20,223	$16,926	$3,297	$—
Financial instruments include cash, cash equivalents and investments including investment-grade interest-bearing securities such as money market accounts, certificates of deposit, commercial paper, corporate bonds, municipal and government agency obligations and guaranteed obligations of the U.S. government. The Company classifies its money market funds that are specifically backed by debt securities and U.S. government obligations as Level 1 instruments due to the use of observable market prices for identical securities that are traded in active markets.
When we use observable market prices for identical securities that are traded in less active markets, we classify our marketable financial instruments as Level 2. When observable market prices for identical securities are not available, we price our marketable financial instruments using non-binding market consensus prices that are corroborated with observable market data; quoted market prices for similar instruments; or pricing models with all significant inputs derived from or corroborated with observable market data. Non-binding market consensus prices are based on the proprietary valuation models of pricing providers. These valuation models incorporate a number of inputs, including non-binding and binding broker quotes; observable market prices for identical or similar securities; and the internal assumptions of pricing providers or brokers that use observable market inputs and, to a lesser degree, unobservable market inputs. We corroborate non-binding market consensus prices with observable market data as such data exists.
As of December 31, 2012 and December 31, 2011, the Company did not have any assets or liabilities that were valued using Level 3 inputs. For the years ended December 31, 2012, 2011 and 2010, there were no transfers of financial instruments between Level 1, Level 2 or Level 3 classifications.

The carrying amounts and estimated fair value of cash and cash equivalents and both short and long-term investments consisted of the following:

	December 31, 2012
	Amortized cost	Unrealized gains (losses)	Carrying or fair value
	(in thousands)
Cash and cash equivalents:
Cash	$7,206	$—	$7,206
Money market funds	36,453	—	36,453
Corporate notes and obligations	455	—	455
	$44,114	$—	$44,114
Short-term investments:
Corporate notes and obligations	$10,292	$(5)	$10,287
Municipal Obligations	2,829	(6)	2,823
U.S. government agency securities	3,132	1	3,133
	$16,253	$(10)	$16,243
Long-term investments:
Corporate notes and obligations	$28,462	$(56)	$28,406
Municipal Obligations	3,412	(5)	3,407
U.S. government notes	4,710	1	4,711
U.S. government agency securities	7,199	5	7,204
	$43,783	$(55)	$43,728

	December 31, 2011
	Amortized cost	Unrealized gains (losses)	Carrying or fair value
	(in thousands)
Cash and cash equivalents:
Cash	$5,442	$—	$5,442
Money market funds	16,926	—	16,926
U.S. government notes	1,364	—	1,364
	$23,732	$—	$23,732
Short-term investments:
U.S. government agencies	$1,933	$—	$1,933

The following table summarizes the maturities of the Company's investments at December 31, 2012:

Carrying or fair value
(in thousands)
2013	$16,243
2014	30,054
2015	13,674
Total	$59,971
Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

NOTE 5—Acquisitions

Del Mar Datatrac, Inc.

On August 15, 2011, the Company entered into a Stock Purchase Agreement and acquired all of the outstanding shares of Del Mar Datatrac, Inc. (“DMD”), a mortgage lending automation business, for a total purchase consideration of $25.1 million in cash, of which $17.2 million was paid at closing and the remaining $8.0 million (“the holdback”), net of $0.1 million measurement period closing settlement adjustments, was to be paid without interest as follows: $3.0 million on August 15, 2012, $3.0 million on August 15, 2013 and $2.0 million on August 15, 2014. The 2012 payment was made as scheduled and reduced the acquisition holdback liability on the Company's consolidated balance sheet.
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
The acquisition is accounted for as a business combination. The operating results of DMD including revenue of $2.5 million and net loss of $1.3 million for the year ended December 31, 2011 have been included in the Company's consolidated financial statements commencing as of the acquisition date of August 15, 2011. In connection with the acquisition, the Company incurred related transaction expenses of approximately $0.4 million which have been recorded in general and administrative expenses in the Company's consolidated statement of comprehensive income. The Company finalized its estimates of fair value of current assets acquired and current liabilities assumed as of December 31, 2011. Revisions to the allocated amounts following the end of the measurement period will be recognized as a charge to operations.
The allocation of the purchase consideration of $25.1 million, net of $0.4 million of imputed interest related to the holdback, to the identifiable tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values as of the acquisition date is summarized in the following table (in thousands):

(in thousands)
Current assets (consisting primarily of accounts receivable)	$521
Property and equipment	329
Other long-term assets	31
Amortizable intangible assets:
Customer relationships and contracts	4,220
Maintenance relationships	2,490
Developed technology	960
Trade name	230
Deferred revenue, current	(964)
Other current liabilities	(539)
Long-term liabilities	(22)
Deferred tax liabilities, net	(1,654)
Goodwill	19,086
Total purchase consideration	$24,688
Customer relationships and contracts relate to the Company's ability to sell existing and future versions of the Company's products and services to existing DMD customers. The fair value of the customer relationships was determined by discounting the estimated net future cash flows from the customer contracts. The Company is amortizing customer relationships and contracts on a straight-line basis over an estimated life of 6 years.
Maintenance relationships relate to DMD's existing maintenance contracts and the Company's ability to sell existing and future versions of the Company's products and services to existing DMD customers. The fair value of the maintenance relationships was determined by discounting the estimated net future cash flows from those maintenance customer contracts. The Company is amortizing the assets on a straight-line basis over an estimated life of 9 years.
Developed technology consists of products which have reached technological feasibility and relate to mortgage lending solutions. The value of the developed technology was determined by discounting the estimated net future cash flows of these products. The Company is amortizing the existing and core technology on a straight-line basis over estimated lives of 3 years.
Trade name represents various DMD brands, registered product names and marks. The fair value of trade name was determined by estimating a benefit from owning the asset rather than paying a royalty to a third party for the use of the asset. The Company is amortizing the asset on a straight-line basis over an estimated life of 3 years.
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
Mortgage Pricing System, LLC
On January 3, 2011, the Company purchased substantially all of the assets of Mortgage Pricing System, LLC (“MPS”), a developer of sophisticated pricing solutions for mortgage lenders. The acquisition was accounted for as a business combination and, accordingly, the purchase consideration was allocated to the assets acquired and liabilities assumed based on their respective fair values. MPS's results of operations are included in the Company's consolidated statements of comprehensive income from the date of acquisition.
The aggregate purchase consideration was cash of $1.0 million. The amount allocated to intangible assets was determined based on management's estimate of fair value using a probability weighted discounted cash flow model.
The purchase price of $1.0 million exceeded the fair value of the net assets acquired of $0.6 million, resulting in goodwill of $0.4 million, none of which is deductible for income tax purposes. Goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from integrating the service offering and operations of MPS with those of the Company.
The allocation of the fair value of assets acquired and liabilities assumed was as follows:

(in thousands)
Current assets	$6
Property and equipment	10
Developed technology	210
Customer relationships and contracts	339
Accounts payable and accrued liabilities	(9)
Goodwill	444
Total purchase consideration	$1,000
Developed technology, customer relationships and contracts will be amortized over a period of five years, five years and one year, respectively.

NOTE 6—Balance Sheet Components
Prepaid Expenses and Other
Prepaid expenses and other consisted of the following:

	December 31,
	2012	2011
	(in thousands)
Prepaid expenses	$2,484	$544
Income tax receivable	150	468
Other receivables	322	153
	$2,956	$1,165

Property and Equipment
Property and equipment, net, consisted of the following:

	December 31,
	2012	2011
	(in thousands)
Computer equipment	$8,771	$12,672
Software	4,253	5,853
Office equipment	1,619	1,479
Telecom equipment	319	328
Leasehold improvements	2,067	2,015
	17,029	22,347
Accumulated depreciation and amortization	(7,535)	(16,808)
	$9,494	$5,539

Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was $3.1 million, $2.0 million and $1.6 million, respectively.
Note Receivable
On September 30, 2009, the Company advanced $1.0 million to a private company in the form of a secured promissory note receivable, scheduled to mature on September 30, 2012. On September 18, 2012, the note was extended through September 30, 2013 pursuant to the terms of the note. The note receivable is secured by all tangible and intangible assets and property of the private company and bears interest at 10% per annum with interest only payments through the extension date, at which time the principal balance and any remaining accrued interest is due and payable. The Company recorded interest income related to this note receivable of $100,000 for each of the years ended December 31, 2012, 2011 and 2010. The Company has identified no events indicating that the carrying amount of the note receivable is not recoverable as of December 31, 2012 and 2011.
Other Intangible Assets
Other intangible assets, net, consisted of the following:

	December 31, 2012
	Gross carrying amount	Accumulated amortization	Net intangibles	Weighted Average Remaining Useful Life
	(in thousands)			(in years)
Developed technology	$1,874	$(1,170)	$704	2.2
Trade names	260	(124)	136	2.0
Customer relationships and contracts	7,300	(1,609)	5,691	6.0
	$9,434	$(2,903)	$6,531	5.5

	December 31, 2011
	Gross carrying amount	Accumulated amortization	Net intangibles	Weighted Average Remaining Useful Life
	(in thousands)			(in years)
Developed technology	$4,252	$(3,047)	$1,205	2.9
Trade names	1,606	(1,391)	215	2.9
Customer relationships and contracts	10,502	(3,756)	6,746	6.9
	$16,360	$(8,194)	$8,166	6.2
Amortization expense associated with other intangible assets was $1.6 million, $0.9 million and $0.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Minimum future amortization expense for other intangible assets at December 31, 2012 was as follows:

(in thousands)
2013	$1,441
2014	1,405
2015	1,033
2016	928
2017	928
Thereafter	796
$6,531
Goodwill
The changes in the carrying value of goodwill for the year ended December 31, 2011 were as follows:

(in thousands)
Balance at December 31, 2010	$31,521
Addition: MPS Acquisition	444
Addition: DMD Acquisition	19,086
Balance at December 31, 2011	$51,051
There was no change to goodwill in the years ended December 31, 2012.
Accrued and Other Current Liabilities
Accrued and other liabilities consisted of the following:

	December 31,
	2012	2011
	(in thousands)
Accrued payroll and related expenses	$2,743	$3,346
Accrued commissions	394	322
Accrued professional fees	647	692
Accrued royalties	620	97
Sales and other taxes	238	150
Other accrued expenses	1,150	330
	$5,792	$4,937
Deferred Revenue
Deferred revenues consisted of the following:

	December 31,
	2012	2011
	(in thousands)
Software Maintenance	$2,832	$3,063
Professional services and training	1,512	627
Other	600	920
Total	4,944	4,610
Less portion included in other long-term liabilities	(48)	(62)
	$4,896	$4,548

NOTE 7—Income Taxes
The components of the provision (benefit) for income taxes were as follows:

	Year ended December 31,
	2012	2011	2010
	(in thousands)
Current
Federal	$1,986	$(265)	$31
State	256	66	181
	2,242	(199)	212
Deferred
Federal	249	(1,572)	11
State	(808)	(64)	2
	(559)	(1,636)	13
Income tax provision (benefit)	$1,683	$(1,835)	$225
The provision (benefit) for income taxes differed from the amount of income taxes determined by applying the U.S. statutory federal income tax rate as follows:

	Year ended December 31,
	2012	2011	2010
Tax at federal statutory rate (34%)	34%	34%	34%
Other non-deductible items	1%	6%	4%
Deferred tax balance true ups	2%	—%	—%
State taxes, net of federal benefit	1%	2%	7%
Valuation allowance	(31)%	(123)%	(45)%
Change in tax rate	—%	11%	—%
Stock-based compensation	1%	6%	72%
Tax credits	—%	(39)%	(50)%
Income tax provision (benefit)	8%	(103)%	22%
The components of net deferred tax assets (liabilities) were as follows:

	December 31,
	2012	2011
	(in thousands)
Deferred tax assets
Research and development credits	$2,722	$4,173
Stock-based compensation	2,327	683
Reserves and accruals	1,008	981
Net operating loss carryforwards	785	5,859
Gross deferred tax assets	6,842	11,696
Valuation allowance	(1,760)	(8,237)
Net deferred tax assets	5,082	3,459

Deferred tax liabilities
Depreciation and amortization	(4,502)	(3,459)
Book/tax basis in acquired assets	(65)	(44)
Total deferred tax liabilities	(4,567)	(3,503)
Net deferred tax assets (liabilities)	$515	$(44)

At December 31, 2012, the Company had recorded $0.6 million in current deferred tax assets and $0.1 million in long-term deferred tax liabilities on the consolidated balance sheet.
During 2012, the Company reevaluated the full valuation allowance carried on its deferred tax assets. Based upon the Company's cumulative operating results and an assessment of the Company's expected future results of operations, the Company determined that there was significant positive evidence regarding the realization of certain of its deferred tax assets. After weighing both the positive and negative evidence, the Company determined that it is more likely than not that certain of its deferred tax assets will be realized. As a result, the Company reversed a portion of its valuation allowance as of December 31, 2012. The valuation allowance decreased by $0.4 million in 2010, decreased by $2.0 million in 2011 and decreased by $6.5 million in 2012. The valuation allowance remaining at December 31, 2012 relates to certain state research and development tax credits, the realization of which is uncertain as the Company expects to generate additional such credits at a faster rate than it is able to utilize them.
As of December 31, 2012, the Company had federal and state net operating loss (“NOL”) carryforwards of $9.1 million and $15.5 million, respectively, available to reduce future taxable income. These NOL carryforwards will begin to expire commencing in 2021 and 2017 for federal and state purposes, respectively. As of December 31, 2012, the Company also had federal and state research and development tax credit carryforwards of $2.2 million and $2.6 million, respectively. The federal tax credit carryforwards begin to expire commencing in 2022. The state tax credit carryforwards may be carried forward indefinitely.
Internal Revenue Code Section 382 places a limitation (the “Section 382 Limitation”) on the amount of taxable income that can be offset by NOL carryforwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. California has similar rules. The Company's capitalization as described herein may have created such a change. Generally, after a control change, a loss corporation cannot deduct NOL carryforwards in excess of the Section 382 Limitation. Due to these “change in ownership” provisions, utilization of the NOL carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company has prepared a Section 382 Limitation analysis and does not believe that any of its NOL carryforwards are subject to expiration prior to utilization. Limitations have been imposed on the Company's acquired subsidiaries.
At December 31, 2012, the Company had $1.3 million of cumulative unrecognized tax benefits of which $0.7 million are netted against deferred tax assets subject to a full valuation allowance and $0.6 million reduce recognized deferred tax assets. If the unrecognized tax benefit is recognized, it would affect the effective tax rate. The Company does not expect a significant change to its unrecognized tax benefits over the next twelve months. The unrecognized tax benefits may increase or change during the year for items that arise in the ordinary course of business.
A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows:

	Year ended December 31,
	2012	2011	2010
	(in thousands)
Beginning balance	$1,855	$1,328	$1,097
Additions based on tax positions related to the current year	130	301	231
(Deductions) additions based on tax positions related to prior years including acquisitions	(723)	226	—
Ending balance	$1,262	$1,855	$1,328
The Company does not have any tax positions for which it is reasonably possible the total amount of gross unrecognized tax benefits will increase or decrease within 12 months of the year ended December 31, 2012.
The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company's tax years for 2001 and forward are subject to examination by the U.S. tax authorities and for 2000 and forward are subject to examination by the California tax authorities due to the carryforward of unutilized net operating losses and research and development credits.
The Company believes that it has provided adequate reserves for its income tax uncertainties in all open tax years. The Company has a policy to classify accrued interest and penalties associated with uncertain tax positions together with the related liability, and the expenses incurred related to such accruals are included in the provision for income taxes. The Company did not incur any interest expense or penalties associated with unrecognized tax benefits during the years ended December 31, 2012, 2011 and 2010.

Enactment of the American Tax Relief Act
On January 2, 2013, the President signed into law The American Taxpayer Relief Act of 2012.  Under prior law, a taxpayer was entitled to a research tax credit for qualifying amounts paid or incurred on or before December 31, 2011. The 2012 Taxpayer Relief Act extends the research credit for two years to December 31, 2013.  The extension of the research credit is retroactive and includes amounts paid or incurred after December 31, 2011.  As a result of the retroactive extension, the Company expects to recognize a benefit of approximately $0.5 million  for qualifying amounts incurred during calendar year 2012.  The benefit will be recognized in the period of enactment, which is the first quarter of 2013.

NOTE 8—Commitments and Contingencies
Leases
As of December 31, 2012, the Company leased five facilities under operating lease arrangements. The lease expiration dates range from May 2014 to May 2015. Certain leases contain escalation clauses calling for increased rents. The Company recognizes rent expense on a straight-line basis over the lease period and has recorded deferred rent for the difference between rent payments and rent expense recognized. An additional facility is leased on a month-to-month basis. Rent expense was $1.2 million, $1.0 million, and $0.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Future minimum lease payments under non-cancellable operating leases at December 31, 2012 consisted of the following:

Operating leases
(in thousands)
2013	$1,577
2014	1,427
2015	423
Total minimum lease payments	$3,427

Purchase Commitments
Commitments for the purchase of services and licenses of third-party software totaled $1.8 million at December 31, 2012 and are to be paid as follows: $0.8 million in 2013, $0.7 million in 2014 and $0.3 million in 2015.

DMD Acquisition Holdback
Future acquisition holdback payments as of December 31, 2012 are scheduled as follows:

(in thousands)
2013	$3,000
2014	2,000
Total acquisition holdback payments	5,000
Less amount representing interest	(141)
Present value of acquisition holdback payments	4,859
Less current portion	(2,948)
Long-term portion of acquisition holdback	$1,911

Legal Proceedings
On March 25, 2011, Industry Access Incorporated filed a patent infringement lawsuit against the Company and another defendant in the U.S. District Court for the Central District of California. The complaint alleges, among other things, that certain aspects of the Company’s Encompass360 loan management software system and related operations infringe a single patent, and seeks declaratory relief and unspecified damages from the defendants, including enhanced damages for willful infringement and reasonable attorneys’ fees. On June, 24, 2011, the Court issued an order requiring plaintiff to serve the complaint on all defendants within three days of the order. On June 28, 2011, plaintiff served the Company with the complaint and the Company filed its answer on August 5, 2011 denying all material allegations of the complaint. On November 18, 2011 the other defendant filed with the United States Patent and Trademark Office (the “PTO”) a request for ex parte reexamination of Industry Access’ US Patent

No 7,769,681, which the PTO granted on February 14, 2012. On December 15, 2011, the Company filed a motion to stay the litigation pending the reexamination, which the court granted on February 28, 2012. On October 9, 2012, the PTO issued an ex parte reexamination certificate. On September 7, 2012, one of the inventors of the patent at issue, who is also a lawyer, filed a notice of appearance with the Court as Industry Access' new counsel. On September 13, 2012, the prior counsel for Industry Access filed a motion to withdraw from this case which the Court heard and granted on November 30, 2012. The Court reminded plaintiff that a corporation needs to be represented by counsel. Counsel has not yet made an appearance.
The Company believes that it has substantial and meritorious defenses in this case and, if similar claims are pursued, the Company intends to defend these claims vigorously.
The Company is also subject to various other legal proceedings and claims arising in the ordinary course of business. With respect to these matters and the litigations described above, the Company cannot predict the ultimate outcome of these legal proceedings and the amounts and ranges of potential damages associated with such proceedings cannot be estimated or assessed. An unfavorable outcome of these or the litigation could materially adversely affect the Company’s business, financial condition and results of operations.
NOTE 9—Stockholders' Equity
On July 3, 2012, the Company sold 3,465,245 shares of its common stock and certain directors and executive officers of the Company (the “Selling Stockholders”) sold an aggregate of 101,638 shares in an underwritten public offering pursuant to the Company’s effective Registration Statement on Form S-3 (Registration No. 333-181980) at a public offering price of $17.00 per share. The Company received the net proceeds from the sale of the shares offered by the Company of approximately $55.5 million, after deducting underwriting discounts and commissions and offering expenses. The Company received no proceeds from the sale of shares offered by the Selling Stockholders.
On April 20, 2011, the Company sold 5,000,000 newly issued shares of common stock, par value $0.0001 per share, at a price of $6.00 per share in its initial public offering, or IPO. The Company received net proceeds from the IPO of approximately $21.3 million after deducting underwriting discounts and commissions of $2.1 million and offering expenses of $6.6 million. In connection with the IPO, on April 14, 2011, the Company effected a 1-for-3 reverse stock split of all of its outstanding capital stock. Immediately prior to the consummation of the IPO on April 20, 2011, the Company effected the conversion of all of its 11,770,472 shares of outstanding redeemable convertible preferred stock into shares of common stock on a 1-for-1 basis. The post-IPO amended and restated certificate of incorporation of the Company authorizes 140,000,000 shares of common stock, $0.0001 par value per share and 10,000,000 shares of undesignated preferred stock, $0.0001 par value per share.
Common Stock
The following number of shares of common stock were reserved and available for future issuance at December 31, 2012:

Reserved Shares
Options and awards outstanding under stock incentive plans	4,089,880
Shares available for future grant under the stock incentive plan	1,863,999
Shares available under the Employee Stock Purchase Plan	701,077
Total	6,654,956
Warrants for Common Stock
In September 2008, the Company issued warrants to a related party to purchase an aggregate of 133,333 shares of common stock at $5.94 per share. The warrants expired on December 31, 2012. Refer to Note 12 for additional information.
NOTE 10—Stock Incentive Plans
The Company recognizes stock-based compensation related to awards granted under the 2009 Plan, the 2011 Plan and ESPP.
2009 Stock Option and Incentive Plan and 2011 Equity Incentive Award Plan
Stock Options
On March 7, 2011, the Company adopted the 2011 Plan. The Company's stockholders approved the 2011 Plan on March 24, 2011.
Under the 2011 Plan, 2,666,666 shares of the Company's common stock have been initially reserved, plus any shares of common stock that are available for issuance under the prior plans, pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, restricted stock unit awards, deferred stock awards, dividend equivalent awards, stock payment awards and performance awards and other stock-based awards. The number of common shares reserved for issuance under the 2011 Plan will increase automatically in January of each year by the least of (a) 1,666,666 shares, (b) five percent (5%) of the shares of common stock outstanding on the last day of the immediately preceding fiscal year and (c) such smaller number of shares of common stock as determined by the Company's board of directors; provided, however that no more than 23,333,333 shares of common stock may be issued upon the exercise of incentive stock options. As of December 31, 2012, options to purchase 1,658,579 shares of the Company's common stock remained outstanding under the 2009 Plan.
In December 2001, the Company replaced employee options for 758,049 shares with an exercise price of $13.83 per share with options having an exercise price of $3.75 per share. The Company recognized stock-based compensation expense (benefit)of $(0.4) million and $0.6 million for the years ended December 31, 2011 and 2010, respectively, related to the variable plan accounting for these options. There was no stock-based compensation expense (benefit) recognized in 2012 and as of December 31, 2011, none of these replacement options remained outstanding.
In April 2009, the Company replaced employee options for 1,993,923 shares with exercise prices of $5.40 and $5.94 with options having an exercise price of $1.38 and which included new vesting periods in accordance with the terms of the repricing plan (“April 2009 repricing”). The replacement options resulted in incremental stock-based compensation expense of $0.7 million, which is recognized ratably as the awards vest between March 2009 and October 2012. As of December 31, 2012 and 2011, 555,622 and 883,122 shares of these replacement options remained outstanding, respectively.
In August 2007, the Company granted an option to purchase 450,000 shares of the Company's common stock at an exercise price of $5.94 per share to an executive officer of the Company. The option was canceled and repriced at $1.38 as part of the April 2009 repricing. Such option contains a performance requirement with vesting triggered by a liquidity event of the Company and the number of vested shares is determined based upon a return multiple as defined in the agreement. Upon the IPO in April 2011, as a liquidity event defined in the agreement occurred, the Company began recognizing compensation expense. The options were fully vested as of December 31, 2012. The related compensation expense recognized for the years ended December 31, 2012 and 2011 was $0.2 million and $0.3 million, respectively.
In April 2010, the Company's board of directors authorized the confirmation of certain stock options, the grant of certain replacement stock options and the grant of short-term rights to purchase common stock resulting in a one-time stock-based compensation charge of $363,000 in the second quarter of 2010.
In December 2010, the Company accepted promissory notes receivable from non-officer employees in consideration for the exercise of 36,400 fully vested nonqualified stock options. The promissory notes are secured by the underlying shares of common stock and bear interest at 0.32% per annum. The notes receivable are considered to be non-recourse notes under relevant accounting guidance. Since the notes are non-recourse for accounting purposes, the resulting exercises of the stock options have been determined to not be substantive and therefore not reflected in the Company's balance sheet as of December 31, 2011 or 2012.
In February 2011, the Company accepted promissory notes receivable from non-officer employees in consideration for the exercise of 29,163 fully vested incentive stock options that were subject to variable accounting.
In November 2011, the Company's board of directors approved extending the maturity date of each of the above outstanding secured promissory notes held by the Company. As a result of the extension approved by the Company's board of directors, the promissory notes will be due on the earlier of: (i) (x) November 11, 2013 for the promissory notes related to the 36,400 nonqualified options and (y) May 11, 2012 for the promissory notes related to the 29,163 incentive stock options; (ii) immediately prior to the dissolution or liquidation of the Company or upon a transaction resulting in a change of control, including by merger or by sale of all or substantially all of the Company's assets; (iii) the employee's termination as an employee or consultant of the Company; or (iv) the occurrence of an event of default as defined in the promissory note. As such, none of the promissory notes related to the 29,163 incentive stock options were outstanding at December 31, 2012. The modification resulting from this extension did not have a material impact on the financial statements.

The following table summarizes the Company’s stock option activity under the 2009 Plan and 2011 Plan:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2009	3,020,689	$2.19
Granted	1,127,716	$7.30
Exercised	(154,000)	$2.30
Forfeited or expired	(381,905)	$4.28
Outstanding at December 31, 2010	3,612,500	$3.51
Granted	1,238,218	$5.43
Exercised	(436,904)	$3.11
Forfeited or expired	(167,529)	$7.01
Outstanding at December 31, 2011	4,246,285	$3.97
Granted	865,250	$14.84
Exercised	(1,444,485)	$2.34
Forfeited or expired	(205,795)	$7.05
Outstanding at December 31, 2012	3,461,255	$7.19	7.23	$71,162
Ending vested and expected to vest at December 31, 2012	3,387,855	$7.09	7.19	$69,977
Exercisable at December 31, 2012	1,791,132	$4.38	5.74	$41,853
Intrinsic value of an option is the difference between the fair value of the Company’s common stock at the time of exercise and the exercise price to be paid. The aggregate intrinsic value for options outstanding at December 31, 2012 in the table above represents the total intrinsic value, based on the Company’s closing stock price of $27.75 as of December 31, 2012. Options outstanding that are expected to vest are net of estimated future option forfeitures. For the majority of stock options outstanding, the options vest over a four year period and have a maximum contractual term of ten years.
Following is additional information pertaining to the Company’s stock option activity :

	Year ended December 31,
	2012	2011	2010
	(in thousands except for per option data)
Weighted average grant-date fair value per option granted	$7.52	$2.77	$4.71
Grant-date fair value of options vested	$2,805	$1,518	$593
Intrinsic value of options exercised	$22,343	$1,252	$817
Proceeds received from options exercised	$8,713	$1,127	$655
As of December 31, 2012, total unrecognized compensation cost related to unvested stock options, adjusted for estimated forfeitures, was $7.7 million and is expected to be recognized over a weighted average period of 2.69 years.
Restricted Stock Units and Performance Awards
The fair value of the Company’s RSUs and Performance Awards is measured based upon the closing price of its underlying common stock as of the grant date and is recognized over the vesting term. Upon vesting, RSUs convert into an equivalent number of shares of common stock.
On August 9, 2012, the Company granted 147,000 Performance Awards to designated participants under the 2011 Plan. A Performance Award represents the right to receive up to four shares of the Company's common stock upon achievement of certain performance goals during the performance period of July 1, 2012 through June 30, 2013. Shares of common stock earned, if any, under the Performance Awards will be issued in the third quarter of 2013 after the Company's level of achievement of the performance goals has been determined (the “Determination Date”), with 25% of the shares being immediately vested and the remaining shares vesting 25% on each of the first three anniversaries of the Determination Date, subject to continuous employment of the participant through such dates. At December 31, 2012, the Company expects the performance goals will be achieved so that each Performance Award will convert to four shares of the Company's stock. No forfeitures are expected.

The following table summarizes the Company’s RSU and Performance Award activity:

	RSUs		Performance Awards
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2011	—	$—	—	$—
Granted	50,000	8.90	588,000	25.79
Released	(9,375)	8.90	—	—
Outstanding at December 31, 2012	40,625	$8.90	588,000	$25.79
Ending vested and expected to vest at December 31, 2012	38,439		588,000
RSUs that are expected to vest are net of estimated future forfeitures. RSUs released during 2012 had an intrinsic value of $0.2 million and a grant-date fair value of $83,000. The number of RSUs released is net of shares that the Company withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements. There were no RSU or Performance Awards forfeited or expired during the year ended December 31, 2012.
As of December 31, 2012, total unrecognized compensation cost related to unvested RSUs and Performance Awards was $12.4 million and is expected to be recognized over a weighted average period of 2.3 years.
Stock Options Issued to Non-employees
During the year ended December 31, 2012, the Company granted options to purchase approximately 28,000 shares of common stock to individual consultants at an exercise price of $15.57 per share. The options were granted in exchange for consulting services. The grants vest over a period of two years. These options were granted under the 2011 Plan and are included in the option table above. The options issued to consultants are remeasured to fair value at the end of each accounting period. The Company recorded expense related to the issuance of options to consultants of $0.2 million in the year ended December 31, 2012.
Employee Stock Purchase Plan
On March 7, 2011, the Company adopted an ESPP, which became effective on the date of adoption. The Company's stockholders approved the ESPP on March 24, 2011. Employee participation in the ESPP began in the second quarter of 2011. Qualified employees are permitted to purchase the Company's common stock at 85% of the fair market value of the common stock as of the commencement date of the offering period or as of the specified purchase date, whichever is lower. The ESPP is deemed compensatory and stock-based compensation is recognized in accordance with ASC 718, Stock Compensation.
The ESPP is designed to allow eligible employees and the eligible employees of the Company's participating subsidiaries to purchase shares of common stock, at semi-annual intervals, with their accumulated payroll deductions.
The maximum aggregate number of shares which may be issued over the term of the ESPP is the sum of (a) 666,666 shares of common stock and (b) an annual increase on the first day of each year beginning in 2012 and ending in 2021, equal to the least of (i) 1,666,666 shares of common stock, (ii) one percent (1%) of the shares of common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (iii) such smaller number of shares of common stock as determined by the board of directors, which may be either authorized but unissued common stock or reacquired common stock, including shares of common stock purchased on the open market. In addition, no participant shall be permitted to participate in the ESPP if: (i) immediately after his or her election to participate, the participant would control 5% or more of the total combined voting power or value of all classes of the stock of the Company or any of its affiliates, or (ii) under the terms of the ESPP, the rights of the participant to purchase the Company's common stock under the ESPP and all of its other qualified employee stock purchase plans or those of the Company's affiliates would accrue at a rate exceeding $25,000 of fair market value of the common stock for each calendar year for which such right is outstanding at any time.
The weighted-average estimated fair value of employee stock purchase rights granted pursuant to the ESPP during the years ended years ended December 31, 2012 and 2011 were $1.98 and $1.29 per share, respectively.
For the years ended December 31, 2012 and 2011, employees purchased 126,242 and 49,542 shares under the ESPP for a total of $0.7 million and $0.2 million, respectively. As of December 31, 2012, unrecognized compensation cost related to the current ESPP period which ends on February 28, 2013 is approximately $0.1 million and is expected to be recognized over 2 months.

Stock-Based Compensation Expense
Total stock-based compensation expense recognized by the Company consisted of:

	Year ended December 31,
	2012	2011	2010
	(in thousands)
Stock-based compensation by category of expense:
Cost of revenues	$271	$103	$192
Sales and marketing	467	201	303
Research and development	1,552	406	443
General and administrative	4,559	970	1,130
	$6,849	$1,680	$2,068
The Company did not capitalize any stock-based compensation for the years ended December 31, 2012, 2011 and 2010 as such amounts were not material.
Valuation Information
The fair value of stock options and stock purchase rights granted under the 2009 Plan, the 2011 Plan and the ESPP were estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	Year ended December 31,
	2012	2011	2010
Stock option plans:
Risk-free interest rate	0.74-1.10%	1.17-2.20%	1.18-3.12%
Expected life of options (in years)	5.27-6.08	5.27-6.08	5.00-6.08
Expected dividend yield	—%	—%	—%
Volatility	52-59%	53-55%	55-56%
Employee Stock Purchase Plan: (1)
Risk-free interest rate	.13-.14%	0.05%
Expected life of options (in years)	0.5	0.5
Expected dividend yield	—%	—%
Volatility	37-47%	52%

(1) Employee Stock Purchase Plan established in 2011.
Stock compensation expense during the year ended December 31, 2012 was recorded net of an estimated forfeiture rate of 4.1%.
Due to the Company's limited trading history as a publicly held company, the simplified method was used to estimate the expected term of options granted by taking the average of the vesting term and the contractual term of the option. To estimate volatility, management identified a group of publicly-traded peer companies that operate in a similar industry and an estimate was determined based on the average historical volatilities of these peer companies. The risk-free interest rate used was the Federal Reserve Bank's constant maturities interest rate commensurate with the expected life of the options. The expected dividend yield was zero, as the Company does not anticipate paying a dividend within the relevant time frame.

NOTE 11—Employee Benefit Plan
The Company offers a qualified 401(k) defined contribution plan to substantially all of the Company's employees. Eligible employees may contribute up to 15% of their pretax annual compensation, up to the amount allowed pursuant to the Internal Revenue Code. In the years ended December 31, 2012, 2011 and 2010, the Company matched 50% of each dollar of employee contribution, up to a maximum match of three percent of the employee's compensation. The Company's contributions to the 401(k) plan for the years ended December 31, 2012, 2011 and 2010 were $0.7 million, $0.5 million and $0.4 million, respectively, which were recognized as expense in the consolidated statements of comprehensive income.

NOTE 12—Related Party Transactions
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
Prior to the IPO, certain investors in the Company were also trade customers. Revenues earned from these related parties were $1.8 million, and $1.7 million for the years ended December 31, 2011 and 2010, respectively, and were primarily included in on-demand revenues. Accounts receivable with respect to these related parties under these arrangements were $0.3 million as of December 31, 2011. Amounts due to these related parties were $0.4 million as of December 31, 2011. As a result of the IPO and investor divestitures, by December 31, 2011, none of these investors met the definition of a related party.
Director Carl Buccellato served as the chief executive officer of SavingStreet, LLC (formerly New Casa 188, LLC) (“SavingStreet”), from May 2008 until February 2012, and owns 32% of the membership interests of SavingStreet. During 2008, the Company entered into a strategic relationship agreement with SavingStreet (which was subsequently amended and restated on June 15, 2010) pursuant to which the Company provided to SavingStreet certain information from borrowers who consented to the distribution of such information, SavingStreet used this borrower information to market certain move-related and home ownership-related products and services and the Company was entitled to receive 20% of SavingStreet’s net income until investors had recouped their initial investment, and then 50% of its net income thereafter. In connection with this transaction, the Company issued to SavingStreet a five-year warrant to purchase up to 133,333 shares of its common stock at $5.94 per share. In March 2012, the Company terminated its existing agreements and arrangements with SavingStreet and the warrant expired unvested on December 31, 2012. There was $196,000, and $4,000 of expenses incurred for services from SavingStreet for the years ended December 31, 2011 and 2010, respectively. There were no expenses incurred from SavingStreet during 2012. There was $11,000 due to SavingStreet as of December 31, 2011. There were no amounts due to SavingStreet at December 31, 2012.
NOTE 13—Segment Information
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
The Company is organized primarily on the basis of service lines. The Company re-categorized its revenues beginning with the first quarter of 2012 to on-demand revenues and on-premise revenues to better align with the Company’s strategic plan. Supplemental disclosure of revenues by type is as follows:

	Year ended December 31,
	2012	2011	2010
	(in thousands)
On-demand revenues	$88,752	$46,865	$35,532
On-premise revenues	13,093	8,629	7,702
	$101,845	$55,494	$43,234

NOTE 14—Quarterly Results of Operations Data (Unaudited)

	Three months ended
	Dec 31, 2012	Sep 30, 2012	Jun 30, 2012	Mar 31, 2012	Dec 31, 2011	Sep 30, 2011	Jun 30, 2011	Mar 31, 2011
	(unaudited, in thousands, except per share amounts)
Revenues	$29,914	$27,456	$23,569	$20,906	$18,754	$14,673	$11,464	$10,603
Cost of revenues (1)	6,525	6,049	5,283	5,257	4,864	4,045	3,512	3,363
Gross profit	23,389	21,407	18,286	15,649	13,890	10,628	7,952	7,240

Operating expenses
Sales and marketing (1)	5,308	4,347	4,232	4,000	4,131	3,047	2,497	2,451
Research and development (1)	4,865	4,756	4,299	4,133	4,113	3,452	2,606	2,804
General and administrative (1)	7,406	6,023	4,496	3,676	3,797	3,376	2,922	2,805
Total operating expenses	17,579	15,126	13,027	11,809	12,041	9,875	8,025	8,060

Income (loss) from operations	5,810	6,281	5,259	3,840	1,849	753	(73)	(820)
Other income (loss), net	(28)	23	(18)	(20)	(19)	16	47	32

Income (loss) before income taxes	5,782	6,304	5,241	3,820	1,830	769	(26)	(788)
Income tax (benefit) provision	1,788	(525)	242	178	35	(1,895)	14	11

Net income (loss)	$3,994	$6,829	$4,999	$3,642	$1,795	$2,664	$(40)	$(799)

Net income (loss) per share
Basic	$0.15	$0.27	$0.23	$0.17	$0.09	$0.13	$—	$(0.22)
Diluted	$0.14	$0.25	$0.21	$0.16	$0.08	$0.12	$—	$(0.22)

Weighted average common shares used in computing net income (loss) per share of common stock:
Basic	25,832	25,201	21,611	21,405	20,829	20,707	17,138	3,642
Diluted	27,897	27,409	23,297	22,514	22,039	21,966	17,138	3,642

Net income (loss)	$3,994	$6,829	$4,999	$3,642	$1,795	$2,664	$(40)	$(799)
Other comprehensive loss, net of taxes
Unrealized losses on investments	(65)	—	—	—	—	—	—	—
Comprehensive income (loss)	$3,929	$6,829	$4,999	$3,642	$1,795	$2,664	$(40)	$(799)

(1) Stock-based compensation included in the above line items:
	Three months ended
	Dec 31, 2012	Sep 30, 2012	Jun 30, 2012	Mar 31, 2012	Dec 31, 2011	Sep 30, 2011	Jun 30, 2011	Mar 31, 2011
	(unaudited, in thousands)
Cost of revenues	$101	$80	$59	$31	$45	$22	$20	$17
Sales and marketing	212	85	100	70	69	23	42	67
Research and development	637	532	252	132	159	98	54	94
General and administrative	2,256	1,551	467	284	274	233	278	185
Total	$3,206	$2,248	$878	$517	$547	$376	$394	$363

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 and 2010
(in thousands)

	Balance at Beginning of Period	Charged (Credited) to Income	Deductions and Other		Balance at End of Period
Allowance for Doubtful Accounts
Year ended December 31, 2012	$47	$70	$(43)	(a)	$74
Year ended December 31, 2011	$48	$469	$(470)	(a)	$47
Year ended December 31, 2010	$188	$366	$(506)	(a)	$48

Income Tax Valuation Allowance
Year ended December 31, 2012	$8,237	$(6,582)	$105	(b)	$1,760
Year ended December 31, 2011	$10,266	$(1,654)	$(375)	(b)	$8,237
Year ended December 31, 2010	$10,713	$—	$(447)	(b)	$10,266

(a)	Accounts written off, net of recoveries.
(b)	Adjustments to offset changes in deferred tax assets.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
Management assessed our internal control over financial reporting as of December 31, 2012, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of management's assessment with the Audit Committee of our Board of Directors.
Our independent registered public accounting firm, Grant Thornton LLP, independently assessed the effectiveness of the company's internal control over financial reporting, as stated in their attestation report, which is included in Part II, Item 8 of this Form 10-K.

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

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the captions “Proposal No. 1 - Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Compensation Discussion and Analysis,” “Report of the Audit Committee of the Board of Directors” and “Certain Relationships and Related Transactions” in our 2013 Proxy Statement is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information under the captions “Compensation Committee Interlocks and Insider Participation,” “Risk Assessment and Compensation Practices,” “Compensation Discussion and Analysis” and “Report of the Compensation Committee of the Board of Directors on Executive Compensation” in our 2013 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the captions “Security Ownership of Certain Beneficial Owners and Management,” “Equity Compensation Plan Information,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Compensation Discussion and Analysis” in our 2013 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the captions “Proposal No. 1—Election of Directors” and “Certain Relationships and Related Transactions” in our 2013 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the caption “Proposal No. 2—Ratification of Selection of Independent Registered Public Accounting Firm” in our 2013 Proxy Statement is incorporated herein by reference.

With the exception of the information specifically incorporated by reference in Part III to this Annual Report on Form 10-K from our 2013 Proxy Statement, our 2013 Proxy Statement shall not be deemed to be filed as part of this report.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements—The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements in Item 8.
	(2)	Financial Statement Schedules—The financial statement schedules filed as part of this report are listed on the Index to Consolidated Financial Statements in Item 8.
(b) Exhibits.

Exhibit	Description of Document
Number
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

4.4
Amendment to Amended and Restated Investor Rights Agreement, by and among Ellie Mae, Inc. and the investors listed therein, dated September 16, 2010, filed as Exhibit 4.7 to Amendment No. 3 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on February 17, 2011, and incorporated herein by reference.

4.5
Amendment to Amended and Restated Investor Rights Agreement, by and among Ellie Mae, Inc. and the investors listed therein, dated March 11, 2011, filed as Exhibit 4.7 to Amendment No. 5 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on March 28, 2011, and incorporated herein by reference.

4.6	Form of Indenture, filed as Exhibit 4.8 to Registrant's Registration Statement on Form S-3 (Registration No. 333-181900) filed with the SEC on June 7, 2012, and incorporated herein by reference.

10.1±
Ellie Mae, Inc. Amended and Restated 1999 Stock Option and Incentive Plan, including the form of stock option agreement, filed as Exhibit 10.1 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on April 30, 2010, and incorporated herein by reference.

Exhibit	Description of Document
Number
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

10.13±
Option Acceleration Agreement, by and between Ellie Mae, Inc. and Sigmund Anderman, dated as of June 15, 2006, filed as Exhibit 10.13 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on August 5, 2010, and incorporated herein by reference.

Exhibit	Description of Document
Number
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

Exhibit	Description of Document
Number
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

10.31±
Offer Letter, between Ellie Mae, Inc. and Elisa Lee, dated October 27, 2009, filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 28, 2012, and incorporated herein by reference.

10.32±
Third Amended and Restated Employment Agreement of Sigmund Anderman, between Ellie Mae, Inc. and Sigmund Anderman, dated March 27, 2012, filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 28, 2012, and incorporated herein by reference.

10.33±
Ellie Mae, Inc. Senior Executive Performance Share Program, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the SEC on November 8, 2012, and incorporated herein by reference.

10.34±
Form of Notice of Grant of and Agreement for Performance Shares for Senior Executives, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the SEC on November 8, 2012, and incorporated herein by reference.

21.1	List of subsidiaries.

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit		Description of Document
Number
101.INS**		XBRL Instance Document

101.SCH**		XBRL Taxonomy Extension Schema Document

101.CAL**		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**		XBRL Taxonomy Extension Label Linkbase Document

101.PRE**		XBRL Taxonomy Extension Presentation Linkbase Document

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

SIGNATURES
Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELLIE MAE, INC.

Date:	March 1, 2013	By:	/s/ Edgar A. Luce
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sigmund Anderman	Chief Executive Officer and Director	March 1, 2013
Sigmund Anderman	(Principal Executive Officer)

/s/ Edgar A. Luce	Executive Vice President, Finance and Administration and	March 1, 2013
Edgar A. Luce	Chief Financial Officer (principal financial and accounting officer)

/s/ Carl Buccellato	Director	March 1, 2013
Carl Buccellato

/s/ Craig Davis	Director	March 1, 2013
Craig Davis

/s/ A. Barr Dolan	Director	March 1, 2013
A. Barr Dolan

/s/ Alan S. Henricks	Director	March 1, 2013
Alan S. Henricks

/s/ Robert J. Levin	Director	March 1, 2013
Robert J. Levin

/s/ Bernard M. Notas	Director	March 1, 2013
Bernard M. Notas

/s/ Frank Schultz	Director	March 1, 2013
Frank Schultz

/s/ Jeb Spencer	Director	March 1, 2013
Jeb Spencer

INDEX TO EXHIBITS

Exhibit	Description of Document
Number
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

4.4
Amendment to Amended and Restated Investor Rights Agreement, by and among Ellie Mae, Inc. and the investors listed therein, dated September 16, 2010, filed as Exhibit 4.7 to Amendment No. 3 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on February 17, 2011, and incorporated herein by reference.

4.5
Amendment to Amended and Restated Investor Rights Agreement, by and among Ellie Mae, Inc. and the investors listed therein, dated March 11, 2011, filed as Exhibit 4.7 to Amendment No. 5 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on March 28, 2011, and incorporated herein by reference.

4.6	Form of Indenture, filed as Exhibit 4.8 to Registrant's Registration Statement on Form S-3 (Registration No. 333-181900) filed with the SEC on June 7, 2012, and incorporated herein by reference.

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

Exhibit	Description of Document
Number
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

10.13±
Option Acceleration Agreement, by and between Ellie Mae, Inc. and Sigmund Anderman, dated as of June 15, 2006, filed as Exhibit 10.13 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on August 5, 2010, and incorporated herein by reference.

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

Exhibit	Description of Document
Number
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

Exhibit	Description of Document
Number
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

10.31±
Offer Letter, between Ellie Mae, Inc. and Elisa Lee, dated October 27, 2009, filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 28, 2012, and incorporated herein by reference.

10.32±
Third Amended and Restated Employment Agreement of Sigmund Anderman, between Ellie Mae, Inc. and Sigmund Anderman, dated March 27, 2012, filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 28, 2012, and incorporated herein by reference.

10.33±
Ellie Mae, Inc. Senior Executive Performance Share Program, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the SEC on November 8, 2012, and incorporated herein by reference.

10.34±
Form of Notice of Grant of and Agreement for Performance Shares for Senior Executives, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the SEC on November 8, 2012, and incorporated herein by reference.

21.1	List of subsidiaries.

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit		Description of Document
Number
101.LAB**		XBRL Taxonomy Extension Label Linkbase Document

101.PRE**		XBRL Taxonomy Extension Presentation Linkbase Document

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