Form 10-Q
period 2013-03-31
ELLIE MAE INC
filed 2013-05-07
CIK 1122388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:
As of April 30, 2013:

Class	Number of Shares
Common Stock, $0.0001 par value	26,311,873

PART I—FINANCIAL INFORMATION
ITEM 1—CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Ellie Mae, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share amounts)

	March 31, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$25,916	$44,114
Short-term investments	34,584	16,243
Accounts receivable, net of allowances for doubtful accounts of $58 and $74 as of March 31, 2013 and December 31, 2012, respectively	9,663	9,753
Prepaid expenses and other current assets	3,397	2,956
Deferred tax assets	652	645
Note receivable	1,000	1,000
Total current assets	75,212	74,711
Property and equipment, net	10,327	9,494
Long-term investments	52,666	43,728
Other intangible assets, net	6,170	6,531
Goodwill	51,051	51,051
Deposits and other assets	501	100
Total assets	$195,927	$185,615
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$2,825	$2,039
Accrued and other current liabilities	5,608	5,777
Income taxes payable	1,255	15
Acquisition holdback, net of discount	2,969	2,948
Deferred revenue	4,503	4,896
Deferred rent	263	252
Total current liabilities	17,423	15,927
Acquisition holdback, net of current portion and discount	1,925	1,911
Other long-term liabilities	891	915
Total liabilities	20,239	18,753
Commitments and contingencies (Note 7)
Stockholders' equity:
Common stock, 0.0001 par value per share; 140,000,000 authorized shares, 26,281,531 and 26,058,533 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	3	3
Additional paid-in capital	189,624	184,616
Accumulated other comprehensive loss	(160)	(65)
Accumulated deficit	(13,779)	(17,692)
Total stockholders' equity	175,688	166,862
Total liabilities and stockholders' equity	$195,927	$185,615
See accompanying notes to these condensed consolidated financial statements (unaudited).

Ellie Mae, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share and per share amounts)

	Three months ended March 31,
	2013	2012
Revenues	$30,855	$20,906
Cost of revenues	7,611	5,257
Gross profit	23,244	15,649
Operating expenses:
Sales and marketing	4,903	4,000
Research and development	5,548	4,133
General and administrative	7,586	3,676
Total operating expenses	18,037	11,809
Income from operations	5,207	3,840
Other income (expense), net	121	(20)
Income before income taxes	5,328	3,820
Income tax provision	1,415	178
Net income	$3,913	$3,642
Net income per share of common stock:
Basic	$0.15	$0.17
Diluted	$0.14	$0.16
Weighted average common shares used in computing net income per share of common stock:
Basic	26,166,290	21,404,789
Diluted	27,962,156	22,513,854

Net income	$3,913	$3,642
Other comprehensive loss, net of taxes
Unrealized losses on investments	(95)	—
Comprehensive income	$3,818	$3,642

See accompanying notes to these condensed consolidated financial statements (unaudited).

Ellie Mae, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three months ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,913	$3,642
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,095	611
Provision (recovery) for uncollectible accounts receivable	(12)	36
Amortization of other intangible assets	361	409
Amortization of discount related to acquisition holdback	35	54
Stock-based compensation	3,373	517
Excess tax benefit from exercise of stock options	(249)	(55)
Deferred income taxes	(287)	—
Amortization of investment premium	319	—
Changes in operating assets and liabilities:
Accounts receivable	102	(493)
Prepaid expenses and other current assets	(493)	56
Deposits and other assets	(251)	—
Accounts payable	671	(380)
Income taxes payable	1,240	—
Accrued and other current liabilities	(155)	(1,160)
Deferred revenue	(382)	76
Deferred rent	(60)	(50)
Net cash provided by operating activities	9,220	3,263
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,349)	(828)
Purchase of investments	(31,683)	(1,112)
Maturities of investments	3,996	951
Net cash used in investing activities	(29,036)	(989)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capital lease obligations	(2)	(1)
Proceeds from issuance of common stock under stock incentive plans	1,371	1,447
Excess tax benefit from exercise of stock options	249	55
Net cash provided by financing activities	1,618	1,501
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(18,198)	3,775
CASH AND CASH EQUIVALENTS, Beginning of period	44,114	23,732
CASH AND CASH EQUIVALENTS, End of period	$25,916	$27,507
Supplemental disclosure of cash flow information:
Cash paid for interest	$28	$—
Cash paid for income taxes	$64	$105
Supplemental disclosure of non-cash investing and financing activities:
Fixed asset purchases not yet paid	$381	$11
Fixed assets acquired under capital lease	$317	$—
See accompanying notes to these condensed consolidated financial statements (unaudited).

Ellie Mae, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1—Description of Business
Ellie Mae, Inc. (“Ellie Mae,” “the Company,” “we,” “our” or “us”) is a leading provider of on-demand automation solutions for the residential mortgage industry in the United States. Our on-demand, technology-enabled software solutions help streamline and automate the process of originating and funding new mortgage loans, thereby increasing efficiency, facilitating regulatory compliance and reducing documentation errors.
NOTE 2—Basis of Presentation and Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on March 1, 2013 (“2012 Form 10-K”).
The condensed consolidated balance sheet as of December 31, 2012, included herein, was derived from the audited financial statements as of that date but does not include all disclosures, including notes required by GAAP.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial positions, results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year 2013 or any future period.
Significant Accounting Policies
Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements in our 2012 Form 10-K. There have been no significant changes to these policies.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of Ellie Mae and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.
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
Deferred Commission Expense
Deferred commission expenses are the incremental costs that are directly associated with non-cancelable subscription contracts with customers and consist of sales commissions paid to our direct sales force. Commissions are calculated based on a percentage of the revenue for the non-cancelable term of subscription contracts, which are typically one to five years.
Prior to 2013, commissions were paid and recognized as sales expense when customer payments for contracted services were received on a monthly basis because commissions were earned based on receipt of customer payments. In 2013, we amended our commission plans to provide for payment after the customer's contract is signed. As a result of the change in commission plans, beginning in 2013, commission expense is deferred and amortized to sales expense over the non-cancelable terms of the related subscription contracts. The deferred commission expense amounts are recoverable through the future revenue streams under the non-cancelable customer contracts. The new plans also include claw back provisions, which allow for repayment of a proportionate amount of commissions, should customers cancel their contracts prior to the end of the initial contractual term.
During three months ended March 31, 2013, we deferred $0.4 million of commission expense, all of which remained on our condensed consolidated balance sheets at March 31, 2013. No amounts were deferred as of December 31, 2012.

Comprehensive Income
Comprehensive income consists of net income and other comprehensive loss. Other comprehensive loss includes certain changes in equity that are excluded from net income, specifically unrealized gains and losses on available-for-sale investments. There were no reclassifications out of accumulated other comprehensive income (“AOCI”) that affected net income during the three months ended March 31, 2013 and 2012.
Recent Accounting Pronouncements
In February, 2013, the Financial Accounting Standards Board issued an amendment to Accounting Standards Codification Topic 220, Comprehensive Income, in Accounting Standards Update (“ASU”) 2013-02. Under ASU 2013-02, an entity must make new disclosures for changes in AOCI balances by component as well as significant items reclassified out of AOCI. We adopted ASU 2013-02 on January 1, 2013 and this adoption did not have a material impact on our consolidated financial statements.
NOTE 3—Net Income Per Share of Common Stock
Net income per share of common stock is calculated by dividing net income by the weighted average shares of common stock outstanding during the period. Diluted net income per share of common stock is calculated by dividing net income by the weighted average shares of common stock outstanding and potential shares of common stock during the period. Potential shares of common stock include dilutive shares attributable to the assumed exercise of stock options, restricted stock unit awards (“RSUs”), performance share awards (“Performance Awards”) and Employee Stock Purchase Plan (“ESPP”) shares using the treasury stock method, if dilutive.
The components of net income per share of common stock were as follows:

	Three months ended March 31,
	2013	2012
	(in thousands, except share and per share amounts)
Net income	$3,913	$3,642
Basic shares:
Weighted average common shares outstanding	26,166,290	21,404,789
Diluted shares:
Weighted average shares used to compute basic net income per share	26,166,290	21,404,789
Effect of potentially dilutive securities:
Employee stock options, restricted stock units, Performance Awards and ESPP shares	1,795,866	1,109,065
Weighted average shares used to compute diluted net income per share	27,962,156	22,513,854
Net income per share:
Basic	$0.15	$0.17
Diluted	$0.14	$0.16
The following potential common shares were excluded from the computation of diluted net income per share, as their effect would have been anti-dilutive:

	Three months ended March 31,
	2013	2012
Employee stock options and awards	348,202	1,475,217
Performance-based awards are included in the diluted shares outstanding for each period if the established performance criteria have been met at the end of the respective periods. However, if none of the required performance criteria have been met for such awards, we include the number of shares that would be issuable if the end of the reporting period were the end of the contingency period. Accordingly, in addition to the shares noted above, 635,483 and 583,333 performance-based shares have been excluded from the dilutive shares outstanding for each of the three months ended March 31, 2013 and 2012, respectively.

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
The following tables set forth by level within the fair value hierarchy our financial assets that were accounted for at fair value on a recurring basis, according to the valuation techniques we used to determine their values:

	Fair value at	Fair value measurements using inputs considered as
	March 31, 2013	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$14,560	$14,560	$—	$—
Certificates of deposit	15,150	—	15,150	—
Corporate notes and obligations	45,740	—	45,740	—
Municipal obligations	11,190	—	11,190	—
U.S. government and government agency obligations	15,540	4,703	10,837	—
	$102,180	$19,263	$82,917	$—

	Fair value at	Fair value measurements using inputs considered as
	December 31, 2012	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$36,453	$36,453	$—	$—
Corporate notes and obligations	39,148	—	39,148	—
Municipal obligations	6,230	—	6,230	—
U.S. government and government agency obligations	15,048	4,711	10,337	—
	$96,879	$41,164	$55,715	$—
Financial instruments include cash, cash equivalents and investments including investment-grade interest-bearing securities such as money market accounts, certificates of deposit, commercial paper, corporate bonds, municipal and government agency obligations and guaranteed obligations of the U.S. government. We classify our money market funds and U.S. government obligations as Level 1 instruments due to the use of observable market prices for identical securities that are traded in active markets.
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
As of March 31, 2013 and December 31, 2012, we did not have any assets or liabilities that were valued using Level 3 inputs. For the three months ended March 31, 2013 and 2012, there were no transfers of financial instruments between Level 1, Level 2 or Level 3 classifications.

The carrying amounts and estimated fair value of cash and cash equivalents and both short and long-term investments consisted of the following:

	March 31, 2013
	Amortized cost	Unrealized gains (losses)	Carrying or fair value
	(in thousands)
Cash and cash equivalents:
Cash	$10,986	$—	$10,986
Money market funds	14,560	—	14,560
Certificates of deposit	245	—	245
U.S. government agency securities	125	—	$125
	$25,916	$—	$25,916
Short-term investments:
Certificates of deposit	$5,144	$(9)	$5,135
Corporate notes and obligations	17,509	(25)	17,484
Municipal obligations	5,478	(21)	5,457
U.S. government agency securities	6,505	3	6,508
	$34,636	$(52)	$34,584
Long-term investments:
Certificates of deposit	$9,800	$(30)	$9,770
Corporate notes and obligations	28,329	(73)	28,256
Municipal obligations	5,740	(7)	5,733
U.S. government notes	4,701	2	4,703
U.S. government agency securities	4,204	—	4,204
	$52,774	$(108)	$52,666

	December 31, 2012
	Amortized cost	Unrealized gains (losses)	Carrying or fair value
	(in thousands)
Cash and cash equivalents:
Cash	$7,206	$—	$7,206
Money market funds	36,453	—	36,453
Corporate notes and obligations	455	—	455
	$44,114	$—	$44,114
Short-term investments:
Corporate notes and obligations	$10,292	$(5)	$10,287
Municipal obligations	2,829	(6)	2,823
U.S. government agency securities	3,132	1	3,133
	$16,253	$(10)	$16,243
Long-term investments:
Corporate notes and obligations	$28,462	$(56)	$28,406
Municipal obligations	3,412	(5)	3,407
U.S. government notes	4,710	1	4,711
U.S. government agency securities	7,199	5	7,204
	$43,783	$(55)	$43,728

The following table summarizes the maturities of our investments at March 31, 2013:

Carrying or fair value
(in thousands)
Remainder of 2013	$20,324
2014	37,239
2015	26,101
2016	3,586
Total	$87,250
Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.
NOTE 5— Goodwill and Other Intangible Assets
There were no changes in the carrying value of goodwill during the three months ended March 31, 2013.
Other intangible assets, net, consisted of the following:

	March 31, 2013
	Gross carrying amount	Accumulated amortization	Net intangibles	Weighted Average Remaining Useful Life
	(in thousands)			(in years)
Developed technology	$1,874	$(1,253)	$621	1.9
Trade names	260	(141)	119	1.8
Customer lists and contracts	7,300	(1,870)	5,430	5.8
	$9,434	$(3,264)	$6,170	5.3

	December 31, 2012
	Gross carrying amount	Accumulated amortization	Net intangibles	Weighted Average Remaining Useful Life
	(in thousands)			(in years)
Developed technology	$1,874	$(1,170)	$704	2.2
Trade names	260	(124)	136	2.0
Customer lists and contracts	7,300	(1,609)	5,691	6.0
	$9,434	$(2,903)	$6,531	5.5
Amortization expense associated with other intangible assets was $0.4 million for both the three months ended March 31, 2013 and 2012. There was no impairment of intangible assets during the three months ended March 31, 2013 and 2012.

Minimum future amortization expense for other intangible assets at March 31, 2013 was as follows:

Amortization
(in thousands)
Remainder of fiscal 2013	$1,081
2014	1,405
2015	1,033
2016	928
2017	928
2018	266
Thereafter	529
$6,170
NOTE 6—Income Taxes
We compute our provision for income taxes by applying the estimated annual effective tax rate to income from recurring operations and adjust the provision for discrete tax items recorded in the period. We evaluate our effective income tax rate on a quarterly basis and update our estimate of the full year effective income tax rate as necessary. The estimated annual effective tax rate for the three months ended March 31, 2013 and 2012 was 26.6% and 4.7%, respectively. We have a policy to classify accrued interest and penalties associated with uncertain tax positions together with the related liability, and the expenses incurred related to such accruals are included in the provision for income taxes.
The difference between the federal statutory rate of 35% and our estimated annual effective tax rate for the three months ended March 31, 2013 was primarily due to the retroactive reinstatement of the U.S. federal research and development tax credit for the tax year 2012. As a result, we recognized total tax benefits of $0.5 million related to fiscal 2012 research and development tax credits during the three months ended March 31, 2013.
We record liabilities related to our uncertain tax positions. Our tax positions are subject to income tax audits by multiple tax jurisdictions. We believe that we have provided adequate liabilities for our unrecognized tax benefits, including penalties and interest, if applicable, for all tax years still open for assessment.
NOTE 7—Commitments and Contingencies
Leases
In January 2013, we entered into an agreement to lease additional office space at our corporate headquarters. The lease expires in April 2015 with payments of $20,000 per month over the term of the lease agreement. In April 2013, we entered into an agreement to finance the purchase of computer equipment with payments of $59,000 per month over the 23 month term of the agreement.
Legal Proceedings
On March 25, 2011, Industry Access Incorporated (“Industry Access”) filed a patent infringement lawsuit against us and another defendant in the U.S. District Court for the Central District of California. The complaint alleges, among other things, that certain aspects of our Encompass360 loan management software system and related operations infringe a single patent, and seeks declaratory relief and unspecified damages from the defendants, including enhanced damages for willful infringement and reasonable attorneys’ fees. On June, 24, 2011, the Court issued an order requiring plaintiff to serve the complaint on all defendants within three days of the order. On June 28, 2011, plaintiff served us with the complaint and we filed its answer on August 5, 2011 denying all material allegations of the complaint. On November 18, 2011 the other defendant filed with the United States Patent and Trademark Office (the “PTO”) a request for ex parte reexamination of Industry Access’ US Patent No 7,769,681, which the PTO granted on February 14, 2012. On December 15, 2011, we filed a motion to stay the litigation pending the reexamination, which the court granted on February 28, 2012. On October 9, 2012, the PTO issued an ex parte reexamination certificate. On September 7, 2012, one of the inventors of the patent at issue, who is also a lawyer, filed a notice of appearance with the Court as Industry Access' new counsel. On September 13, 2012, the prior counsel for Industry Access filed a motion to withdraw from this case which the Court heard and granted on November 30, 2012. On April 7, 2013, the Court granted a motion to dismiss the other defendant from this action.  On April 22, 2013, plaintiff filed a substitution of attorney. As requested by the Court, each party filed a case management statement on May 3, 2013.
On March 19, 2013, Industry Access filed a second patent infringement lawsuit against us in the U.S. District Court for the Central District of California.  The complaint alleges, among other things, that our Encompass360 loan management software system, including the Encompass software, the Ellie Mae Network, Encompass Originator, Encompass Compliance Service, Encompass CenterWise, Encompass Electronic Document Management, Encompass Docs Solution and Encompass Product and Pricing Service, infringes U.S. Patent Nos.  8,117,120 and 8,145,563, which are patent continuations of the original U.S. Patent No. 7,769,681 in the lawsuit described above.  Plaintiff is seeking unspecified damages.  We have not yet answered and no case management conference has been scheduled yet.
We believe that we have substantial and meritorious defenses in each of these cases and, if similar claims are pursued, we intend to defend these and similar claims vigorously.
We are also subject to various other legal proceedings and claims arising in the ordinary course of business. With respect to these matters and the litigations described above, we cannot predict the ultimate outcome of these legal proceedings and the amounts and ranges of potential damages associated with such proceedings cannot be estimated or assessed. An unfavorable outcome of these or the litigation could materially adversely affect our business, financial condition and results of operations.
NOTE 8—Stock Incentive Plans
We recognize stock-based compensation related to awards granted under our 2009 Stock Option and Incentive Plan (the “2009 Plan”), 2011 Equity Incentive Award Plan (the “2011 Plan”) and ESPP.
Total stock-based compensation expense recognized consisted of:

	Three months ended March 31,
	2013	2012
	(in thousands)
Cost of revenues	$99	$31
Sales and marketing	136	70
Research and development	685	133
General and administrative	2,453	283
	$3,373	$517
Capitalized stock-based compensation for the three months ended March 31, 2013 and 2012 was not material.
2009 Stock Option and Incentive Plan and 2011 Equity Incentive Award Plan
Stock Options
The following table summarizes our stock option activity under the 2009 Plan and 2011 Plan:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at January 1, 2013	3,461,255	$7.19
Granted	245,700	$20.79
Exercised	(165,145)	$2.58
Forfeited or expired	(14,034)	$17.13
Outstanding at March 31, 2013	3,527,776	$8.31	7.32	$55,632
Ending vested and expected to vest at March 31, 2013	3,447,460	$8.17	7.28	$54,844
Exercisable at March 31, 2013	1,858,374	$5.08	6.02	$35,261
There were no grants under the 2009 plan during the three months ended March 31, 2013 and 2012.
Intrinsic value of an option is the difference between the fair value of our common stock at the time of exercise and the exercise price to be paid. The aggregate intrinsic value for options outstanding at March 31, 2013 in the table above represents the total intrinsic value, based on our closing stock price of $24.05 as of March 31, 2013, which would have been received by option holders had all option holders exercised their in-the-money options as of that date. Options outstanding that are expected to vest are net of estimated future option forfeitures.

Following is additional information pertaining to our stock option activity:

	Three months ended March 31,
	2013	2012
	(in thousands, except per option amounts)
Weighted average fair value per option granted	$10.49	$4.62
Grant-date fair value of options vested	$1,024	$257
Intrinsic value of options exercised	$3,359	$2,108
Proceeds received from options exercised	$427	$1,165
As of March 31, 2013, total unrecognized stock-based compensation expense related to unvested stock options, adjusted for estimated forfeitures, was $9.0 million and is expected to be recognized over a weighted average period of 2.7 years.
Restricted Stock Units and Performance Awards
In February 2013, we granted 113,000 Performance Awards to designated participants under the 2011 Plan. These Performance Awards represent the right to receive up to 2.5 shares of our common stock upon achievement of certain performance goals during the performance period of January 1, 2013 through December 31, 2013. Shares of common stock earned, if any, under the Performance Awards will be issued in the first quarter of 2014 after we determine our level of achievement of the performance goals (the “2013 Award Determination Date”), with 25% of the shares being immediately vested and the remaining shares vesting with respect to 25% of the shares on each of the first three anniversaries of the 2013 Award Determination Date, subject to continuous employment of each participant through such dates. At March 31, 2013, we expect the performance goals will be achieved so that each Performance Award will convert to 1.5 shares of our common stock. No forfeitures are expected.
The following table summarizes our RSU and Performance Award activity:

	RSUs		Performance Awards
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Outstanding at January 1, 2013	40,625	$8.90	588,000	$25.79
Granted	—	—	169,500	19.60
Released	(3,125)	8.90	—	—
Forfeited or expired	—	—	—	—
Outstanding at March 31, 2013	37,500	$8.90	757,500	$24.40
Ending vested and expected to vest at March 31, 2013	35,625		757,500
RSUs that are expected to vest are net of estimated future forfeitures. RSUs released during the three months ended March 31, 2013 had an intrinsic value of $0.1 million and a grant-date fair value of $28,000. There were no RSUs released during the three months ended March 31, 2012. The number of RSUs released includes shares that we withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements. There were no RSU or Performance Awards forfeited or expired during the three months ended March 31, 2013 and 2012.
As of March 31, 2013, total unrecognized compensation expense related to unvested RSUs and Performance Awards was $13.4 million and is expected to be recognized over a weighted average period of 2.2 years.
Employee Stock Purchase Plan
For the three months ended March 31, 2013 and 2012, employees purchased 54,728 shares and 60,254 shares, respectively under the ESPP plan for a total of $0.9 million and $0.3 million, respectively. As of March 31, 2013, unrecognized compensation expense related to the current ESPP period which ends on August 30, 2013 is $0.3 million and is expected to be recognized over five months.

Valuation Information
The fair value of stock options and stock purchase rights granted under the 2009 Plan, the 2011 Plan and the ESPP were estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	Three months ended March 31,
	2013	2012
Stock option plans:
Risk-free interest rate	1.15%	1.10%
Expected life of options (in years)	6.08	6.08
Expected dividend yield	—%	—%
Volatility	53%	55%
Employee Stock Purchase Plan:
Risk-free interest rate	0.13%	0.13%
Expected life of options (in years)	0.50	0.50
Expected dividend yield	—%	—%
Volatility	37%	47%
Stock-based compensation expense during the three months ended March 31, 2013 and 2012 was recorded net of estimated forfeiture rates of 4.4% and 4.1%, respectively.
Common Stock
The following numbers of shares of common stock were reserved and available for future issuance at March 31, 2013:

Reserved Shares
Options and awards outstanding under stock incentive plans	4,322,776
Shares available for future grant under the stock incentive plan	2,765,759
Shares available under the Employee Stock Purchase Plan	906,934
Total	7,995,469
In January 2013, 260,585 additional shares were reserved under the ESPP and 1,302,926 additional shares were reserved under the 2011 Plan pursuant to the automatic increase in each respective plan.
NOTE 9—Segment Information
We operate in one industry—mortgage-related software and services. Our chief operating decision makers are our chief executive officer and president and chief operating officer, who make decisions about resource allocation and review financial information presented on a consolidated basis. Accordingly, we have determined that we have a single reporting segment and operating unit structure, specifically technology-enabled solutions to help streamline and automate the residential mortgage origination process for our network participants.
We are organized primarily on the basis of service lines. Supplemental disclosure of revenues by type is as follows:

	Three months ended March 31,
	2013	2012
	(in thousands)
On-demand revenues	$27,592	$17,755
On-premise revenues	3,263	3,151
	$30,855	$20,906

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements relate to future events or our future financial performance. Forward-looking statements may include words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or other wording indicating future results or expectations. Forward-looking statements are subject to risks and uncertainties and actual events or results may differ materially. Factors that could cause our actual results to differ materially include, but are not limited to, those discussed under “Risk Factors” in this report. We also face risks and uncertainties relating to our business including: the number of Encompass users; the effectiveness of our marketing and sales efforts to attract new and retain existing SaaS Encompass users and Ellie Mae Network participants; transaction volume on the Ellie Mae Network; the level of demand for our Encompass Docs Solution and other services we offer; the timing of the introduction and acceptance of new Ellie Mae Network offerings and new on-demand services; interruptions in Ellie Mae Network service, our hosted Encompass software and any related impact on our reputation; our ability to protect the confidential information of our Encompass users, Ellie Mae Network participants and their respective customers; customer renewal and upgrade rates; fluctuations in mortgage lending volume; the volume of mortgages originated by our Encompass users; the impact of changes in mortgage interest rates; changes in mortgage originator, lender, investor or service provider behavior and any related impact on the residential mortgage industry; our ability to accurately forecast revenues and appropriately plan our expenses; the increased time, cost and complexity that may be required to successfully target larger customers; our ability to scale our operations and increase productivity to support our existing and growing customer base; our ability to successfully manage our growth and any future acquisitions of businesses, solutions or technologies; the timing of future acquisitions of businesses, solutions or technologies and new product launches; the impact of uncertain domestic and worldwide economic conditions, including the resulting effect on residential mortgage volumes; changes in government regulation affecting Ellie Mae Network participants or our business, and potential structural changes in the U.S. residential mortgage industry; the attraction and retention of qualified employees and key personnel; our ability to compete effectively in a highly competitive market and adapt to technological changes; our ability to enhance the features and functionality of our Encompass software and the Ellie Mae Network; our ability to protect our intellectual property, including our proprietary Encompass software; costs associated with defending intellectual property infringement and other claims; our ability to maintain effective internal controls and the risk of natural and man-made catastrophic interruptions to our business. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that arises after the date of this report, or to conform such statements to actual results or changes in our expectations.
This discussion should be read in conjunction with the condensed consolidated financial statements and notes presented in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2012, or 2012 Form 10-K.
Overview
We provide business automation software for a large segment of the residential mortgage industry in the United States. Our on-demand, technology-enabled software solutions help streamline and automate the process of originating and funding new mortgage loans, increasing efficiency, facilitating regulatory compliance and reducing documentation errors.
Mortgage originators use our Encompass360 software, a comprehensive operating system that handles key business and management functions involved in running a mortgage origination business. Mortgage originators use Encompass360 as a single tool for loan processing, marketing, customer communication and to interact electronically with lenders, investors and service providers over the Ellie Mae Network. It also enables enforcement of rules and business practices designed to ensure loan quality, adherence to processing standards and regulatory compliance.
We also offer Encompass360 users a variety of other on-demand software services, including: Encompass Docs Solution, which automatically prepares the disclosure and closing documents necessary to fund a mortgage; Encompass CenterWise, a bundled offering of electronic document management, or EDM, and websites used for customer relationship management; Total Quality Loan, or TQL, which offers a suite of fraud detection, valuation, validation and risk analysis services tailored to individual aggregator/investor requirements; Encompass Compliance Service, which automatically checks for compliance with federal, state and local regulations throughout the origination process; tax transcript services which provide income verification capability to our customers; and Encompass Product and Pricing Service, which allows Encompass360 users to compare loans offered by different lenders and investors to determine appropriate mortgage programs available to a particular borrower.
As of March 31, 2013, the Ellie Mae Network electronically connects the approximately 81,000 mortgage professionals using Encompass360 to the broad array of mortgage lenders, investors and third-party service providers integral to the origination and funding of residential mortgages. During the mortgage origination process, mortgage originators may order various services through the Ellie Mae Network, including credit reports, product eligibility and pricing, automated underwriting, secure data transmission to and from lenders and investors, appraisals, title reports, insurance, flood certifications, compliance review, fraud detection, document preparation and verification of income, identity and employment.
We were formed as a California corporation in 1997 and reincorporated in Delaware in November 2009. From inception through 2000, we developed consumer-facing websites and initial versions of our network. We launched our first transaction platform in late 2000, the present version of which is the Ellie Mae Network. In 2003, we introduced our internally developed loan origination software solution, the present version of which is Encompass360.
Our revenues consist of on-demand and on-premise revenues. On-demand revenues are generated primarily from software subscriptions we host that customers access through the Internet and pay fees based on the number of loans they fund, or success basis, subject to monthly base fees, which we refer to as Success-Based Pricing. On-demand revenues also include software services that are sold transactionally as well as Ellie Mae Network transaction fees paid by lender-investors, service providers and certain government-sponsored entities participating on the Ellie Mae Network. On-premise revenues are typically generated from customer-hosted software licenses and related implementations, training and maintenance services. For further discussion of the sources of our revenue and our revenue recognition policy, please see "Critical Accounting Policies and Estimates" in Part I, Item 7 of our 2012 Form 10-K.
Our on-demand revenues generally track the seasonality of the residential mortgage industry, typically, but not always, with increased activity in the second and third quarters and reduced activity in the first and fourth quarters as home buyers tend to purchase their homes during the spring and summer in order to move to a new home before the start of the school year. Approximately 50% of our revenue historically has been sensitive to factors that impact mortgage volumes, such as interest rate fluctuations, home sale activity and general economic conditions.
The residential mortgage industry has undergone significant changes since 2007, largely in response to the hundreds of billions of dollars of loan defaults and massive losses suffered by lenders and investors. Our business strategy has evolved to address recent industry trends, including:

•	expected lower lending volume;

•	increased quality standards imposed by regulators, lenders and investors;

•	increased regulation affecting lenders and investors;

•	greater focus on operational efficiencies; and

•	customers adopting multi-channel strategies
We are responding to these trends as follows:
Expected lower lending volume. Mortgage lending volumes are expected to be lower in 2013 as compared to 2012, as forecasted by Fannie Mae, Freddie Mac and the Mortgage Bankers Association. Since late 2009, we have focused our marketing and sales efforts on our on-demand SaaS Encompass360 offering, and particularly our SaaS Encompass360 Success-Based Pricing model, in contrast to our on-premise license model. In our on-demand SaaS Encompass360 offering, the customer does not pay the significant up-front licensing fee associated with our license model, which we believe is particularly attractive in the present climate of the residential mortgage origination market. Our SaaS Encompass360 Success-Based Pricing model builds on this value proposition by aligning customers' payments for our software solutions with their own receipts of revenues. Our focus on our SaaS Encompass360 offering is important in light of lower lending volumes because we typically generate greater revenues per user through our on-demand SaaS Encompass360 offering than through our on-premise license offering.
We are also focusing on increasing use of our Ellie Mae Network offerings and our other services, which were introduced from late 2009 through late 2011. These offerings include our TQL initiative, Encompass Compliance Services, Encompass Product and Pricing Services and Encompass Docs Solution. At March 31, 2013 and 2012, Encompass360 users employed the Ellie Mae Network to process on average approximately six and five transactions per loan file, respectively. By continuing to enhance our service offerings and encouraging providers of settlement services to deliver their services electronically through the Ellie Mae Network, we will continue to build value for Ellie Mae Network participants while increasing the number of transactions for which the Ellie Mae Network is used.
Increased quality standards imposed by regulators, lenders and investors. Encompass360 is designed to automate and streamline the process of originating mortgages to, among other things, satisfy increased quality requirements of investors. Relevant features of Encompass360 include enabling customers' management to impose processing rules and formats, providing milestone and process reminders, automated population of forms with accurate data, and accurate and automated transmission of loan files and data from originators to investors and lenders. Our TQL initiative is designed to further enhance the quality, compliance and saleability of loans that are originated through Encompass360, and at March 31, 2013, we had two TQL investor customers. TQL is intended to reduce the opportunities for errors in the process of transferring information from originator to investor and give investors confidence in the accuracy and regulatory compliance of the information that is underlying loan files.
Increased regulation affecting lenders and investors. Regulatory reforms have significantly increased the complexity and importance of regulatory compliance. We devote considerable resources to continually upgrading software to help customers address regulatory changes. We offer Encompass Compliance Service, which automatically checks loan files for compliance with the myriad of federal, state and local regulations and alerts users to possible violations of these regulations. In addition, we have a staff of attorneys and work with compliance experts who help assure that documents prepared using our software and the processes recommended by the Encompass360 workflow comply with applicable rules and regulations.
Greater focus on operational efficiencies. Mortgage originators experienced an approximately 40% increase in direct production costs per loan between 2009 and 20111, and we expect this trend to continue due to continued increased regulation and heightened quality standards. By automating many of the functions of mortgage origination, we enable our users to comply with regulations and process quality loans more efficiently and effectively. This reduces the cost of originating a loan and lowers the risk of buy back demands from investors resulting from poorly originated or documented loans and/or loans that fail to comply with applicable regulations.
With an eye towards providing customers with ever-greater tools to enhance efficiency, we will continue to develop new service offerings through the Ellie Mae Network and pursue adoption of our services through initiatives such as our TQL initiative. By integrating and expanding our current and new services, we will provide a more comprehensive benefit to our users.
In addition to providing efficiency-enhancing solutions, delivery of our Encompass360 software in an on-demand SaaS environment provides customers with the added benefits of lower up front implementation costs and reduced need for an infrastructure of servers, storage and network devices as well as providing access to the most current release of an application, periodic upgrades and regulatory updates.
Customers adopting multi-channel strategies. Customers are developing multi-channel strategies beyond a single retail, correspondent or wholesale channel in order to grow their businesses. The requirements of these different channels vary and in order to maintain a single operating system, customers must use a robust system with highly configurable functionality. We continually address the changing needs of our customers by developing and enhancing tools to allow for simplified and consistent regulatory compliance, enhanced system functionality for each channel and increased workflow flexibility.
Operating Metrics
Revenue per average active Encompass360 user and SaaS Encompass360 revenue per average active SaaS Encompass360 user are key operational metrics we use to evaluate our business, determine allocation of our resources and make decisions regarding corporate strategy. The revenue per average active Encompass360 user metric is calculated by dividing total revenues by average active Encompass360 users during the period. The SaaS Encompass360 revenue per average active SaaS Encompass360 user metric is calculated by dividing total SaaS Encompass360 revenues by average active SaaS Encompass360 users during the period. We focus on these metrics to determine our success in leveraging our user base to increase our revenues. We track active Encompass360 users and active SaaS Encompass360 users as well as related revenues generated by each group at the end of a period to gauge the degree of our market penetration.
The components used to calculate these metrics are defined below.
Active Encompass360 users. An Active Encompass360 user is a mortgage origination professional who has used Encompass360 at least once within a 90-day period preceding the measurement date. An Encompass360 user is a mortgage origination professional working at a mortgage lender, such as a mortgage bank, commercial bank, thrift or credit union, which sources and funds loans and generally sells these funded loans to investors; or a mortgage brokerage, which typically processes and submits loan files to a mortgage lender or mega lender that funds the loan.
________________

1	Mortgage Bankers Association, Annual Mortgage Bankers Performance Report 2011 Data, Net Loan Production Income and Expense, $ per loan, Copyright June 2012.

Average active Encompass360 users. Average active Encompass360 users during a period is calculated by averaging the monthly active Encompass360 users during a period.
Active SaaS Encompass360 users. An active SaaS Encompass360 user is a mortgage origination professional who has used the SaaS Encompass360 system at least once within a 90-day period preceding the measurement date.
Average active SaaS Encompass360 users. Average active SaaS Encompass360 users during a period is calculated by averaging the monthly active SaaS Encompass360 users during a period.

The following table shows these operating metrics as of and for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013	2012
Revenues (in thousands):
Total revenues	$30,855	$20,906
Total SaaS Encompass360 revenues	$16,482	$8,378
Users at end of period:
Active Encompass360 users	80,710	58,844
Active SaaS Encompass360 users	48,121	29,115
Active SaaS Encompass360 users as a percentage of active Encompass360 users	60%	49%
Average users during period:
Active Encompass360 users	78,242	56,940
Active SaaS Encompass360 users	45,868	27,526
Active SaaS Encompass360 users as a percentage of active Encompass360 users	59%	48%
Revenue per average user during period:
Revenue per average active Encompass360 user	394	367
SaaS Encompass360 revenue per average active SaaS Encompass360 user	359	304
Basis of Presentation
General
Our consolidated financial statements include the accounts of Ellie Mae, Inc. and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation.
Revenue Recognition
We generate primarily on-demand revenues and on-premise revenues. Sales taxes assessed by governmental authorities are excluded from revenue.
On-demand Revenues
On-demand revenues are revenues generated from software subscriptions we host that customers access through the Internet as well as revenues from a small number of customers that have opted to self-host a portion of the software but pay fees based on a per closed loan, or success, basis subject to monthly base fees, which we refer to as Success-Based Pricing. On-demand revenues are also comprised of software services sold transactionally and Ellie Mae Network transaction fees.
On-premise Revenues
On-premise revenues generally are revenues generated from customer-hosted software licenses and related implementation (except for customer-hosted Success-Based Pricing revenues included in on-demand revenues described above), training and maintenance services.

Cost of Revenues and Operating Expenses
Cost of Revenues
Our cost of revenues consists primarily of: salaries and benefits, including stock-based compensation; royalty expenses for document preparation, income verification and compliance services; customer support; data centers; depreciation on computer equipment used in supporting our hosted software solutions; amortization of acquired intangible assets; professional services associated with implementation of our software; and allocated facilities costs. We expect that our cost of revenues will continue to increase in absolute dollars as our revenues increase, as we make additional investments in our technology infrastructure and as we continue to hire additional personnel in our SaaS operations and customer support departments to support new customers.
Sales and Marketing
Our sales and marketing expenses consist primarily of: salaries, benefits and incentive compensation, including stock-based compensation and commissions; allocated facilities costs; expenses for trade shows, public relations and other promotional and marketing activities; expenses for travel and entertainment; and amortization of acquired intangible assets such as customer lists and contracts. We expect that our sales and marketing expense will continue to increase in absolute dollars as increased revenues generate additional commission expense and as we continue to hire additional sales personnel in order to address anticipated demand for our software solutions as we expect an increased number of mortgage lenders to assess new platform options and replace their legacy systems. We also intend to increase marketing activities focused on SaaS Encompass360, our Ellie Mae Network offerings and our other Encompass services.
Research and Development
Our research and development expenses consist primarily of: salaries and benefits, including bonuses and stock-based compensation; fees to contractors engaged in the development and support of the Ellie Mae Network infrastructure, Encompass360 software and other products; and allocated facilities costs. We expect that our research and development expenses will continue to increase in absolute dollars as we continue to invest in our products and services and infrastructure, including hiring additional engineering and product development personnel.
General and Administrative
Our general and administrative expenses consist primarily of: salaries and benefits, including bonuses and stock-based compensation, for employees involved in finance, accounting, human resources, administrative and legal roles; consulting, legal, accounting and other professional services by third-party providers; and allocated facilities costs. We expect general and administrative expenses in 2013 to exceed those in 2012 both in absolute dollars and as a percentage of revenues with a significant increase related to greater amounts of stock-based compensation expense relating to awards granted to attract and retain the employees as well as increases in headcount and facilities to support the continued growth of our business.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income earned on investments, cash accounts and notes receivable, offset by investment premium amortization and imputed interest expense related to the Del Mar Datatrac, Inc., or DMD, acquisition holdback payments and interest expense paid on equipment and software leases.
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

Critical Accounting Policies and Estimates
Deferred Commissions
Deferred commission expenses are the incremental costs that are directly associated with non-cancelable subscription contracts with customers and consist of sales commissions paid to our direct sales force. Commissions are calculated based on a percentage of the revenue for the non-cancelable term of subscription contracts, which are typically one to five years.
Prior to 2013, commissions were paid and recognized as sales expense when customer payments for contracted services were received on a monthly basis because commissions were earned based on receipt of customer payments. In 2013, we amended our commission plans to provide for payment after the customer's contract is signed. As a result of the change in commission plans, beginning in 2013, commission expense is deferred and amortized to sales expense over the non-cancelable terms of the related subscription contracts. The deferred commission expense amounts are recoverable through the future revenue streams under the non-cancelable customer contracts. The new plans also include claw back provisions, which allow for repayment of a proportionate amount of commissions, should customers cancel their contracts prior to the end of the initial contractual term.
There have been no other material changes during the three months ended March 31, 2013 to our critical accounting policies and estimates previously disclosed in our 2012 Form 10-K.
Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three months ended March 31,
	2013	2012
	(in thousands)
Revenues	$30,855	$20,906
Cost of revenues (1)	7,611	5,257
Gross profit	23,244	15,649
Operating expenses:
Sales and marketing (1)	4,903	4,000
Research and development (1)	5,548	4,133
General and administrative (1)	7,586	3,676
Total operating expenses	18,037	11,809
Income from operations	5,207	3,840
Other income (expense), net	121	(20)
Income before income taxes	5,328	3,820
Income tax provision	1,415	178
Net income	$3,913	$3,642
________
(1) Stock-based compensation included in the above line items:

	Three months ended March 31,
	2013	2012
	(in thousands)
Cost of revenues	$99	$31
Sales and marketing	136	70
Research and development	685	133
General and administrative	2,453	283
	$3,373	$517

	Three months ended March 31,
	2013	2012
	(as a percent of revenues)
Revenues	100.0%	100.0%
Cost of revenues	24.7	25.1
Gross margin	75.3	74.9
Operating expenses:
Sales and marketing	15.9	19.1
Research and development	18.0	19.8
General and administrative	24.6	17.6
Total operating expenses	58.5	56.5
Income from operations	16.8	18.4
Other income (expense), net	0.4	(0.1)
Income before income taxes	17.2	18.3
Income tax provision	4.6	0.9
Net income	12.6%	17.4%
Comparison of the Three Months Ended March 31, 2013 and 2012
Revenues
The following table sets forth our revenues by type for the periods presented:

	Three months ended March 31,
	2013	2012
	(dollars in thousands)
Revenue by type:
On-demand	$27,592	$17,755
On-premise	3,263	3,151
Total	$30,855	$20,906

	Three months ended March 31,
	2013	2012
Revenue by type:
On-demand	89.4%	84.9%
On-premise	10.6%	15.1%
Total	100.0%	100.0%
Total revenues increased $9.9 million, or 47.6%, for the three months ended March 31, 2013 as compared to the same period of 2012 primarily due to a $9.8 million increase in on-demand revenues.
The increase in on-demand revenues consisted primarily of a $7.7 million increase in SaaS Encompass360 revenue resulting from the addition of new SaaS Encompass360 users and upgrades of existing customers to our SaaS platform resulting from our continued marketing focus on our Success-Based Pricing model as well as an increase in national mortgage origination volume from the first quarter of 2012 to the same period of 2013. On-demand revenues also increased due to a $0.4 million increase in revenue from the hosting of our other, non Success-Based Pricing, SaaS Encompass360 users. The number of active SaaS Encompass360 users increased by 65.3% from March 31, 2012 to March 31, 2013 due to the addition of new customers as well as the transition of on-premise licensed users to our SaaS Encompass360 Success-Based Pricing offering. SaaS Encompass360 revenue per average active SaaS user increased by 18.1% for the three months ended March 31, 2013 compared to the same period of 2012 due to an increase in the number of closed loans per active SaaS user as well as the continued movement of users to our Success-Based Pricing model, which offers higher revenue per user compared to our traditional license model.
On-demand revenues also increased due to continued adoption of new product offerings. Revenues from our TQL initiative, which was introduced during the fourth quarter of 2011, increased by $0.8 million for the three months ended March 31, 2013 compared to the same period of 2012. Revenues from our tax transcript services, which we began offering in the first quarter of

2011, increased by $0.3 million and our appraisal and title services increased by $0.2 million for the three months ended March 31, 2013 compared to same period of 2012.
Other on-demand revenues increased due to a $0.2 million increase in compliance services due to increased usage by our customers as well as a greater number of users and a $0.1 million increase in vendor transaction revenues due to increased network usage and a greater number of users.
Gross Profit

	Three months ended March 31,
	2013	2012
	(dollars in thousands)
Gross profit	$23,244	$15,649
Gross margin	75.3%	74.9%
Gross profit and gross margin percentage increased by $7.6 million and 0.4 percentage points, respectively, in the three months ended March 31, 2013 as compared to the same period of 2012 as revenues increased by $9.9 million and cost of revenues increased by $2.4 million. Cost of revenues increased primarily due to a $0.8 million increase in salaries and employee benefits reflecting an increase in implementation, professional services and customer support headcount, a $0.6 million increase in third-party royalty expenses to support the increased revenues, a $0.4 million increase in depreciation expense due to property and equipment additions for our data center and a $0.3 million increase in the use of temporary contractors for project management and product testing. These increases in both fixed and variable costs were offset by more significant increases in revenues, resulting in a moderate increase in the gross margin percentage during the period.
Sales and Marketing

	Three months ended March 31,
	2013	2012
	(dollars in thousands)
Sales and marketing	$4,903	$4,000
Sales and marketing as % of revenues	15.9%	19.1%
Sales and marketing expenses increased by $0.9 million, or 22.6%, in the three months ended March 31, 2013 as compared to the same period of 2012. This increase was primarily due to a $0.3 million increase in salaries and employee benefits, as well as a $0.1 million increase in stock-based compensation expense, both reflecting an increase in headcount as we have grown our sales department in order to address anticipated demand for our software solutions. This increase is also due to a $0.1 million increase in commissions commensurate with the increase in revenues and a $0.2 million increase due to the increased level of events and other marketing activities as compared to the prior-year period.
Research and Development

	Three months ended March 31,
	2013	2012
	(dollars in thousands)
Research and development	$5,548	$4,133
Research and development as % of revenues	18.0%	19.8%
Research and development expenses increased by $1.4 million, or 34.2%, in the three months ended March 31, 2013 compared to the same period of 2012. The increase was primarily due to a $0.7 million increase in salaries and employee benefits reflecting an increase in headcount, a $0.6 million increase in stock-based compensation expense primarily resulting from performance share awards, or Performance Awards, granted to certain executives during the third quarter of 2012 and the first quarter of 2013 and stock option grants made to new employees and a $0.3 million increase in the use of consultants. These increases were offset by a $0.2 million increase in software development costs which were capitalized out of research and development expenses to property and equipment.

General and Administrative

	Three months ended March 31,
	2013	2012
	(dollars in thousands)
General and administrative	$7,586	$3,676
General and administrative as % of revenues	24.6%	17.6%
General and administrative expenses increased by $3.9 million, or 106.4%, in the three months ended March 31, 2013 as compared to the same period of 2012. This increase was primarily due to a $2.2 million increase in stock-based compensation expense primarily resulting from Performance Awards granted to certain executives during the third quarter of 2012 and the first quarter of 2013 and stock option grants made to new employees, a $0.7 million increase in the use of consultants and temporary contractors for infrastructure and compliance projects, a $0.5 million increase in salaries and employee benefits reflecting an increase in headcount and a $0.4 million increase in hardware and software expenses associated with infrastructure upgrades.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income earned on investments, cash accounts and notes receivable, offset by investment premium amortization, imputed interest expense related to the DMD acquisition holdback payments and interest expense paid on equipment and software leases. The amounts were nominal in the three months ended March 31, 2013 and 2012.
Income Taxes
The provision for income taxes was $1.4 million and $0.2 million for the three months ended March 31, 2013 and 2012, respectively. The increase in the income tax provision was primarily driven by the application of U.S. federal and state statutory tax rates as we no longer had a valuation allowance on our deferred tax assets. That increase was partially offset by a tax benefit related to the reinstatement of the U.S. federal R&D tax credit during the quarter.
Liquidity and Capital Resources
As of March 31, 2013, we had cash, cash equivalents and short-term investments of $60.5 million and long-term investments of $52.7 million. Cash and cash equivalents consist of cash and money market accounts. Both short and long-term investments consist of corporate bonds and obligations, certificates of deposit, municipal obligations, U.S. government notes and U.S. government agency securities.
We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund capital expenditures, operating expenses and other cash requirements for at least the next 12 months. We may enter into acquisitions in the future, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
The following table sets forth our statement of cash flows data for the periods presented:

	Three months ended March 31,		Net
	2013	2012	Change
	(in thousands)
Net cash provided by operating activities	$9,220	$3,263	$5,957
Net cash used in investing activities	(29,036)	(989)	(28,047)
Net cash provided by financing activities	1,618	1,501	117
Net (decrease) increase in cash and cash equivalents	$(18,198)	$3,775	$(21,973)
Operating Activities
Cash provided by operating activities increased by $6.0 million from $3.3 million in 2012 to $9.2 million in 2013. Consistent with prior periods, cash provided by operating activities has historically been affected by net income adjusted for add-backs of non-cash expense items. Specifically, stock-based compensation expense increased by $2.9 million for the three months ended March 31, 2013 as compared to the same period of 2012. This increase resulted from new grants and the increased market price per share of our common stock, offset in part by reductions from fully vested, fully amortized stock options, which no longer impact expense in 2013. Depreciation expense increased by $0.5 million primarily due to purchases of property and equipment for our data centers. The increases were also offset by the increase in the excess tax benefit from exercise of stock options of $0.2 million and the decreased change in deferred tax assets and liabilities of $0.3 million.

Cash provided by operating activities is also affected by changes in operating assets and liabilities, which resulted in a net increase of $1.4 million to operating cash flows in the three months ended March 31, 2013 as compared to the same period in 2012. Our net accounts receivable balance fluctuates from period to period, depending on the timing of sales and billing activity, cash collections and changes to our allowance for doubtful accounts. The change in prepaid expenses was primarily due to the timing of the payment for computer software licenses. The change in accounts payable and accrued and other liabilities was due to the recognition of a federal income tax liability in 2013 due to the usage of our net operating loss carry forwards in 2012.
Investing Activities
Our primary investing activities have consisted of purchases of investments and purchases of property and equipment specifically related to the build out of our data centers. Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations and certain software development projects subject to capitalization. We plan to continue to invest in technology hardware and software to support our growth and corporate infrastructure.
Cash used in investing activities of $29.0 million for the three months ended March 31, 2013 was primarily the result of $27.7 million in net purchases of investments and $1.3 million for purchases of property and equipment mainly for networking equipment and capitalized internal-use software development costs.
Cash used in investing activities of $1.0 million for the first quarter 2012 was the result of $0.2 million in net purchases of short-term investments and $0.8 million for purchases of property and equipment mainly for our data center.
Financing Activities
Financing activities have consisted primarily of cash provided from the exercise of stock options as well as the effect of the increase in the excess tax benefit from exercise of stock options.
Cash provided by financing activities of $1.6 million for the three months ended March 31, 2013 consisted primarily of proceeds from the exercise of stock options of $1.4 million and an increase in the excess tax benefit from exercise of stock options of $0.2 million. Cash provided by financing activities of $1.5 million for the three months ended March 31, 2012 consisted primarily of proceeds from the exercise of stock options of $1.4 million.
Off Balance Sheet Arrangements
As of March 31, 2013, we had no off-balance sheet arrangements and operating leases were the only financing arrangements not reported on our consolidated financial statements.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We believe that there have been no significant changes in our market risk exposures for the three months ended March 31, 2013, as compared with those discussed in our 2012 Form 10-K.
ITEM 4—CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
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
Our future performance will be highly dependent on our ability to continue to attract SaaS Encompass360 customers and to grow revenues from new on-demand services.
To maintain or increase our revenues, we must increase the number of users of our software and percentage of our software users who choose our on-demand SaaS Encompass360 offering, from which we generate greater revenues than from our on-premise license offering. Although we believe that recent increases in the number of SaaS Encompass360 customers were driven by our Success-Based Pricing strategy, we cannot guarantee our Success-Based Pricing strategy will continue to be successful. If it is not successful, or if we are unable to identify an alternate strategy and successfully increase the number of SaaS Encompass360 customers, our business may be materially adversely affected.
Our success will also depend, to a large extent, on the willingness of mortgage lenders to accept the SaaS model for delivering software applications that they view as critical to the success of their business. The SaaS market for the residential mortgage industry is not as mature as the market for on-premise enterprise software, and it is uncertain whether SaaS will achieve and sustain high levels of customer demand and market acceptance. Our success will depend to a substantial extent on the widespread adoption of the SaaS model. Many enterprises have invested substantial personnel and financial resources to integrate traditional enterprise software into their businesses, and therefore may be reluctant or unwilling to migrate to a SaaS offering. It is difficult to predict customer adoption rates and demand for our services, the future growth rate and size of the SaaS market or the entry of competitive applications. The expansion of the SaaS market depends on a number of factors, including the cost, performance and perceived value associated with SaaS offerings, as well as the ability of SaaS companies to address security and privacy concerns. If other SaaS providers experience security incidents, loss of customer data, disruptions in delivery or other problems, the market for SaaS applications as a whole, including our own products and services, may be negatively affected. If there is a reduction in demand for SaaS caused by a lack of customer acceptance, technological challenges, weakening economic conditions, security or privacy concerns, competing technologies and products, decreases in corporate spending or otherwise, it could result in decreased revenues and our business could be adversely affected.
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
We must also convince a variety of potential Ellie Mae Network participants, including mortgage lenders, originators, settlement service providers and mega lenders, of the benefits of electronic origination and network participation as compared to traditional mortgage origination methods including paper, facsimile, courier, mail and email.
We cannot guarantee that our Ellie Mae Network and other service offerings will achieve market acceptance. In the event these efforts are not successful, our business and growth prospects would be adversely affected.
System interruptions that impair access to the Ellie Mae Network or SaaS Encompass360 could damage our reputation and brand and substantially harm our business.
The satisfactory performance, reliability and availability of SaaS Encompass360, the Ellie Mae Network, our website, our services, including our Encompass Compliance Service, and our network infrastructure are critical to our reputation and our ability to attract and retain Ellie Mae Network participants and Encompass360 users. Because our service is complex and incorporates a variety of hardware and proprietary and third-party software, our service may have errors or defects that could result in unanticipated downtime for our subscribers. Internet-based services frequently contain undetected errors when first introduced or when new versions or enhancements are released. We have from time to time found defects in our service and new errors in our service may be detected in the future. In addition, our customers may use our service in unanticipated ways that may cause a disruption in service for other customers attempting to access their data. Since our customers use our service for important aspects of their business, any errors, defects, disruptions in service or other performance problems could result in negative publicity, damage our reputation and brand, reduce our revenue, cause us to issue credits, negatively impact our ability to run our business, hinder our ability to enroll new customers and cause us to lose current customers, all of which could cause our business and operating results to suffer.
We have experienced and may in the future continue to experience temporary system interruptions, either to the Ellie Mae Network or to SaaS Encompass360 hosting locations, for a variety of reasons, including network failures, power failures, software errors, including problems with Encompass360 and other third-party firmware updates, as well as an overwhelming number of Ellie Mae Network participants and Encompass360 users trying to access our network during periods of strong demand. In addition, our two primary data centers, located in Santa Clara, California and Chicago, Illinois, are hosted by a third-party service provider over which we have little control. We depend on this third-party service provider to provide continuous and uninterrupted access to the Ellie Mae Network and SaaS Encompass360. If for any reason our relationship with this third party were to end, it would require a significant amount of time to transition the hosting of our data centers to a new third-party service provider.
Because we are dependent on third parties for the implementation and maintenance of certain aspects of our systems and because some of the causes of system interruptions may be outside of our control, we may not be able to remedy such interruptions in a timely manner, if at all.
Our failure to protect the confidential information of our Encompass360 users, our Ellie Mae Network participants and their respective customers could damage our reputation and brand and substantially harm our business.
Certain confidential information relating to certain of our Encompass360 users, our Ellie Mae Network participants and their respective customers resides on our third-party hosted data center servers and is transmitted over our network. We rely on encryption and authentication technology licensed from third parties to effect secure transmission of confidential information, including personal information and credit card numbers. These security measures may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance or otherwise. These servers may also be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems, which could result in someone obtaining unauthorized access to our customers’ data or our data, including our intellectual property and other confidential business information, or our IT systems. Because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. The possession and use of personal information in conducting our business subject us to legislative and regulatory burdens that may require notification to customers of a security breach, restrict our use of personal information and hinder our ability to acquire new customers or market to existing customers.
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
Our customers have no obligation to renew their subscriptions for our service after the expiration of their initial subscription period, which is one to five years, and they may not renew their subscriptions at the same or higher levels. In addition, in the first year of a subscription, customers often purchase a higher level of professional services than they do in renewal years. As a result, our ability to grow is dependent in part on customers purchasing additional subscriptions and services after the initial subscription term. We cannot accurately predict renewal rates given our varied customer base and the number of multi-year subscription contracts. Our customers’ renewal rates may decline or fluctuate because of several factors, including their satisfaction or dissatisfaction with our services, the prices of our services, the prices of services offered by our competitors or reductions in our customers’ spending levels due to the macroeconomic environment or other factors. If our customers do not renew their subscriptions for our services, renew on less favorable terms or do not purchase additional subscriptions or services, our revenue may grow more slowly than expected or decline and our profitability and gross margin may be harmed.

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
We market Encompass360 primarily to mortgage lenders rather than to mega lenders as mega lenders generally have their own proprietary loan origination software. The percentage of residential mortgages in the United States that were funded outside the retail channels of mega lenders decreased from 66% in 2006 to 42% in the first quarter of 20112 due in part to the recent turmoil in the residential mortgage industry. If a continued shift towards mega lenders were to occur again, our business and growth prospects could be materially adversely affected.

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
Our revenues and operating results have in the past varied and could in the future vary significantly from quarter-to-quarter and year-to-year because of a variety of factors, many of which are outside our control. For example, approximately 50% of our revenue historically has been sensitive to fluctuations in mortgage volumes. As a result, comparing our operating results on a period-to-period basis may not be meaningful. In addition to other risk factors discussed in this section, factors that may contribute to the variability of our quarterly and annual results include:

•	the number of Encompass360 users;

•	the volume of mortgages originated by our Encompass360 users, especially users on our Success-Based Pricing model;

•	transaction volume on the Ellie Mae Network;

•	fluctuations in mortgage lending volume;

•	the level of demand for our services;

•	the timing of the introduction and acceptance of Ellie Mae Network offerings and new on-demand services;

•	costs associated with defending intellectual property infringement and other claims; and

•	changes in government regulation affecting Ellie Mae Network participants or our business.
Due to these and other factors, our future results may not reach our internal projections. In addition, our operating results in future periods may not meet the expectations of investors or public market analysts who follow our company, which could cause our stock price to decline rapidly and significantly. The results of any prior quarterly or annual periods should not be relied upon as indications of our future operating performance.

________________

2	Inside Mortgage Finance, February 17, 2012, p.3, Mortgage Brokers Carry Significant Portions Of Increased Origination Volume in Late 2011. Copyright 2012.

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
We continue to experience significant growth in our customer base, which has placed a strain on our management and administrative, operational and financial infrastructure. We anticipate that additional investments in our implementation capabilities and research and development and general and administrative spending will be required to scale our operations and increase productivity, address the needs of our customers, further develop and enhance our products and services and scale with the overall growth of our company.
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
Our growth has placed and may continue to place significant demands on our management and our administrative, operational and financial infrastructure. As our operations grow in size, scope and complexity, we will need to improve and upgrade our systems and infrastructure, including our data centers and financial reporting systems. These upgrades and improvements are necessary in order to offer an increasing number of customers enhanced solutions, features and functionality and to ensure continued adequate controls over financial reporting.
In addition, the expansion of our systems and infrastructure will require us to commit substantial financial, operational and technical resources in advance of any anticipated increase in the volume of business, with no assurance that the volume of business will actually increase. Continued growth could also strain our ability to maintain reliable service levels for our customers, develop and improve our operational, financial and management controls, enhance our reporting systems and procedures and recruit, train and retain highly skilled personnel.
Managing our growth will require significant expenditures and allocation of valuable management resources. If we fail to achieve the necessary level of efficiency in our organization as it grows, our business would be harmed. We are in the process of upgrading and/or replacing various software systems including our new enterprise resource planning, or ERP, system. The implementation of an ERP system entails certain risks, including difficulties with changes in business processes that could disrupt our company's operations, such as our ability to process orders, provide services and customer support, fulfill contractual obligations and aggregate financial and operational data. Unanticipated problems impacting the implementation of these systems could significantly increase the expenditures and resources allocated to this project, divert the attention of management and harm our business. If the implementations of these new applications are delayed, or if we encounter unforeseen problem with our new systems or in migrating away from our existing applications and systems, our operations and our ability to manage our business could be negatively impacted.

Integrating future acquisitions could disrupt our business, harm our financial condition and operating results or dilute or adversely affect the price of our common stock.
Our success will depend in part on our ability to expand our solutions and services and to grow our business in response to changing technologies, customer demands and competitive pressures. In some circumstances, we may pursue growth through the acquisition of complementary businesses, solutions or technologies rather than through internal development. For example, in January 2011, we acquired Mortgage Pricing System, LLC, or MPS, to introduce our Encompass Product and Pricing Service, which allows Encompass360 users to compare loan pricing from multiple lending sources. In August 2011, we acquired DMD to add additional potential Encompass360 users and increased loan volume to monetize our Encompass service offerings and the Ellie Mae Network. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to complete acquisitions successfully. Moreover, if such acquisitions require us to seek additional debt or equity financing, we may not be able to obtain such financing on terms favorable to us or at all. Acquisitions and investments involve numerous risks which may have a negative impact on our results of operations, including:

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
Events similar to the extreme turmoil in the residential mortgage industry that occurred from 2007 to 2009 could adversely affect our business.
From 2007 to 2009, the worldwide credit market was severely disrupted by the global financial crisis due to the precipitous rise of sub-prime mortgage delinquencies and resulting failure of securities backed by mortgages, including these sub-prime mortgages. This crisis resulted in extreme turmoil in the residential mortgage industry and caused many mortgage originators and other mortgage industry participants to go out of business. If the residential mortgage industry were to experience another similar disruptive event, our business could be materially adversely affected.
The residential mortgage industry is heavily regulated and changes in current legislation or new legislation could adversely affect our business.
Changes in the regulations that govern our customers could adversely affect our business.
The U.S. mortgage industry is heavily regulated. Federal and state governments and agencies could enact legislation or other policies that could negatively impact the business of our Encompass360 users and other Ellie Mae Network participants. Any changes to existing laws or regulations or adoption of new laws or regulations that increase restrictions on the residential mortgage industry may decrease residential mortgage volume or otherwise limit the ability of our Encompass360 users and Ellie Mae Network participants to operate their businesses, resulting in decreased usage of our solutions.
Changes in current legislation or new legislation may increase our costs by requiring us to update our products and services.
Changes to existing laws or regulations or adoption of new laws or regulations relating to the residential mortgage industry could require us to incur significant costs to update our products and services. For example, our Encompass Compliance Service analyzes mortgage loan data for compliance with consumer protection laws and institutionally mandated compliance policies and must continually be updated to incorporate changes to such laws and policies. The Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, has caused and will continue to cause us to make similar updates to Encompass360 to address, among other things, regulations that protect consumers against unfair, deceptive and abusive practices by lenders. These updates have caused us to incur significant expense, and future updates will likely similarly cause us to incur significant expense.

Potential structural changes in the U.S. residential mortgage industry, in particular plans to diminish the role of Fannie Mae and Freddie Mac, could disrupt the residential mortgage market and have a material adverse effect on our business.
Fannie Mae and Freddie Mac play a very important role in providing liquidity, stability and affordability in the current U.S. residential mortgage market. In particular, they participate in the secondary mortgage market by purchasing mortgage loans and mortgage-related securities for investment and by issuing guaranteed mortgage-related securities. In February 2011, the Obama administration delivered a report to Congress which proposed the winding down of Fannie Mae and Freddie Mac and shrinking the federal government’s role in the housing market. This proposal includes the withdrawal of government guarantees currently available for certain residential loans and increasing the down payment requirements for borrowers, both of which could reduce mortgage lending volume. In February 2012, the Federal Housing Finance Agency sent Congress a strategic plan to wind down Fannie Mae and Freddie Mac over the next several years. This proposal includes building a new infrastructure for the secondary mortgage market, continuing to shrink Fannie Mae’s and Freddie Mac’s operations by eliminating the direct funding of mortgages and shifting mortgage credit risk to private investors and maintaining foreclosure prevention activities and credit availability. In August 2012, the U.S. Department of the Treasury announced it would require Fannie Mae and Freddie Mac to reduce their investment portfolios more quickly, at an annual rate of 15% versus the previous rate of 10%. The effects of these proposals or any significant structural change to the U.S. residential mortgage industry may cause significant disruption to the residential mortgage market. If we are unable to react effectively and quickly to changes in the residential mortgage industry, our business could be harmed.
We may be limited in the way in which we market our business or generate revenue by U.S. federal law prohibiting referral fees in real estate transactions, and if we are found to be in violation of such laws we would be subject to significant liability.
RESPA generally prohibits the payment or receipt of fees or any other thing of value for the referral of business related to a residential real estate settlement service and prohibits fee shares or splits or unearned fees in connection with the provision of such services. Encompass360 software and services and the Ellie Mae Network were designed with payment methods that are not currently prohibited by the restrictions under RESPA. Nonetheless, RESPA may restrict our ability to enter into marketing and distribution arrangements with third parties for existing or newly developed products and services, particularly to the extent that such arrangements may be characterized as involving payments for the referral of residential real estate settlement service business. Additionally, any amendments to RESPA or court opinions interpreting the provisions of RESPA that result in restrictions on our current payment methods, or any determination that our payment methods have been and currently are subject to the restrictions under RESPA, could have a material adverse effect on our business. If we were found to be in violation of RESPA rules, we would be exposed to significant potential liability that could have a material adverse effect on our reputation and business.
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

We operate in a highly competitive market, which could make it difficult for us to attract and retain Encompass360 users and Ellie Mae Network participants.
The mortgage origination software market is highly competitive. There are many software providers, such as: Byte Software Inc., a subsidiary of CBCInnovis; Calyx Technology, Inc.; Harland Financial Solutions; and PCLender.com, a subsidiary of Lender Processing Services, that compete with us by offering loan origination software to mortgage originators. Some software providers, including Calyx Technology, Inc., also provide connectivity between their software users and lenders and service providers. Other connectivity alternatives are provided by vendors such as MGIC Investment Corporation. We also compete with compliance and document preparation service providers that are much larger and more established than us. There is vigorous competition among providers of these services and we may not succeed in convincing potential customers using other services to switch to ours. Many service providers connect directly to mortgage originators without using any loan origination software. Some of our competitors also offer services on a per closed loan basis, which could adversely impact the effectiveness of our Success-Based Pricing strategy for increasing the number of SaaS Encompass360 customers. If we are unsuccessful in competing effectively by providing attractive functionality, customer service or value, we could lose existing Encompass360 users to our competitors and our ability to attract new Encompass360 users could be harmed.
We only offer our Encompass services to Encompass360 users. There are many other service providers that offer our Encompass360 users competing services, including borrower-facing websites, document preparation services, compliance services and EDM. We may be unsuccessful in continuing to differentiate our Encompass service offerings to the extent necessary to effectively compete in some or all of these markets.
The Ellie Mae Network is only available to mortgage originators using Encompass360. The principal alternative to the use of the Ellie Mae Network by Encompass360 users remains traditional methods of exchanging data and documents among mortgage industry participants by email, facsimile, phone, courier and mail. In addition, mortgage originators may use standalone web browsers to go individually to each investor, lender or service provider’s website and then manually upload loan data or enter information into the website. Mortgage originators may continue to use these methods due to habit, personal business relationships or otherwise. The success of the Ellie Mae Network depends on our ability to achieve and offer access to both the critical mass of investors, lenders and service providers necessary to attract and retain mortgage originators using Encompass360 on the Ellie Mae Network and the critical mass of active mortgage originators necessary to attract and retain investors, lenders and service providers on our network.
Many of our actual and potential competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we do and, as a result, these companies may be able to respond more quickly to changes in regulations, new technologies or customer demands, or devote greater resources to the development, promotion and sale of their software and services than we can. In addition, we may face increased competition as a result of continuing industry consolidation, such as Davis + Henderson Corporation’s acquisition of Mortgagebot LLC in April 2011 and Avista Solutions, Inc. in May 2012 and Lender Processing Services, Inc.’s acquisition of PCLender.com, Inc. in March 2011. We expect the mortgage origination market to continue to attract new competitors and there can be no assurance that we will be able to compete successfully against current or future competitors or that competitive pressures we face will not materially adversely affect our business.
Failure to adapt to technological changes may render our technology obsolete or decrease the attractiveness of our solutions to our customers.
If new industry standards and practices emerge, or if competitors introduce new solutions embodying new services or technologies, Encompass360 and the Ellie Mae Network technology may become obsolete. Our future success will depend on our ability to:

•	enhance our existing solutions;

•	develop and potentially license new solutions and technologies that address the needs of our prospective customers; and

•	respond to changes in industry standards and practices on a cost-effective and timely basis.
We must continue to enhance the features and functionality of Encompass360 and the Ellie Mae Network. The effective performance, reliability and availability of Encompass360 and the Ellie Mae Network infrastructure are critical to our reputation and our ability to attract and retain Encompass360 users and Ellie Mae Network participants. If we do not continue to make investments in product development and, as a result, or due to other reasons, fail to attract new and retain existing mortgage originators, lenders, investors and service providers, we may lose existing Ellie Mae Network participants, which could significantly decrease the value of the Ellie Mae Network to all participants and materially adversely affect our business.

Failure to adequately protect our intellectual property could harm our business.
The protection of our intellectual property rights, including our proprietary Encompass360 software and Ellie Mae Network technology, is crucial to the success of our business. We rely on a combination of patent, copyright, trademark and trade secret law and contractual restrictions to protect our intellectual property. Our present and future patents may provide only limited protection for our technology and may not be sufficient to provide competitive advantage to us. Furthermore, we cannot guarantee any patents will be issued to us as a result of our patent applications. We also rely in part on confidentiality and invention assignment agreements with our employees, independent contractors and consultants. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our Ellie Mae Network and Encompass360 features and functionality or obtain and use information that we consider proprietary. Enforcing our proprietary rights is difficult and may not always be effective.
We have registered “Ellie Mae” and “Encompass360” and certain of our other trademarks as trademarks in the United States. Competitors may adopt service names similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the terms Ellie Mae, Encompass360 or our other trademarks.
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
Other parties have asserted, and may in the future assert, that we have infringed their intellectual property rights. For example, on March 25, 2011, we were named a defendant in a patent infringement lawsuit filed by Industry Access Incorporated alleging that our Encompass360 loan management software system and related operations infringes a patent and on March 19, 2013 Industry Access Incorporated filed a second patent infringement lawsuit against us alleging that our products and services infringe two additional patents. See Note 7 of the Notes to Condensed Consolidated Financial Statements. In addition, we generally agree to indemnify our customers against legal claims that our software products infringe intellectual property rights of third parties and, in the event of an infringement, to modify or replace the infringing product or, if those options are not reasonably possible, to refund the cost of the software, as pro-rated over a period of years. We cannot predict whether assertions of third-party intellectual property rights or claims arising from such assertions will substantially harm our business and operating results. If we are forced to defend against any infringement claims, whether they are with or without merit or are determined in our favor, we may face costly litigation and diversion of technical and management personnel. Furthermore, an adverse outcome of a dispute may require us to: pay damages, potentially including treble damages and attorneys’ fees if the infringement were found to be willful; cease providing solutions that allegedly incorporate the intellectual property of others; expend additional development resources to redesign or re-engineer our solutions and products, if feasible; and enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies. We cannot be certain of the outcome of any litigation. Any royalty or licensing agreement, if required, may not be available to us on acceptable terms or at all. Our failure to obtain the necessary licenses or other rights could prevent the sale or distribution of some of our products and services and, therefore, could have a material adverse effect on our business.
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
The trading price of our common stock may be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in our filings with the Securities and Exchange Commission, these factors include:

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

ITEM 6—EXHIBITS

Exhibit Number	Description of Document

10.1	Ellie Mae, Inc. 2013 Senior Executive Performance Share Program

10.2	Form of Notice of Grant of and Agreement for Performance Shares for Senior Executives under the Ellie Mae, Inc. 2013 Senior Executive Performance Share Program

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
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

ELLIE MAE, INC.

Date:	May 7, 2013	By:	/s/ Edgar A. Luce
Edgar A. Luce
Executive Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized signatory)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

10.1	Ellie Mae, Inc. 2013 Senior Executive Performance Share Program

10.2	Form of Notice of Grant of and Agreement for Performance Shares for Senior Executives under the Ellie Mae, Inc. 2013 Senior Executive Performance Share Program

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
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