Form 10-Q
period 2013-06-30
ELLIE MAE INC
filed 2013-08-07
CIK 1122388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:
As of July 31, 2013:

Class	Number of Shares
Common Stock, $0.0001 par value	26,467,390

PART I—FINANCIAL INFORMATION
ITEM 1—CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Ellie Mae, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share amounts)

	June 30, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$41,726	$44,114
Short-term investments	29,253	16,243
Accounts receivable, net of allowances for doubtful accounts of $57 and $74 as of June 30, 2013 and December 31, 2012, respectively	11,460	9,753
Prepaid expenses and other current assets	3,930	2,956
Deferred tax assets	652	645
Note receivable	1,000	1,000
Total current assets	88,021	74,711
Property and equipment, net	11,880	9,494
Long-term investments	51,245	43,728
Other intangible assets, net	5,810	6,531
Goodwill	51,051	51,051
Deposits and other assets	1,398	100
Total assets	$209,405	$185,615
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$3,737	$2,039
Accrued and other current liabilities	8,365	5,777
Income taxes payable	2,030	15
Acquisition holdback, net of discount	2,990	2,948
Deferred revenue	4,625	4,896
Deferred rent	271	252
Total current liabilities	22,018	15,927
Acquisition holdback, net of current portion and discount	1,938	1,911
Other long-term liabilities	1,357	915
Total liabilities	25,313	18,753
Commitments and contingencies (Note 7)
Stockholders' equity:
Common stock, $0.0001 par value per share; 140,000,000 authorized shares, 26,437,235 and 26,058,533 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	3	3
Additional paid-in capital	194,371	184,616
Accumulated other comprehensive loss	(188)	(65)
Accumulated deficit	(10,094)	(17,692)
Total stockholders' equity	184,092	166,862
Total liabilities and stockholders' equity	$209,405	$185,615
See accompanying notes to these condensed consolidated financial statements (unaudited).

Ellie Mae, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues	$34,270	$23,569	$65,125	$44,475
Cost of revenues	8,607	5,283	16,218	10,540
Gross profit	25,663	18,286	48,907	33,935
Operating expenses:
Sales and marketing	5,167	4,232	10,070	8,232
Research and development	6,530	4,299	12,078	8,432
General and administrative	7,975	4,496	15,561	8,172
Total operating expenses	19,672	13,027	37,709	24,836
Income from operations	5,991	5,259	11,198	9,099
Other income (expense), net	151	(18)	272	(38)
Income before income taxes	6,142	5,241	11,470	9,061
Income tax provision	2,457	242	3,872	420
Net income	$3,685	$4,999	$7,598	$8,641
Net income per share of common stock:
Basic	$0.14	$0.23	$0.29	$0.40
Diluted	$0.13	$0.21	$0.27	$0.38
Weighted average common shares used in computing net income per share of common stock:
Basic	26,368,860	21,610,578	26,268,134	21,507,683
Diluted	28,281,922	23,296,653	28,182,572	22,939,744

Net income	$3,685	$4,999	$7,598	$8,641
Other comprehensive loss, net of taxes
Unrealized losses on investments	(28)	—	(123)	—
Comprehensive income	$3,657	$4,999	$7,475	$8,641

See accompanying notes to these condensed consolidated financial statements (unaudited).

Ellie Mae, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six months ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,598	$8,641
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,273	1,362
Provision for uncollectible accounts receivable	1	8
Amortization of other intangible assets	721	818
Amortization of discount related to acquisition holdback	69	109
Stock-based compensation	7,508	1,395
Loss on sale of property and equipment	—	20
Excess tax benefit from exercise of stock options	(249)	(181)
Deferred income taxes	(137)	—
Amortization of investment premium	852	—
Changes in operating assets and liabilities:
Accounts receivable	(1,708)	(1,100)
Prepaid expenses and other current assets	(549)	(1,232)
Deposits and other assets	(1,116)	—
Accounts payable	1,640	(802)
Income taxes payable	2,015	—
Accrued and other current liabilities	2,119	1,690
Deferred revenue	(252)	(412)
Deferred rent	(123)	(103)
Net cash provided by operating activities	20,662	10,213
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(3,393)	(3,845)
Proceeds from sale of property and equipment	—	10
Purchase of investments	(63,344)	(3,473)
Maturities of investments	41,842	2,486
Other investing activities, net	—	2
Net cash used in investing activities	(24,895)	(4,820)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capital lease obligations	(363)	(3)
Proceeds from issuance of common stock under stock incentive plans	1,985	1,621
Cash paid for net settlement of vested restricted stock units	(26)	—
Excess tax benefit from exercise of stock options	249	181
Net cash provided by financing activities	1,845	1,799
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,388)	7,192
CASH AND CASH EQUIVALENTS, Beginning of period	44,114	23,732
CASH AND CASH EQUIVALENTS, End of period	$41,726	$30,924
Supplemental disclosure of cash flow information:
Cash paid for interest	$156	$—
Cash paid for income taxes	$1,736	$120

Supplemental disclosure of non-cash investing and financing activities:
Fixed asset purchases not yet paid	$218	$673
Fixed assets acquired under capital lease	$1,336	$—
Deferred offering costs not yet paid	$—	$344
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
Significant Accounting Policies
Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements in our 2012 Form 10-K. There have been no significant changes to these policies except as noted below.
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
During six months ended June 30, 2013, we deferred $928 thousand of commission expense, of which $860 thousand remained on our condensed consolidated balance sheets at June 30, 2013. No amounts were deferred as of December 31, 2012.

Comprehensive Income
Comprehensive income consists of net income and other comprehensive loss. Other comprehensive loss includes certain changes in equity that are excluded from net income, specifically unrealized gains and losses on available-for-sale investments. There were no reclassifications out of accumulated other comprehensive income (“AOCI”) that affected net income during the three and six months ended June 30, 2013 and 2012.
Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board ("FASB") issued an amendment to Accounting Standards Codification Topic 220, Comprehensive Income, in Accounting Standards Update (“ASU”) 2013-02. Under ASU 2013-02, an entity must make new disclosures for changes in AOCI balances by component as well as significant items reclassified out of AOCI. We adopted ASU 2013-02 on January 1, 2013 and this adoption did not have a material impact on our consolidated financial statements.
In July 2013, the FASB issued ASU No. 2013-11, Topic 740 - Income Taxes ("ASU 2013-11") which provides guidance to improve the presentation of an unrecognized benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 is effective for fiscal year, and interim periods within those years, beginning after December 15, 2013. We intend to adopt this standard in the first fiscal quarter of the year ending December 31, 2014 and do not expect the adoption will have a significant impact on its consolidated financials.
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
The components of net income per share of common stock were as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands, except share and per share amounts)
Net income	$3,685	$4,999	$7,598	$8,641
Basic shares:
Weighted average common shares outstanding	26,368,860	21,610,578	26,268,134	21,507,683
Diluted shares:
Weighted average shares used to compute basic net income per share	26,368,860	21,610,578	26,268,134	21,507,683
Effect of potentially dilutive securities:
Employee stock options, restricted stock units, Performance Awards and ESPP shares	1,913,062	1,686,075	1,914,438	1,432,061
Weighted average shares used to compute diluted net income per share	28,281,922	23,296,653	28,182,572	22,939,744
Net income per share:
Basic	$0.14	$0.23	$0.29	$0.40
Diluted	$0.13	$0.21	$0.27	$0.38
The following potential common shares were excluded from the computation of diluted net income per share, as their effect would have been anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Employee stock options and awards	876,237	144,700	613,679	641,002
Performance-based awards are included in the diluted shares outstanding for each period if the established performance criteria have been met at the end of the respective periods. However, if none of the required performance criteria have been met for such awards, we include the number of shares that would be issuable if the end of the reporting period were the end of the contingency period. Accordingly, in addition to the employee stock options and awards noted above, 192,100 and 583,333 shares underlying Performance Awards have been excluded from the dilutive shares outstanding for each of the three and six months ended June 30, 2013 and 2012, respectively.
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
The following tables set forth by level within the fair value hierarchy our financial assets that were accounted for at fair value on a recurring basis, according to the valuation techniques we used to determine their values:

	Fair value at	Fair value measurements using inputs considered as
	June 30, 2013	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$21,812	$21,812	$—	$—
Certificates of deposit	13,183	—	13,183	—
Corporate notes and obligations	31,319	—	31,319	—
Municipal obligations	3,324	—	3,324	—
U.S. government and government agency obligations	34,672	11,175	23,497	—
	$104,310	$32,987	$71,323	$—

	Fair value at	Fair value measurements using inputs considered as
	December 31, 2012	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$36,453	$36,453	$—	$—
Corporate notes and obligations	39,148	—	39,148	—
Municipal obligations	6,230	—	6,230	—
U.S. government and government agency obligations	15,048	4,711	10,337	—
	$96,879	$41,164	$55,715	$—
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

As of June 30, 2013 and December 31, 2012, we did not have any assets or liabilities that were valued using Level 3 inputs. For the three and six months ended June 30, 2013 and 2012, there were no transfers of financial instruments among Level 1, Level 2 or Level 3 classifications.

The carrying amounts and estimated fair value of cash and cash equivalents and both short and long-term investments consisted of the following:

	June 30, 2013
	Amortized cost	Unrealized gains (losses)	Carrying or fair value
	(in thousands)
Cash and cash equivalents:
Cash	$17,914	$—	$17,914
Money market funds	21,812	—	21,812
U.S. government notes	2,000	—	2,000
	$41,726	$—	$41,726
Short-term investments:
Certificates of deposit	$2,695	$(6)	$2,689
Corporate notes and obligations	14,389	(10)	14,379
Municipal obligations	1,719	1	1,720
U.S. government notes	2,020	2	2,022
U.S. government agency securities	8,441	2	8,443
	$29,264	$(11)	$29,253
Long-term investments:
Certificates of deposit	$10,535	$(41)	$10,494
Corporate notes and obligations	17,001	(61)	16,940
Municipal obligations	1,610	(7)	1,603
U.S. government notes	7,172	(20)	7,152
U.S. government agency securities	15,104	(48)	15,056
	$51,422	$(177)	$51,245

	December 31, 2012
	Amortized cost	Unrealized gains (losses)	Carrying or fair value
	(in thousands)
Cash and cash equivalents:
Cash	$7,206	$—	$7,206
Money market funds	36,453	—	36,453
Corporate notes and obligations	455	—	455
	$44,114	$—	$44,114
Short-term investments:
Corporate notes and obligations	$10,292	$(5)	$10,287
Municipal obligations	2,829	(6)	2,823
U.S. government agency securities	3,132	1	3,133
	$16,253	$(10)	$16,243
Long-term investments:
Corporate notes and obligations	$28,462	$(56)	$28,406
Municipal obligations	3,412	(5)	3,407
U.S. government notes	4,710	1	4,711
U.S. government agency securities	7,199	5	7,204
	$43,783	$(55)	$43,728

The following table summarizes the maturities of our investments at June 30, 2013:

Carrying or fair value
(in thousands)
Remainder of 2013	$7,041
2014	32,579
2015	32,467
2016	8,411
Total	$80,498
Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.
NOTE 5— Goodwill and Other Intangible Assets
There were no changes in the carrying value of goodwill during the three and six months ended June 30, 2013.
Other intangible assets, net, consisted of the following:

	June 30, 2013
	Gross carrying amount	Accumulated amortization	Net intangibles	Weighted Average Remaining Useful Life
	(in thousands)			(in years)
Developed technology	$1,874	$(1,335)	$539	1.7
Trade names	260	(158)	102	1.5
Customer lists and contracts	7,300	(2,131)	5,169	5.6
	$9,434	$(3,624)	$5,810	5.1

	December 31, 2012
	Gross carrying amount	Accumulated amortization	Net intangibles	Weighted Average Remaining Useful Life
	(in thousands)			(in years)
Developed technology	$1,874	$(1,170)	$704	2.2
Trade names	260	(124)	136	2.0
Customer lists and contracts	7,300	(1,609)	5,691	6.0
	$9,434	$(2,903)	$6,531	5.5
Amortization expense associated with other intangible assets was $0.4 million and $0.7 million for the three and six months ended June 30, 2013, respectively, and $0.4 million and $0.8 million for the three and six months ended June 30, 2012. There was no impairment of intangible assets during the three and six months ended June 30, 2013 and 2012.

Minimum future amortization expense for other intangible assets at June 30, 2013 was as follows:

Amortization
(in thousands)
Remainder of fiscal 2013	$721
2014	1,405
2015	1,033
2016	928
2017	928
2018	266
Thereafter	529
$5,810
NOTE 6—Income Taxes
We compute our interim provision for income taxes by applying the estimated annual effective tax rate to the year-to-date income from recurring operations and adjust the provision for discrete tax items recorded in the period. We evaluate our effective income tax rate on a quarterly basis and update our estimated annual effective income tax rate as necessary. The estimated annual effective tax rate for the six months ended June 30, 2013 and 2012 was 40.0% and 4.6%, respectively.
The difference between the federal statutory rate of 35% and our estimated annual effective tax rate for the six months ended June 30, 2013 was primarily due to our blended state income tax rate and the Section 162(m) limitation on the tax deduction for the annual compensation paid to our chief executive officer and the three other most highly paid executive officers, not including the chief financial officer (collectively the "Covered Employees"). The tax provision for six months ended June 30, 2013 includes a discrete benefit item of $0.5 million related to 2012 federal research and development tax credit that were retroactively reinstated by Congress in 2013.
Our tax positions are subject to income tax audits by multiple tax jurisdictions. We account for uncertain tax provisions and we have a policy to classify accrued interest and penalties associated with uncertain tax positions together with the related liability, and the expenses incurred related to such accruals are included in the provision for income taxes. We believe that we have provided adequate reserves for our unrecognized tax benefits and associated penalties and interest, if applicable, for all tax years still open for assessment.
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
Legal Proceedings
On March 25, 2011, Industry Access Incorporated (“Industry Access”) filed a patent infringement lawsuit against us and another defendant in the U.S. District Court for the Central District of California. The complaint alleges, among other things, that certain aspects of our Encompass360 loan management software system and related operations infringe a single patent, and seeks declaratory relief and unspecified damages from the defendants, including enhanced damages for willful infringement and reasonable attorneys’ fees. On June, 24, 2011, the Court issued an order requiring plaintiff to serve the complaint on all defendants within three days of the order. On June 28, 2011, plaintiff served us with the complaint and we filed its answer on August 5, 2011 denying all material allegations of the complaint. On November 18, 2011 the other defendant filed with the United States Patent and Trademark Office (the “PTO”) a request for ex parte reexamination of Industry Access’ US Patent No 7,769,681, which the PTO granted on February 14, 2012. On December 15, 2011, we filed a motion to stay the litigation pending the reexamination, which the Court granted on February 28, 2012. On October 9, 2012, the PTO issued the reexamination certificate. The Court granted a motion to dismiss the other defendant from this action on April 7, 2013 and lifted the stay on April 11, 2013.  The parties are in the claims construction phase of the litigation with a claim construction hearing to be scheduled. The trial is scheduled for August 2014.
On March 19, 2013, Industry Access filed a second patent infringement lawsuit against us in the U.S. District Court for the Central District of California.  The complaint alleges, among other things, that our Encompass360 loan management software system, including the Encompass software, the Ellie Mae Network, Encompass Originator, Encompass Compliance Service, Encompass CenterWise, Encompass Electronic Document Management, Encompass Docs Solution and Encompass Product and Pricing Service, infringes U.S. Patent Nos.  8,117,120 and 8,145,563, which are continuations of U.S. Patent No. 7,769,681, asserted in the lawsuit described above.  Plaintiff is seeking unspecified damages.  On June 12, 2013, we filed a motion to dismiss or, in the alternative, to transfer this case to the Northern District of California. A hearing on these motions and a case management conference are both scheduled for September 16, 2013.
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
Total stock-based compensation expense recognized consisted of:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Cost of revenues	$171	$59	$270	$90
Sales and marketing	250	100	387	170
Research and development	943	252	1,628	384
General and administrative	2,771	467	5,223	751
	$4,135	$878	$7,508	$1,395
Capitalized stock-based compensation for the three and six months ended June 30, 2013 and 2012 was not significant.
2009 Stock Option and Incentive Plan and 2011 Equity Incentive Award Plan
Stock Options
The following table summarizes our stock option activity under the 2009 Plan and 2011 Plan:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at January 1, 2013	3,461,255	$7.19
Granted	717,952	$22.87
Exercised	(318,898)	$3.27
Forfeited or expired	(73,780)	$17.24
Outstanding at June 30, 2013	3,786,529	$10.30	7.46	$49,163
Ending vested and expected to vest at June 30, 2013	3,692,151	$10.10	7.41	$48,631
Exercisable at June 30, 2013	1,890,826	$5.65	6.03	$32,957
There were no grants under the 2009 plan during the six months ended June 30, 2013 and 2012.
Intrinsic value of an option is the difference between the fair value of our common stock at the time of exercise and the exercise price to be paid. The aggregate intrinsic value for options outstanding at June 30, 2013 in the table above represents the total intrinsic value, based on our closing stock price of $23.08 as of June 30, 2013, which would have been received by option holders had all option holders exercised their in-the-money options as of that date. Options outstanding that are expected to vest are net of estimated future option forfeitures.

Following is additional information pertaining to our stock option activity:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands, except per option amounts)
Weighted average fair value per option granted	$11.62	$7.97	$11.23	$5.82
Grant-date fair value of options vested	$945	$423	$1,972	$696
Intrinsic value of options exercised	$3,035	$450	$6,393	$2,558
Proceeds received from options exercised	$616	$115	$1,043	$1,274
As of June 30, 2013, total unrecognized stock-based compensation expense related to unvested stock options, adjusted for estimated forfeitures, was $12.8 million and is expected to be recognized over a weighted average period of 2.7 years.
Restricted Stock Units and Performance Awards
On August 2012, the Company granted 147,000 Performance Awards to designated participants under the 2011 Plan. A Performance Award represents the right to receive up to 4 shares of our common stock upon achievement of certain performance goals during the performance period of July 1, 2012 through June 30, 2013. Shares of common stock earned, if any, under the Performance Awards will be issued in the third quarter of 2013 after our level of achievement of the performance goals has been determined (the "Determination Date"), with 25% of the shares being immediately vested and the remaining shares vesting 25% on each of the first three anniversaries of the Determination Date, subject to continuous employment of the participant through such dates. At June 30, 2013, the performance goals were achieved and each Performance Award will convert to 4 shares of our stock.
In February 2013, we granted 113,000 Performance Awards to designated participants under the 2011 Plan. These Performance Awards represent the right to receive up to 2.5 shares of our common stock upon achievement of certain performance goals during the performance period of January 1, 2013 through December 31, 2013. Shares of common stock earned, if any, under the Performance Awards will be issued in the first quarter of 2014 after we determine our level of achievement of the performance goals (the “2013 Award Determination Date”), with 25% of the shares being immediately vested and the remaining shares vesting with respect to 25% of the shares on each of the first three anniversaries of the 2013 Award Determination Date, subject to continuous employment of each participant through such dates. At June 30, 2013, we expect the performance goals will be achieved so that each Performance Award will convert to 1.7 shares of our common stock. No forfeitures are expected.
The following table summarizes our RSU and Performance Award activity:

	RSUs		Performance Awards
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Outstanding at January 1, 2013	40,625	$8.90	588,000	$25.79
Granted	234,967	24.39	192,100	19.60
Released	(6,250)	8.90	—	—
Forfeited or expired	(2,830)	24.39	—	—
Outstanding at June 30, 2013	266,512	$22.39	780,100	$24.40
Ending vested and expected to vest at June 30, 2013	242,541		780,100
RSUs that are expected to vest are net of estimated future forfeitures. RSUs released during the six months ended June 30, 2013 had an intrinsic value of $0.1 million and a grant-date fair value of $56,000. There were no RSUs released during the six months ended June 30, 2012. The number of RSUs released includes shares that we withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements. There were 2,830 RSUs or Performance Awards forfeited or expired during the three and six months ended June 30, 2013.
As of June 30, 2013, total unrecognized compensation expense related to unvested RSUs and Performance Awards was $15.9 million and is expected to be recognized over a weighted average period of 2.8 years.
Employee Stock Purchase Plan

For the three and six months ended June 30, 2013 and 2012, employees purchased 54,728 shares and 60,254 shares, respectively under the ESPP for a total of $0.9 million and $0.3 million, respectively. As of June 30, 2013, unrecognized compensation expense related to the current ESPP period which ends on August 30, 2013 is $0.1 million and is expected to be recognized over two months.
Valuation Information
The fair value of stock options and stock purchase rights granted under the 2009 Plan, the 2011 Plan and the ESPP were estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Stock option plans:
Risk-free interest rate	0.96%	0.90%	0.96%	1.03%
Expected life of options (in years)	5.92	5.72	5.97	5.95
Expected dividend yield	—%	—%	—%	—%
Volatility	52%	57%	52%	56%
Employee Stock Purchase Plan:
Risk-free interest rate	0.13%	0.15%	0.13%	0.15%
Expected life of options (in years)	0.50	0.50	0.50	0.50
Expected dividend yield	—%	—%	—%	—%
Volatility	37%	47%	37%	47%
Stock-based compensation expense during the three and six months ended June 30, 2013 and 2012 was recorded net of estimated forfeiture rates of 4.4% and 4.1%, respectively.
Common Stock
The following numbers of shares of common stock were reserved and available for future issuance at June 30, 2013:

Reserved Shares
Options and awards outstanding under stock incentive plans	4,833,141
Shares available for future grant under the stock incentive plan	2,122,290
Shares available under the Employee Stock Purchase Plan	906,934
Total	7,862,365
In January 2013, 260,585 and 1,302,926 additional shares were reserved under the ESPP and the 2011 Plan, respectively, pursuant to the automatic increase provision in each respective plan.
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
We are organized primarily on the basis of service lines. Supplemental disclosure of revenues by type is as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
On-demand revenues	$31,130	$20,400	$58,721	$38,155
On-premise revenues	3,140	3,169	6,404	6,320
	$34,270	$23,569	$65,125	$44,475

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
As of June 30, 2013, the Ellie Mae Network electronically connects the approximately 89,000 mortgage professionals using Encompass360 to the broad array of mortgage lenders, investors and third-party service providers integral to the origination and funding of residential mortgages. During the mortgage origination process, mortgage originators may order various services through the Ellie Mae Network, including credit reports, product eligibility and pricing, automated underwriting, secure data transmission to and from lenders and investors, appraisals, title reports, insurance, flood certifications, compliance review, fraud detection, document preparation and verification of income, identity and employment.
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
Our revenues consist of on-demand and on-premise revenues. On-demand revenues are generated primarily from software subscriptions we host that customers access through the Internet, including customers who pay fees based on the number of loans they fund, or success basis, subject to monthly base fees, which we refer to as Success-Based Pricing. On-demand revenues also include software services that are sold transactionally as well as Ellie Mae Network transaction fees paid by lender-investors, service providers and certain government-sponsored entities participating on the Ellie Mae Network. On-premise revenues are typically generated from customer-hosted software licenses and related implementations, training and maintenance services. For further discussion of the sources of our revenue and our revenue recognition policy, please see "Critical Accounting Policies and Estimates" in Part I, Item 7 of our 2012 Form 10-K.
Our on-demand revenues generally track the seasonality of the residential mortgage industry, typically, but not always, with increased activity in the second and third quarters and reduced activity in the first and fourth quarters as home buyers tend to purchase their homes during the spring and summer in order to move to a new home before the start of the school year. Approximately 50% of our revenue historically has been sensitive to factors that impact mortgage volumes, such as interest rate fluctuations, home sale activity and general economic conditions. Increases in mortgage interest rates could reduce the volume of new mortgages originated and, in particular, the volume of mortgage refinancings. For example, in the last two months of the second quarter of 2013, mortgage interest rates increased by approximately one percentage point, which impacted the number of transactions completed over the Ellie Mae Network as the number of mortgage applications decreased.
We are investing aggressively in initiatives that we believe will help us continue to grow our business and improve our products and services. During the second quarter of 2013, we accelerated our investment in our sales and client services capabilities, as well as in technology infrastructure to support our user seat additions and overall business growth. These investments included expanding our talent across the organization by hiring additional personnel especially for our client services and implementation teams, building out new office facilities and upgrading our telephony system.
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
We are also focusing on increasing use of our Ellie Mae Network offerings and our other services, which were introduced from late 2009 through late 2011. These offerings include our TQL initiative, Encompass Compliance Services, Encompass Product and Pricing Services and Encompass Docs Solution. At June 30, 2013 and 2012, Encompass360 users employed the Ellie Mae Network to process on average approximately six and five transactions per loan file, respectively. By continuing to enhance our service offerings and encouraging providers of settlement services to deliver their services electronically through the Ellie Mae

Network, we will continue to build value for Ellie Mae Network participants while increasing the number of transactions for which the Ellie Mae Network is used.
Increased quality standards imposed by regulators, lenders and investors. Encompass360 is designed to automate and streamline the process of originating mortgages to, among other things, satisfy increased quality requirements of investors. Relevant features of Encompass360 include enabling customers' management to impose processing rules and formats, providing milestone and process reminders, automated population of forms with accurate data, and accurate and automated transmission of loan files and data from originators to investors and lenders. Our TQL initiative is designed to further enhance the quality, compliance and saleability of loans that are originated through Encompass360, and at June 30, 2013, we had two TQL investor customers. TQL is intended to reduce the opportunities for errors in the process of transferring information from originator to investor and give investors confidence in the accuracy and regulatory compliance of the information that is underlying loan files.
Increased regulation affecting lenders and investors. Regulatory reforms have significantly increased the complexity and importance of regulatory compliance. We devote considerable resources to continually upgrading software to help customers address regulatory changes. We offer Encompass Compliance Service, which automatically checks loan files for compliance with the myriad of federal, state and local regulations and alerts users to possible violations of these regulations. In addition, we have a staff of attorneys and work with compliance experts who help assure that documents prepared using our software and the processes recommended by the Encompass360 workflow comply with applicable rules and regulations. We believe we are well position to help our customers with additional regulations from the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, that will be effective in January 2014.
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

The following table shows these operating metrics as of and for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues (in thousands):
Total revenues	$34,270	$23,569	$65,125	$44,475
Total SaaS Encompass360 revenues	$18,608	$10,713	$35,090	$19,091
Users at end of period:
Active Encompass360 users	88,688	62,487	88,688	62,487
Active SaaS Encompass360 users	55,952	32,114	55,952	32,114
Active SaaS Encompass360 users as a percentage of active Encompass360 users	63%	51%	63%	51%
Average users during period:
Active Encompass360 users	86,045	61,394	82,144	59,167
Active SaaS Encompass360 users	53,376	31,171	49,622	29,349
Active SaaS Encompass360 users as a percentage of active Encompass360 users	62%	51%	60%	50%
Revenue per average user during period:
Revenue per average active Encompass360 user	398	384	793	752
SaaS Encompass360 revenue per average active SaaS Encompass360 user	349	344	707	650
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
Our cost of revenues consists primarily of: salaries and benefits, including stock-based compensation; royalty expenses for document preparation, income verification and compliance services; customer support; data centers; depreciation on computer equipment used in supporting our hosted software solutions; amortization of acquired intangible assets; professional services associated with implementation of our software; and allocated facilities costs. We expect that our cost of revenues will continue to increase in absolute dollars as our revenues increase, as we make additional investments in our technology infrastructure and as we continue to hire additional personnel in our SaaS operations, professional services and customer support departments to support new customers and new service offerings.
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
General and Administrative
Our general and administrative expenses consist primarily of: salaries and benefits, including bonuses and stock-based compensation, for employees involved in finance, accounting, human resources, administrative and legal roles; consulting, legal, accounting and other professional services by third-party providers; and allocated facilities costs. We expect general and administrative expenses in 2013 to exceed those in 2012 both in absolute dollars and as a percentage of revenues with a significant increase related to greater amounts of stock-based compensation expense relating to awards granted to attract and retain employees as well as increases in headcount and facilities to support the continued growth of our business.
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
There have been no other material changes during the three and six months ended June 30, 2013 to our critical accounting policies and estimates previously disclosed in our 2012 Form 10-K.
Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Revenues	$34,270	$23,569	$65,125	$44,475
Cost of revenues (1)	8,607	5,283	16,218	10,540
Gross profit	25,663	18,286	48,907	33,935
Operating expenses:
Sales and marketing (1)	5,167	4,232	10,070	8,232
Research and development (1)	6,530	4,299	12,078	8,432
General and administrative (1)	7,975	4,496	15,561	8,172
Total operating expenses	19,672	13,027	37,709	24,836
Income from operations	5,991	5,259	11,198	9,099
Other income (expense), net	151	(18)	272	(38)
Income before income taxes	6,142	5,241	11,470	9,061
Income tax provision	2,457	242	3,872	420
Net income	$3,685	$4,999	$7,598	$8,641
________
(1) Stock-based compensation included in the above line items:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Cost of revenues	$171	$59	$270	$90
Sales and marketing	250	100	387	170
Research and development	943	252	1,628	384
General and administrative	2,771	467	5,223	751
	$4,135	$878	$7,508	$1,395

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
			(as a percent of revenues)
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	25.1	22.4	24.9	23.7
Gross margin	74.9	77.6	75.1	76.3
Operating expenses:
Sales and marketing	15.1	18.0	15.5	18.5
Research and development	19.1	18.2	18.5	19.0
General and administrative	23.3	19.1	23.9	18.4
Total operating expenses	57.5	55.3	57.9	55.9
Income from operations	17.4	22.3	17.2	20.4
Other income (expense), net	0.4	(0.1)	0.4	(0.1)
Income before income taxes	17.8	22.2	17.6	20.3
Income tax provision	7.2	1.0	5.9	0.9
Net income	10.6%	21.2%	11.7%	19.4%
Comparison of the Three and Six Months Ended June 30, 2013 and 2012
Revenues
The following table sets forth our revenues by type for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)
Revenue by type:
On-demand	$31,130	$20,400	$58,721	$38,155
On-premise	3,140	3,169	6,404	6,320
Total	$34,270	$23,569	$65,125	$44,475

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenue by type:
On-demand	90.8%	86.6%	90.2%	85.8%
On-premise	9.2%	13.4%	9.8%	14.2%
Total	100.0%	100.0%	100.0%	100.0%
Total revenues increased $10.7 million, or 45.4%, for the three months ended June 30, 2013 as compared to the same period of 2012 primarily due to a $10.7 million increase in on-demand revenues. The increase in on-demand revenues consisted primarily of a $7.5 million increase in SaaS Encompass360 revenue resulting from the addition of new SaaS Encompass360 users and upgrades of existing customers to our SaaS platform resulting from our continued marketing focus on our Success-Based Pricing model. On-demand revenues also increased due to a $0.4 million increase in revenue from the hosting of our other, non Success-Based Pricing, SaaS Encompass360 users. The number of average active SaaS Encompass360 users increased by 71.2% from June 30, 2012 to June 30, 2013 due to the addition of new customers as well as the transition of on-premise licensed users to our SaaS Encompass360 Success-Based Pricing offering. SaaS Encompass360 revenue per average active SaaS user increased by 1.5% for the three months ended June 30, 2013 compared to the same period of 2012 due to an increase in the number of closed loans per active SaaS user as well as the continued movement of users to our Success-Based Pricing model, which offers higher revenue per user compared to our traditional license model. On-demand revenues also increased due to continued adoption of new product offerings. Revenues from our TQL initiative, which was introduced during the fourth quarter of 2011, increased by $1.0 million for the three months ended June 30, 2013 compared to the same period of 2012. Revenues from our tax transcript services, which we began offering in the first quarter of 2011, increased by $0.3 million for the three months ended June 30, 2013 compared to same period of 2012. Other on-demand revenues increased due to a $0.8 million increase in vendor transaction revenues due to increased network usage and a greater number of users.

Total revenues increased $20.7 million, or 46.4%, for the six months ended June 30, 2013 as compared to the same period of 2012 primarily due to a $20.6 million increase in on-demand revenues. The increase in on-demand revenues consisted primarily of a $15.3 million increase in SaaS Encompass360 revenue resulting from the addition of new SaaS Encompass360 users and upgrades of existing customers to our SaaS platform resulting from our continued marketing focus on our Success-Based Pricing model. On-demand revenues also increased due to a $0.7 million increase in revenue from the hosting of our other non Success-Based Pricing, SaaS Encompass360 users. The number of average active SaaS Encompass360 users increased by 69.1% from June 30, 2012 to June 30, 2013 due to the addition of new customers as well as the transition of on-premise licensed users to our SaaS Encompass360 Success-Based Pricing offering. SaaS Encompass360 revenue per average active SaaS user increased by 8.8% for the six months ended June 30, 2013 compared to the same period of 2012 due to an increase in the number of closed loans per active SaaS user as well as the continued movement of users to our Success-Based Pricing model, which offers higher revenue per user compared to our traditional license model. On-demand revenues also increased due to continued adoption of new product offerings. Revenues from our TQL initiative increased by $1.7 million for the six months ended June 30, 2013 compared to the same period of 2012. Revenues from our tax transcript services increased by $0.6 million and our appraisal and title services increased by $0.5 million for the six months ended June 30, 2013 compared to same period of 2012. Other on-demand revenues increased due to a $0.5 million increase in compliance services due to increased usage by our customers as well as a greater number of users and a $0.9 million increase in vendor transaction revenues due to increased network usage and a greater number of users.
Gross Profit

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)
Gross profit	$25,663	$18,286	$48,907	$33,935
Gross margin	74.9%	77.6%	75.1%	76.3%
Gross profit increased by $7.4 million and gross margin percentage decreased by 2.7 percentage points for the three months ended June 30, 2013 as compared to the same period of 2012 as revenues increased by $10.7 million and cost of revenues increased by $3.3 million. Cost of revenues increased primarily due to a $1.1 million increase in salaries and employee benefits reflecting an increase in implementation, professional services and customer support headcount, a $1.0 million increase in third-party royalty expenses to support the increased revenues, a $0.3 million increase in depreciation expense due to property and equipment additions for our data center These increases in both fixed and variable costs resulted in a decrease in the gross margin percentage during the period.
Gross profit increased by $15.0 million and gross margin percentage decreased by 1.2 percentage points for the six months ended June 30, 2013 as compared to the same period of 2012 as revenues increased by $20.7 million and cost of revenues increased by $5.7 million. Cost of revenues increased primarily due to a $2.0 million increase in salaries and employee benefits reflecting an increase in implementation, professional services and customer support headcount, a $1.6 million increase in third-party royalty expenses to support the increased revenues, a $0.8 million increase in depreciation expense due to property and equipment additions for our data center and a $0.4 million increase in the use of temporary contractors for project management and product testing. These increases in both fixed and variable costs resulted in a decrease in the gross margin percentage during the period.
Sales and Marketing

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)
Sales and marketing	$5,167	$4,232	$10,070	$8,232
Sales and marketing as % of revenues	15.1%	18.0%	15.5%	18.5%
Sales and marketing expenses increased by $0.9 million, or 22.1%, for the three months ended June 30, 2013 as compared to the same period of 2012. This increase was primarily due to a $0.5 million increase in salaries and employee benefits, as well as a $0.1 million increase in stock-based compensation expense, both reflecting an increase in headcount as we have grown our sales department in order to address anticipated demand for our software solutions.
Sales and marketing expenses increased by $1.8 million, or 22.3%, for the six months ended June 30, 2013 as compared to the same period of 2012. This increase was primarily due to a $0.8 million increase in salaries and employee benefits, as well as a $0.2 million increase in stock-based compensation expense, both reflecting an increase in headcount as we have grown our sales department in order to address anticipated demand for our software solutions. This increase is also due to a $0.1 million increase in commissions commensurate with the increase in revenues and a $0.4 million increase due to the increased level of events and other marketing activities as compared to the prior-year period.
Research and Development

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)
Research and development	$6,530	$4,299	$12,078	$8,432
Research and development as % of revenues	19.1%	18.2%	18.5%	19.0%
Research and development expenses increased by $2.2 million, or 51.9%, in the three months ended June 30, 2013 compared to the same period of 2012. The increase was primarily due to a $1.3 million increase in salaries and employee benefits reflecting an increase in headcount and a $0.7 million increase in stock-based compensation expense primarily resulting from performance share awards, or Performance Awards, granted to certain executives during the third quarter of 2012 and the first quarter of 2013 and stock option and restricted stock unit, or RSUs, grants made to new and existing employees.
Research and development expenses increased by $3.6 million, or 43.2%, in the six months ended June 30, 2013 compared to the same period of 2012. The increase was primarily due to a $2.0 million increase in salaries and employee benefits reflecting an increase in headcount, a $1.3 million increase in stock-based compensation expense primarily resulting from Performance Awards granted to certain executives during the third quarter of 2012 and the first quarter of 2013 and stock option and RSUs grants made to new and existing employees and a $0.6 million increase in the use of consultants. These increases were offset by a $0.4 million decrease due to the capitalization of software development costs.
General and Administrative

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)
General and administrative	$7,975	$4,496	$15,561	$8,172
General and administrative as % of revenues	23.3%	19.1%	23.9%	18.4%
General and administrative expenses increased by $3.5 million, or 77.4%, in the three months ended June 30, 2013 as compared to the same period of 2012. This increase was primarily due to a $2.3 million increase in stock-based compensation expense primarily resulting from Performance Awards granted to certain executives during the third quarter of 2012 and the first quarter of 2013 and stock option and RSUs grants made to new and existing employees, a $0.6 million increase in the use of consultants and temporary contractors for infrastructure and compliance projects and a $0.3 million increase in hardware and software expenses associated with infrastructure upgrades.
General and administrative expenses increased by $7.4 million, or 90.4%, in the six months ended June 30, 2013 as compared to the same period of 2012. This increase was primarily due to a $4.5 million increase in stock-based compensation expense primarily resulting from Performance Awards granted to certain executives during the third quarter of 2012 and the first quarter of 2013 and stock option and RSUs grants made to new and existing employees, a $1.2 million increase in the use of consultants and temporary contractors for infrastructure and compliance projects, a $0.5 million increase in salaries and employee benefits reflecting an increase in headcount and a $0.7 million increase in hardware and software expenses associated with infrastructure upgrades.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income earned on investments, cash accounts and notes receivable, offset by investment premium amortization, imputed interest expense related to the DMD acquisition holdback payments and interest expense paid on equipment and software leases. The amounts were not significant in the three and six months ended June 30, 2013 and 2012.

Income Taxes
The provision for income taxes was $2.5 million and $0.2 million for the three months ended June 30, 2013 and 2012, respectively, and $3.9 million and $0.4 million for the six months ended June 30, 2013, respectively. The increase in the income tax provision was primarily driven by the application of U.S. federal and state statutory tax rates as we no longer had a valuation allowance on our deferred tax assets. That increase was partially offset by a tax benefit related to the reinstatement of the U.S. federal R&D tax credit during the first quarter of 2013.
Liquidity and Capital Resources
As of June 30, 2013, we had cash, cash equivalents and short-term investments of $71.0 million and long-term investments of $51.2 million. Cash and cash equivalents consist of cash and money market accounts. Both short and long-term investments consist of corporate bonds and obligations, certificates of deposit, municipal obligations, U.S. government notes and U.S. government agency securities.
We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund capital expenditures, operating expenses and other cash requirements for at least the next 12 months. We may enter into acquisitions in the future, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
The following table sets forth our statement of cash flows data for the periods presented:

	Six months ended June 30,		Net
	2013	2012	Change
	(in thousands)
Net cash provided by operating activities	$20,662	$10,213	$10,449
Net cash used in investing activities	(24,895)	(4,820)	(20,075)
Net cash provided by financing activities	1,845	1,799	46
Net (decrease) increase in cash and cash equivalents	$(2,388)	$7,192	$(9,580)
Operating Activities
Cash provided by operating activities increased by $10.4 million from $10.2 million in 2012 to $20.7 million in 2013. Consistent with prior periods, cash provided by operating activities has historically been affected by net income adjusted for add-backs of non-cash expense items. Specifically, stock-based compensation expense increased by $6.1 million for the six months ended June 30, 2013 as compared to the same period of 2012. This increase resulted from Performance Awards granted to certain executives during the third quarter of 2012 and the first quarter of 2013 and new stock option and RSUs grants made to new and existing employees, offset in part by reductions from fully vested, fully amortized stock options, which no longer impact expense in 2013. Depreciation expense increased by $0.9 million primarily due to purchases of property and equipment for our data centers.
Cash provided by operating activities is also affected by changes in operating assets and liabilities, which resulted in a net increase of $2.0 million to operating cash flows in the six months ended June 30, 2013 as compared to the same period in 2012. Our net accounts receivable balance fluctuates from period to period, depending on the timing of sales and billing activity, cash collections and changes to our allowance for doubtful accounts. The change in prepaid expenses was primarily due to the timing of the payment for computer software licenses. The change in deposits and other assets was due to deferred commission expenses which started in 2013 and timing of the payment for software licenses. The change in accounts payable and accrued and other liabilities was due to the timing of additional liabilities and payments in general, and does not reflect any significant change in the nature of accrued liabilities. In addition, income taxes payable increased because we no longer had a valuation allowance on our deferred tax assets in 2013.
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
Cash used in investing activities of $24.9 million for the six months ended June 30, 2013 was primarily the result of $21.5 million in net purchases of investments and $3.4 million for purchases of property and equipment mainly for networking equipment and capitalized internal-use software development costs.
Cash used in investing activities of $4.8 million for the six months ended June 30, 2012 was the result of $1.0 million in net purchases of short-term investments and $3.8 million for purchases of property and equipment mainly for our data center.

Financing Activities
Financing activities have consisted primarily of cash provided from the exercise of stock options as well as the effect of the increase in the excess tax benefit from exercise of stock options.
Cash provided by financing activities of $1.8 million for the six months ended June 30, 2013 consisted primarily of proceeds from the exercise of stock options of $2.0 million and an increase in the excess tax benefit from exercise of stock options of $0.2 million offset by payments on capital leases of $0.4 million.
Cash provided by financing activities of $1.8 million for the six months ended June 30, 2012 consisted primarily of proceeds from the exercise of stock options of $1.6 million.
Off Balance Sheet Arrangements
As of June 30, 2013, we had no off-balance sheet arrangements and operating leases were the only financing arrangements not reported on our consolidated financial statements.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We believe that there have been no significant changes in our market risk exposures for the three and six months ended June 30, 2013, as compared with those discussed in our 2012 Form 10-K.
ITEM 4—CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
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
Our success will also depend, to a large extent, on the willingness of mortgage lenders to accept the SaaS model for delivering software applications that they view as critical to the success of their business. The SaaS market for the residential mortgage industry is not as mature as the market for on-premise enterprise software, and it is uncertain whether SaaS will achieve and sustain high levels of customer demand and market acceptance. Our success will substantially depend on the widespread adoption of the SaaS model. Many enterprises have invested significant personnel and financial resources to integrate traditional enterprise software into their businesses, and therefore may be reluctant or unwilling to migrate to a SaaS offering. It is difficult to predict customer adoption rates and demand for our services, the future growth rate and size of the SaaS market or the entry of competitive applications. The expansion of the SaaS market depends on a number of factors, including the cost, performance and perceived value associated with SaaS offerings, as well as the ability of SaaS companies to address security and privacy concerns. If other SaaS providers experience security incidents, loss of customer data, disruptions in delivery or other problems, the market for SaaS applications as a whole, including our own products and services, may be negatively affected. If there is a reduction in demand for SaaS caused by a lack of customer acceptance, technological challenges, weakening economic conditions, security or privacy concerns, competing technologies and products, decreases in corporate spending or otherwise, it could result in decreased revenues and our business could be adversely affected.
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
The satisfactory performance, reliability and availability of SaaS Encompass360, the Ellie Mae Network, our website, our services, including our Encompass Compliance Service, and our network infrastructure are critical to our reputation and our ability to attract and retain Ellie Mae Network participants and Encompass360 users. Because our service is complex and incorporates a variety of hardware and proprietary and third-party software, our service may have errors or defects that could result in unanticipated downtime for our subscribers. Internet-based services frequently contain undetected errors when first introduced or when new versions or enhancements are released. We have from time to time found defects in our service and new errors in our service may be detected in the future. In addition, our customers may use our service in unanticipated ways that may cause a disruption in service for other customers attempting to access their data. Since our customers use our service for important aspects of their business, any errors, defects, disruptions in service or other performance problems could result in negative publicity, damage our reputation and brand, reduce our revenue, cause us to issue credits, negatively impact our ability to run our business, hinder our ability to enroll new customers and cause us to lose current customers, all of which could harm our business and operating results.
We have experienced and may in the future continue to experience temporary system interruptions, either to the Ellie Mae Network or to SaaS Encompass360 hosting locations, for a variety of reasons, including network failures, power failures, software errors, problems with Encompass360 and other third-party firmware updates, as well as an overwhelming number of Ellie Mae Network participants and Encompass360 users trying to access our network during periods of strong demand. In addition, our two primary data centers, located in Santa Clara, California and Chicago, Illinois, are hosted by a third-party service provider over which we have little control. We depend on this third-party service provider to provide continuous and uninterrupted access to the Ellie Mae Network and SaaS Encompass360. If for any reason our relationship with this third party were to end, it would require a significant amount of time to transition the hosting of our data centers to a new third-party service provider. Since we are dependent on third parties for the implementation and maintenance of certain aspects of our systems and because some of the causes of system interruptions may be outside of our control, we may not be able to remedy such interruptions in a timely manner, if at all.
Our failure to protect the confidential information of our Encompass360 users, our Ellie Mae Network participants and their respective customers could damage our reputation and brand and substantially harm our business.
Certain confidential information relating to certain of our Encompass360 users, our Ellie Mae Network participants and their respective customers resides on our third-party hosted data center servers and is transmitted over our network. We rely on encryption and authentication technology licensed from third parties to effect secure transmission of confidential information, including personal information and credit card numbers. These security measures may be breached as a result of third-party action, including intentional misconduct by computer hackers, service provider error, malfeasance or otherwise. These servers may also be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems, which could result in someone obtaining unauthorized access to our customers’ data or our data, including our intellectual property and other confidential business information, or our IT systems. Because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. The possession and use of personal information in conducting our business subject us to legislative and regulatory burdens that may require notification to customers of a security breach, restrict our use of personal information and hinder our ability to acquire new customers or market to existing customers.
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
We market Encompass360 primarily to mortgage lenders rather than to mega lenders as retail channels of mega lenders generally have their own proprietary loan origination software. In 2012, approximately 42%2of residential mortgages in the United States that were funded outside the retail channels of mega lenders. Our business and growth prospects could be materially adversely affected in the event the industry shifts further towards retail channels of mega lenders funding a greater percentage of residential mortgage loans.

We expect a number of factors to cause our operating results to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.
Our revenues and operating results have in the past varied and could in the future vary significantly from quarter-to-quarter and year-to-year because of a variety of factors, many of which are outside our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. In addition, approximately 50% of our revenue historically has been sensitive to fluctuations in mortgage volumes. In addition to other risk factors discussed in this section, factors that may contribute to the variability of our quarterly and annual results include:

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
Continued growth may place significant demands on our management and our infrastructure and require significant expenditures and resources.
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
Managing our growth will require significant expenditures and allocation of valuable management resources. We have been aggressively hiring talent in all areas of our business, which has significantly increased our expenses. If we fail to achieve the necessary level of efficiency in our organization as it grows, our business would be harmed. We are also in the process of upgrading and/or replacing various software systems including our new enterprise resource planning, or ERP, system. The implementation of an ERP system entails certain risks, including difficulties with changes in business processes that could disrupt our company's operations, such as our ability to process orders, provide services and customer support, fulfill contractual obligations and aggregate financial and operational data. Unanticipated problems impacting the implementation of these systems could significantly increase the expenditures and resources allocated to this project, divert the attention of management and harm our business. If the implementations of these new applications are delayed, or if we encounter unforeseen problem with our new systems or in migrating away from our existing applications and systems, our operations and our ability to manage our business could be negatively impacted.

Integrating future acquisitions could disrupt our business, harm our financial condition and operating results or dilute or adversely affect the price of our common stock.
Our success will depend in part on our ability to expand our solutions and services and to grow our business in response to changing technologies, customer demands and competitive pressures. In some circumstances, we may pursue growth through the acquisition of complementary businesses, solutions or technologies rather than through internal development. For example, in January 2011, we acquired Mortgage Pricing System, LLC to introduce our Encompass Product and Pricing Service, which allows Encompass360 users to compare loan pricing from multiple lending sources. In August 2011, we acquired DMD to add additional potential Encompass360 users and increased loan volume to monetize our Encompass service offerings and the Ellie Mae Network. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to complete acquisitions successfully. Moreover, if such acquisitions require us to seek additional debt or equity financing, we may not be able to obtain such financing on terms favorable to us or at all. Acquisitions and investments involve numerous risks which may have a negative impact on our results of operations, including:

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
Changes to existing laws or regulations or adoption of new laws or regulations relating to the residential mortgage industry could require us to incur significant costs to update our products and services. For example, our Encompass Compliance Service analyzes mortgage loan data for compliance with consumer protection laws and institutionally mandated compliance policies and must continually be updated to incorporate changes to such laws and policies. The Dodd-Frank Act has caused and will continue to cause us to make similar updates to Encompass360 to address, among other things, regulations that protect consumers against unfair, deceptive and abusive practices by lenders. These updates have caused us to incur significant expense, and future updates will likely similarly cause us to incur significant expense.

Potential structural changes in the U.S. residential mortgage industry, in particular plans to diminish the role of Fannie Mae and Freddie Mac, could disrupt the residential mortgage market and have a material adverse effect on our business.
Fannie Mae and Freddie Mac play a very important role in providing liquidity, stability and affordability in the current U.S. residential mortgage market. In particular, they participate in the secondary mortgage market by purchasing mortgage loans and mortgage-related securities for investment and by issuing guaranteed mortgage-related securities. In February 2011, the Obama administration delivered a report to Congress which proposed the winding down of Fannie Mae and Freddie Mac and shrinking the federal government’s role in the housing market. This proposal includes the withdrawal of government guarantees currently available for certain residential loans and increasing the down payment requirements for borrowers, both of which could reduce mortgage lending volume. In February 2012, the Federal Housing Finance Agency sent Congress a strategic plan to wind down Fannie Mae and Freddie Mac over the next several years. This proposal includes building a new infrastructure for the secondary mortgage market, continuing to shrink Fannie Mae’s and Freddie Mac’s operations by eliminating the direct funding of mortgages and shifting mortgage credit risk to private investors and maintaining foreclosure prevention activities and credit availability. In August 2012, the U.S. Department of the Treasury announced it would require Fannie Mae and Freddie Mac to reduce their investment portfolios more quickly, at an annual rate of 15% versus the previous rate of 10%. In June 2013, the U.S. Senate introduced a bill to wind down Fannie Mae and Freddie Mac over five years. This legislation would replace Fannie Mae and Freddie Mac with a new Federal Mortgage Insurance Corporation that would continue to guarantee mortgages, but only after private capital absorbs the first 10% of any losses. In July 2013, the U.S. House of Representatives also unveiled draft legislation to similarly wind down Fannie Mae and Freddie Mac over a five year period. The effects of these proposals, the passage of either of these bills into law or any significant structural change to the U.S. residential mortgage industry may cause significant disruption to the residential mortgage market. If we are unable to react effectively and quickly to changes in the residential mortgage industry, our business could be harmed.
We may be limited in the way in which we market our business or generate revenue by U.S. federal law prohibiting referral fees in real estate transactions, and if we are found to be in violation of such laws we would be subject to significant liability.
Real Estate Settlement Procedures Act, or RESPA, generally prohibits the payment or receipt of fees or any other thing of value for the referral of business related to a residential real estate settlement service and prohibits fee shares or splits or unearned fees in connection with the provision of such services. Encompass360 software and services and the Ellie Mae Network were designed with payment methods that are not currently prohibited by the restrictions under RESPA. Nonetheless, RESPA may restrict our ability to enter into marketing and distribution arrangements with third parties for existing or newly developed products and services, particularly to the extent that such arrangements may be characterized as involving payments for the referral of residential real estate settlement service business. Additionally, any amendments to RESPA or court opinions interpreting the provisions of RESPA that result in restrictions on our current payment methods, or any determination that our payment methods have been and currently are subject to the restrictions under RESPA, could have a material adverse effect on our business. If we were found to be in violation of RESPA rules, we would be exposed to significant potential liability that could have a material adverse effect on our reputation and business.
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
Volatility or lack of performance in our stock price may also affect our ability to attract and retain our key employees. Our named executive officers have become, or will soon become, vested in a substantial amount of stock options and Performance Awards. Employees may be more likely to leave us if the shares they own or the shares underlying their vested options have significantly appreciated in value relative to the original purchase prices of the shares or the exercise prices of the vested options, or if the exercise prices of the options that they hold are significantly above the market price of our common stock. If we are unable to retain our named executive officers or other key employees, our business will be harmed.

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
Many of our actual and potential competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we do and, as a result, these companies may be able to respond more quickly to changes in regulations, new technologies or customer demands, or devote greater resources to the development, promotion and sale of their software and services than we can. In addition, we may face increased competition as a result of continuing industry consolidation, such as: Accenture's acquisition of Mortgage Cadence LLC in August 2013; Davis + Henderson Corporation’s planned acquisition of Harland Financial Solutions announced in July 2013 and acquisitions of Mortgagebot LLC in April 2011 and Avista Solutions, Inc. in May 2012; and Lender Processing Services, Inc.’s acquisition of PCLender.com, Inc. in March 2011. We expect the mortgage origination market to continue to attract new competitors and there can be no assurance that we will be able to compete successfully against current or future competitors or that competitive pressures we face will not materially adversely affect our business.
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

ELLIE MAE, INC.

Date:	August 7, 2013	By:	/s/ Edgar A. Luce
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