Form 10-Q
period 2013-09-30
ELLIE MAE INC
filed 2013-11-07
CIK 1122388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:
As of October 31, 2013:

Class	Number of Shares
Common Stock, $0.0001 par value	27,496,655

PART I—FINANCIAL INFORMATION
ITEM 1—CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Ellie Mae, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share amounts)

	September 30, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$21,651	$44,114
Short-term investments	43,480	16,243
Accounts receivable, net of allowances for doubtful accounts of $133 and $74 as of September 30, 2013 and December 31, 2012, respectively	11,277	9,753
Prepaid expenses and other current assets	7,635	2,956
Deferred tax assets	652	645
Note receivable	1,000	1,000
Total current assets	85,695	74,711
Property and equipment, net	12,621	9,494
Long-term investments	61,598	43,728
Other intangible assets, net	5,450	6,531
Goodwill	51,051	51,051
Deposits and other assets	2,019	100
Total assets	$218,434	$185,615
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,664	$2,039
Accrued and other current liabilities	9,461	6,044
Acquisition holdback, net of discount	1,952	2,948
Deferred revenue	4,157	4,896
Total current liabilities	17,234	15,927
Acquisition holdback, net of current portion and discount	—	1,911
Other long-term liabilities	955	915
Total liabilities	18,189	18,753
Commitments and contingencies (Note 7)
Stockholders' equity:
Common stock, $0.0001 par value per share; 140,000,000 authorized shares, 27,463,969 and 26,058,533 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	3	3
Additional paid-in capital	207,028	184,616
Accumulated other comprehensive loss	(52)	(65)
Accumulated deficit	(6,734)	(17,692)
Total stockholders' equity	200,245	166,862
Total liabilities and stockholders' equity	$218,434	$185,615
See accompanying notes to these condensed consolidated financial statements (unaudited).

Ellie Mae, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues	$33,006	$27,456	$98,131	$71,931
Cost of revenues	8,332	6,049	24,550	16,589
Gross profit	24,674	21,407	73,581	55,342
Operating expenses:
Sales and marketing	5,163	4,347	15,233	12,579
Research and development	6,573	4,756	18,651	13,188
General and administrative	7,547	6,023	23,108	14,195
Total operating expenses	19,283	15,126	56,992	39,962
Income from operations	5,391	6,281	16,589	15,380
Other income (expense), net	83	23	355	(15)
Income before income taxes	5,474	6,304	16,944	15,365
Income tax provision (benefit)	2,114	(525)	5,986	(105)
Net income	$3,360	$6,829	$10,958	$15,470
Net income per share of common stock:
Basic	$0.13	$0.27	$0.41	$0.68
Diluted	$0.12	$0.25	$0.39	$0.63
Weighted average common shares used in computing net income per share of common stock:
Basic	26,681,974	25,201,404	26,407,572	22,747,911
Diluted	28,623,092	27,408,711	28,330,521	24,483,578

Net income	$3,360	$6,829	$10,958	$15,470
Other comprehensive income, net of taxes
Unrealized gain on investments	137	—	13	—
Comprehensive income	$3,497	$6,829	$10,971	$15,470

See accompanying notes to these condensed consolidated financial statements (unaudited).

Ellie Mae, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine months ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,958	$15,470
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,515	2,257
Provision for uncollectible accounts receivable	81	52
Amortization of other intangible assets	1,081	1,226
Amortization of discount related to acquisition holdback	93	152
Stock-based compensation	10,894	3,643
Loss on sale of property and equipment	—	20
Excess tax benefit from exercise of stock options	(6,187)	(1,191)
Deferred income taxes	(679)	(654)
Amortization of investment premium	1,232	—
Changes in operating assets and liabilities:
Accounts receivable	(1,605)	(3,731)
Prepaid expenses and other current assets	1,800	(2,933)
Deposits and other assets	(1,195)	—
Accounts payable	(849)	(805)
Accrued, other current and other liabilities	2,564	3,364
Deferred revenue	(725)	(49)
Net cash provided by operating activities	20,978	16,821
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(5,034)	(5,744)
Proceeds from sale of property and equipment	—	10
Purchases of investments	(91,297)	(5,406)
Maturities of investments	44,971	3,781
Acquisitions, net of cash acquired	(3,000)	(2,907)
Other investing activities, net	—	3
Net cash used in investing activities	(54,360)	(10,263)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from public offerings, net of issuance costs	—	55,821
Payment of capital lease obligations	(509)	(5)
Proceeds from issuance of common stock under stock incentive plans	5,342	3,009
Cash paid for net settlement of vested restricted stock units	(101)	—
Excess tax benefit from exercise of stock options	6,187	1,191
Net cash provided by financing activities	10,919	60,016
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(22,463)	66,574
CASH AND CASH EQUIVALENTS, Beginning of period	44,114	23,732
CASH AND CASH EQUIVALENTS, End of period	$21,651	$90,306
Supplemental disclosure of cash flow information:
Cash paid for interest	$241	$53
Cash paid for income taxes	$3,324	$175

Supplemental disclosure of non-cash investing and financing activities:
Fixed asset purchases not yet paid	$522	$151
Fixed assets acquired under capital lease	$1,336	$—
Deferred offering costs not yet paid	$—	$290
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
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Significant Accounting Policies
Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements in our 2012 Form 10-K. There have been no significant changes to these policies except as noted below.
Deferred Commission Expense
Deferred commission expenses are the incremental costs that are directly associated with non-cancelable subscription contracts with customers and consist of sales commissions paid to our direct sales force. Commissions are calculated based on a percentage of the revenues for the non-cancelable term of subscription contracts, which are typically one to five years.
Prior to 2013, commissions were paid and recognized as sales expense when customer payments for contracted services were received on a monthly basis because commissions were earned based on receipt of customer payments. In 2013, we amended our commission plans to provide for payment after the customer's contract is signed. As a result of the change in commission plans, beginning in 2013, commission expense is deferred and amortized to sales expense over the non-cancelable terms of the related subscription contracts. The deferred commission expense amounts are recoverable through the future revenue streams under the non-cancelable customer contracts. The new plans also include claw back provisions, which require repayment of a proportionate amount of commissions, should customers cancel their contracts prior to the end of the initial contractual term.

During nine months ended September 30, 2013, we deferred $1.4 million of commission expense, of which $1.2 million remained on our condensed consolidated balance sheets at September 30, 2013. No amounts were deferred as of December 31, 2012.
Comprehensive Income
Comprehensive income consists of net income and other comprehensive gain (loss). Other comprehensive gain (loss) includes certain changes in equity that are excluded from net income, specifically unrealized gains and losses on available-for-sale investments. There were no reclassifications out of accumulated other comprehensive income (“AOCI”) that affected net income during the three and nine months ended September 30, 2013 and 2012.
Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (“FASB”) issued an amendment to Accounting Standards Codification Topic 220, Comprehensive Income, in Accounting Standards Update (“ASU”) 2013-02. Under ASU 2013-02, an entity must make new disclosures for changes in AOCI balances by component as well as significant items reclassified out of AOCI. We adopted ASU 2013-02 on January 1, 2013 and this adoption did not have a material impact on our consolidated financial statements.
In July 2013, the FASB issued ASU No. 2013-11, Topic 740 - Income Taxes (“ASU 2013-11”) which provides guidance to improve the presentation of an unrecognized benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We intend to adopt this standard in the first fiscal quarter of 2014 and do not expect the adoption will have a material impact on our consolidated financial statements.
NOTE 3—Net Income Per Share of Common Stock
Net income per share of common stock is calculated by dividing net income by the weighted average shares of common stock outstanding during the period. Diluted net income per share of common stock is calculated by dividing net income by the weighted average shares of common stock outstanding and potential shares of common stock during the period. Potential shares of common stock include shares attributable to the assumed exercise of stock options, restricted stock unit awards (“RSUs”), performance share awards (“Performance Awards”) and Employee Stock Purchase Plan (“ESPP”) shares using the treasury stock method, if dilutive.

The components of net income per share of common stock were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands, except share and per share amounts)
Net income	$3,360	$6,829	$10,958	$15,470
Basic shares:
Weighted average common shares outstanding	26,681,974	25,201,404	26,407,572	22,747,911
Diluted shares:
Weighted average shares used to compute basic net income per share	26,681,974	25,201,404	26,407,572	22,747,911
Effect of potentially dilutive securities:
Employee stock options, RSUs, Performance Awards and ESPP shares	1,941,118	2,207,307	1,922,949	1,735,667
Weighted average shares used to compute diluted net income per share	28,623,092	27,408,711	28,330,521	24,483,578
Net income per share:
Basic	$0.13	$0.27	$0.41	$0.68
Diluted	$0.12	$0.25	$0.39	$0.63
The following potential common shares were excluded from the computation of diluted net income per share, as their effect would have been anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Employee stock options and awards	826,879	158,266	681,394	175,104
Performance Awards are included in the diluted shares outstanding for each period if the established performance criteria have been met at the end of the respective periods. However, if none of the required performance criteria have been met for such awards, we include the number of shares that would be issuable if the end of the reporting period were the end of the contingency period. Accordingly, in addition to the employee stock options and awards noted above, 124,300 and 721,333 shares underlying Performance Awards have been excluded from the dilutive shares outstanding for each of the three and nine months ended September 30, 2013 and 2012, respectively.
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

The following tables set forth by level within the fair value hierarchy our financial assets that were accounted for at fair value on a recurring basis, according to the valuation techniques we used to determine their values:

	Fair value at	Fair value measurements using inputs considered as
	September 30, 2013	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$13,917	$13,917	$—	$—
Certificates of deposit	13,677	—	13,677	—
Corporate notes and obligations	29,713	—	29,713	—
Municipal obligations	4,483	—	4,483	—
U.S. government and government agency obligations	60,092	13,211	46,881	—
	$121,882	$27,128	$94,754	$—

	Fair value at	Fair value measurements using inputs considered as
	December 31, 2012	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$36,453	$36,453	$—	$—
Corporate notes and obligations	39,148	—	39,148	—
Municipal obligations	6,230	—	6,230	—
U.S. government and government agency obligations	15,048	4,711	10,337	—
	$96,879	$41,164	$55,715	$—
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
As of September 30, 2013 and December 31, 2012, we did not have any assets or liabilities that were valued using Level 3 inputs. For the three and nine months ended September 30, 2013 and 2012, there were no transfers of financial instruments among Level 1, Level 2 or Level 3 classifications.

The carrying amounts and estimated fair value of cash and cash equivalents and both short and long-term investments consisted of the following:

	September 30, 2013
	Amortized cost	Unrealized gains (losses)	Carrying or fair value
	(in thousands)
Cash and cash equivalents:
Cash	$4,848	$—	$4,848
Money market funds	13,917	—	13,917
U.S. government notes	2,000	—	2,000
U.S. government agency securities	886	—	886
	$21,651	$—	$21,651
Short-term investments:
Certificates of deposit	$3,675	$(4)	$3,671
Corporate notes and obligations	13,675	4	13,679
Municipal obligations	1,982	1	1,983
U.S. government notes	4,055	3	4,058
U.S. government agency securities	20,082	7	20,089
	$43,469	$11	$43,480
Long-term investments:
Certificates of deposit	$10,045	$(39)	$10,006
Corporate notes and obligations	16,046	(12)	16,034
Municipal obligations	2,499	1	2,500
U.S. government notes	7,154	(1)	7,153
U.S. government agency securities	25,916	(11)	25,905
	$61,660	$(62)	$61,598

	December 31, 2012
	Amortized cost	Unrealized gains (losses)	Carrying or fair value
	(in thousands)
Cash and cash equivalents:
Cash	$7,206	$—	$7,206
Money market funds	36,453	—	36,453
Corporate notes and obligations	455	—	455
	$44,114	$—	$44,114
Short-term investments:
Corporate notes and obligations	$10,292	$(5)	$10,287
Municipal obligations	2,829	(6)	2,823
U.S. government agency securities	3,132	1	3,133
	$16,253	$(10)	$16,243
Long-term investments:
Corporate notes and obligations	$28,462	$(56)	$28,406
Municipal obligations	3,412	(5)	3,407
U.S. government notes	4,710	1	4,711
U.S. government agency securities	7,199	5	7,204
	$43,783	$(55)	$43,728

The following table summarizes the maturities of our investments at September 30, 2013:

Carrying or fair value
(in thousands)
Remainder of 2013	$7,170
2014	47,354
2015	40,656
2016	9,898
Total	$105,078
Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.
NOTE 5— Goodwill and Other Intangible Assets
There were no changes in the carrying value of goodwill during the three and nine months ended September 30, 2013.
Other intangible assets, net, consisted of the following:

	September 30, 2013
	Gross carrying amount	Accumulated amortization	Net intangibles	Weighted Average Remaining Useful Life
	(in thousands)			(in years)
Developed technology	$1,874	$(1,417)	$457	1.5
Trade names	260	(175)	85	1.3
Customer lists and contracts	7,300	(2,392)	4,908	5.3
	$9,434	$(3,984)	$5,450	5.0

	December 31, 2012
	Gross carrying amount	Accumulated amortization	Net intangibles	Weighted Average Remaining Useful Life
	(in thousands)			(in years)
Developed technology	$1,874	$(1,170)	$704	2.2
Trade names	260	(124)	136	2.0
Customer lists and contracts	7,300	(1,609)	5,691	6.0
	$9,434	$(2,903)	$6,531	5.5
Amortization expense associated with other intangible assets was $0.4 million and $1.1 million for the three and nine months ended September 30, 2013, respectively, and $0.4 million and $1.2 million for the three and nine months ended September 30, 2012, respectively. There was no impairment of intangible assets during the three and nine months ended September 30, 2013 and 2012.

Minimum future amortization expense for other intangible assets at September 30, 2013 was as follows:

Amortization
(in thousands)
Remainder of fiscal 2013	$360
2014	1,405
2015	1,032
2016	928
2017	928
2018	266
Thereafter	531
$5,450
NOTE 6—Income Taxes
We compute our interim provision for income taxes by applying the estimated annual effective tax rate to the year-to-date income from recurring operations and adjust the provision for discrete tax items recorded in the period. We evaluate our effective income tax rate on a quarterly basis and update our estimated annual effective income tax rate as necessary. The estimated annual effective tax rate for the nine months ended September 30, 2013 and 2012 was 35.3% and (0.7)%, respectively.
The difference between the federal statutory rate of 35% and our estimated annual effective tax rate for the nine months ended September 30, 2013 was primarily due to our blended state income tax rate, disqualifying dispositions of stock acquired through the exercise of incentive stock options or through our ESPP and the Section 162(m) limitation on the tax deduction for the annual compensation paid to our chief executive officer and the three other most highly paid executive officers, not including the chief financial officer (collectively the “Covered Employees”). The tax provision for the nine months ended September 30, 2013 included a discrete benefit item of $0.5 million related to 2012 federal research and development tax credit (net of uncertain tax benefit) that were retroactively reinstated by Congress in 2013.
Our tax positions are subject to income tax audits by multiple tax jurisdictions. We account for uncertain tax positions and have a policy to classify accrued interest and penalties associated with uncertain tax positions together with the related liability in the balance sheet, and to include the expenses incurred related to such accruals in the provision for income taxes. We believe that we have provided adequate reserves for our unrecognized tax benefits and associated penalties and interest, if applicable, for all tax years still open for assessment.
NOTE 7—Commitments and Contingencies
Leases
In January 2013, we entered into an agreement to lease additional office space at our corporate headquarters. The lease expires in April 2015 with payments of $20,000 per month over the term of the lease agreement. In April 2013, we entered into an agreement to finance the purchase of computer equipment with payments of $59,000 per month over the 23 month term of the agreement. In August 2013, we entered into an agreement to lease office space in Omaha, Nebraska that we are using as a product support center. The lease expires in December 2018 with payments ranging from $13,000 per month to $15,000 per month over the term of the lease agreement.
Legal Proceedings
On March 25, 2011, Industry Access Incorporated (“Industry Access”) filed a patent infringement lawsuit against us and another defendant in the U.S. District Court for the Central District of California. The complaint alleges, among other things, that certain aspects of our Encompass loan management software system and related operations infringe a single patent, and seeks declaratory relief and unspecified damages from the defendants, including enhanced damages for willful infringement and reasonable attorneys’ fees. On June 24, 2011, the Court issued an order requiring plaintiff to serve the complaint on all defendants within three days of the order. On June 28, 2011, plaintiff served us with the complaint and we filed its answer on August 5, 2011 denying all material allegations of the complaint. On November 18, 2011 the other defendant filed with the United States Patent and Trademark Office (the “PTO”) a request for ex parte reexamination of Industry Access’ US Patent No 7,769,681, which the PTO granted on February 14, 2012. On December 15, 2011, we filed a motion to stay the litigation pending the reexamination, which the Court granted on February 28, 2012. On October 9, 2012, the PTO issued the reexamination certificate. The Court granted a motion to dismiss the other defendant from this action on April 7, 2013 and lifted the stay on April 11, 2013.  The parties are in the claims construction phase of the litigation with a claim construction hearing scheduled for December 2, 2013. Discovery is ongoing and the trial has been rescheduled for December 2014 as further discussed below.
On March 19, 2013, Industry Access filed a second patent infringement lawsuit against us in the U.S. District Court for the Central District of California.  The complaint alleges, among other things, that our Encompass loan management software system, including the Encompass software, the Ellie Mae Network, Encompass Originator, Encompass Compliance Service, Encompass CenterWise, Encompass Electronic Document Management, Encompass Docs Solution and Encompass Product and Pricing Service, infringes U.S. Patent Nos.  8,117,120 and 8,145,563, which are continuations of U.S. Patent No. 7,769,681, asserted in the lawsuit described above.  Plaintiff is seeking unspecified damages.  On June 12, 2013, we filed a motion to dismiss or, in the alternative, to transfer this case to the Northern District of California, which the Court denied on September 18, 2013. Trial is set for December 2014.
On September 12, 2013, we filed a motion to relate and consolidate the two Industry Access lawsuits so that all of Industry Access’ related patent infringement claims would be heard before the same judge on the same schedule. Industry Access responded to this motion on October 11, 2013. The Court granted our motion to consolidate on October 31, 2013. Trial is set for December 2014.
We believe that we have substantial and meritorious defenses in the newly consolidated case and, if similar claims are pursued, we intend to defend these and similar claims vigorously.
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
Total stock-based compensation expense recognized consisted of:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Cost of revenues	$215	$80	$485	$170
Sales and marketing	322	85	709	256
Research and development	948	532	2,575	915
General and administrative	1,902	1,551	7,125	2,302
	$3,387	$2,248	$10,894	$3,643
Capitalized stock-based compensation for the three and nine months ended September 30, 2013 and 2012 was not significant.

2009 Stock Option and Incentive Plan and 2011 Equity Incentive Award Plan
Stock Options
The following table summarizes our stock option activity under the 2009 Plan and 2011 Plan:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at January 1, 2013	3,461,255	$7.19
Granted	790,330	$23.34
Exercised	(698,800)	$4.89
Forfeited or expired	(92,046)	$17.10
Outstanding at September 30, 2013	3,460,739	$11.08	7.46	$72,442
Ending vested and expected to vest at September 30, 2013	3,363,041	$10.89	7.42	$71,013
Exercisable at September 30, 2013	1,709,944	$6.39	6.15	$43,804
Stock options granted during the nine months ended September 30, 2013 were made under the 2011 Plan. There were no grants under the 2009 Plan during the nine months ended September 30, 2013.
Intrinsic value of an option is the difference between the fair value of our common stock at the time of exercise and the exercise price to be paid. The aggregate intrinsic value for options outstanding at September 30, 2013 in the table above represents the total intrinsic value, based on our closing stock price of $32.01 as of September 30, 2013, which would have been received by option holders had all option holders exercised their in-the-money options as of that date. Options outstanding that are expected to vest are net of estimated future option forfeitures.
Following is additional information pertaining to our stock option activity:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands, except per option amounts)
Weighted average fair value per option granted	$14.15	$12.18	$11.50	$7.29
Grant-date fair value of options vested	$1,290	$1,155	$3,328	$1,851
Intrinsic value of options exercised	$8,471	$7,458	$14,867	$10,016
Proceeds received from options exercised	$2,378	$927	$3,420	$2,266
As of September 30, 2013, total unrecognized stock-based compensation expense related to unvested stock options, adjusted for estimated forfeitures, was $12.2 million and is expected to be recognized over a weighted average period of 2.6 years.
Restricted Stock Units and Performance Awards
In August 2012, we granted 147,000 Performance Awards (“2012 Performance Awards”) to designated participants under the 2011 Plan. The 2012 Performance Awards represented the right to receive up to 4 shares of our common stock per award upon achievement of certain performance goals during the performance period of July 1, 2012 through June 30, 2013. 588,000 shares of common stock earned under the 2012 Performance Awards were issued during the quarter ended September 30, 2013 after the Compensation Committee of the Board of Directors (“Compensation Committee”) determined our level of achievement of the performance goals (the “Determination Date”). Of the issued shares, 25% were vested upon issuance and the remaining shares will vest 25% on each of the first three anniversaries of the Determination Date, subject to the continuous employment of the participant through such dates.
In February 2013, we granted 113,000 Performance Awards (“2013 Performance Awards”) to designated participants under the 2011 Plan. The 2013 Performance Awards represent the right to receive up to 2.5 shares of our common stock per award upon achievement of certain performance goals during the performance period of January 1, 2013 through December 31, 2013. Shares of common stock earned, if any, under the 2013 Performance Awards will be issued during the first quarter of 2014 after the Compensation Committee determines the level of achievement of the performance goals (the “2013 Award Determination Date”), with 25% of the shares to vest upon issuance and the remaining shares to vest 25% on each of the first three anniversaries of the 2013 Award Determination Date, subject to the continuous employment of each participant through such dates. As of September 30, 2013, we expect the performance goals will be achieved so that each award will convert to 1.1 shares of our common stock on the 2013 Award Determination Date. No forfeitures are expected.
The following table summarizes our RSU and Performance Award activity:

	RSUs		Performance Awards
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Outstanding at January 1, 2013	40,625	$8.90	588,000	$25.79
Granted	273,669	24.90	124,300	19.60
Released	(13,125)	13.33	(147,000)	25.79
Forfeited or expired	(5,697)	24.87	—	—
Outstanding at September 30, 2013	295,472	$23.22	565,300	$24.43
Ending vested and expected to vest at September 30, 2013	269,939		565,300
RSUs and Performance Awards that are expected to vest are net of estimated future forfeitures. RSUs released during the nine months ended September 30, 2013 had an aggregate intrinsic value of $0.3 million and an aggregate grant-date fair value of $0.2 million. Performance Awards released during the nine months ended September 30, 2013 had an aggregate intrinsic value of $4.5 million and an aggregate grant-date fair value of $3.8 million. There were no RSUs or Performance Awards released during the nine months ended September 30, 2012. The number of RSUs released includes shares that we withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.
As of September 30, 2013, total unrecognized compensation expense related to unvested RSUs and Performance Awards was $14.0 million and is expected to be recognized over a weighted average period of 2.5 years.
Employee Stock Purchase Plan
For the nine months ended September 30, 2013 and 2012, employees purchased 109,270 shares and 126,242 shares, respectively, under the ESPP for a total of $1.9 million and $0.7 million, respectively. As of September 30, 2013, unrecognized compensation expense related to the current ESPP period which ends on February 28, 2014 was $0.3 million and is expected to be recognized over five months.

Valuation Information
The fair value of stock options and stock purchase rights granted under the 2009 Plan, the 2011 Plan and the ESPP were estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Stock option plans:
Risk-free interest rate	1.72%	0.87%	1.08%	0.87%
Expected life of options (in years)	6.08	6.08	6.08	6.08
Expected dividend yield	—%	—%	—%	—%
Volatility	52%	52%	52%	55%
Employee Stock Purchase Plan:
Risk-free interest rate	0.13%	0.14%	0.13%	0.15%
Expected life of options (in years)	0.50	0.50	0.50	0.50
Expected dividend yield	—%	—%	—%	—%
Volatility	36%	37%	37%	43%
Stock-based compensation expense during the three and nine months ended September 30, 2013 and 2012 was recorded net of estimated forfeiture rates of 4.4% and 4.1%, respectively.
Common Stock
The following numbers of shares of common stock were reserved and available for future issuance at September 30, 2013:

Reserved Shares
Options and awards outstanding under stock incentive plans	4,321,511
Shares available for future grant under the stock incentive plan	2,080,132
Shares available under the Employee Stock Purchase Plan	852,392
Total	7,254,035
In January 2013, 260,585 additional shares were reserved under the ESPP and 1,302,926 additional shares were reserved under the 2011 Plan, pursuant to the automatic increase provisions in each plan.
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
We are organized primarily on the basis of service lines. Supplemental disclosure of revenues by type is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
On-demand revenues	$30,186	$24,040	$88,907	$62,195
On-premise revenues	2,820	3,416	9,224	9,736
	$33,006	$27,456	$98,131	$71,931

NOTE 10—Subsequent Event
In October 2013, we entered into an agreement to acquire substantially all the assets of ARG Interactive, LLC (dba MortgageCEO), a SaaS company specializing in customer relationship management and marketing solutions for the residential mortgage industry. The acquisition is expected to close by the end of 2013 and is subject to customary closing conditions.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events or our future financial performance. Forward-looking statements may include words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or other wording indicating future results or expectations. Forward-looking statements are subject to risks and uncertainties and actual events or results may differ materially. Factors that could cause our actual results to differ materially include, but are not limited to, those discussed under “Risk Factors” in this report. We also face risks and uncertainties relating to our business including: fluctuations in mortgage lending volume; the volume of mortgages originated by our Encompass users; the impact of changes in mortgage interest rates; changes in mortgage originator, lender, investor or service provider behavior and any related impact on the residential mortgage industry; our ability to accurately forecast revenues and appropriately plan our expenses; the number of Encompass users; the effectiveness of our marketing and sales efforts to attract new and retain existing SaaS Encompass users and Ellie Mae Network participants; transaction volume on the Ellie Mae Network; the level of demand for our Encompass Docs Solution and other services we offer; the timing of the introduction and acceptance of new Ellie Mae Network offerings and new on-demand services; interruptions in Ellie Mae Network service, our hosted Encompass software and any related impact on our reputation; our ability to protect the confidential information of our Encompass users, Ellie Mae Network participants and their respective customers; customer renewal and upgrade rates; the increased time, cost and complexity that may be required to successfully target larger customers; our ability to scale our operations and increase productivity to support our existing and growing customer base; our ability to successfully manage our growth and any future acquisitions of businesses, solutions or technologies; the risk that the anticipated benefits and growth prospects expected from the ARG Interactive, LLC (dba MortgageCEO), or MortgageCEO, acquisition may not be fully realized or may take longer to realize than expected; the timing of future acquisitions of businesses, solutions or technologies and new product launches; the impact of uncertain domestic and worldwide economic conditions, including the resulting effect on residential mortgage volumes; changes in government regulation affecting Ellie Mae Network participants or our business, and potential structural changes in the U.S. residential mortgage industry; the attraction and retention of qualified employees and key personnel; our ability to compete effectively in a highly competitive market and adapt to technological changes; our ability to enhance the features and functionality of our Encompass software and the Ellie Mae Network; our ability to protect our intellectual property, including our proprietary Encompass software; costs associated with defending intellectual property infringement and other claims; our ability to maintain effective internal controls and the risk of natural and man-made catastrophic interruptions to our business. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that arises after the date of this report, or to conform such statements to actual results or changes in our expectations.
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
Mortgage originators use our Encompass software, a comprehensive operating system that handles key business and management functions involved in running a mortgage origination business. Mortgage originators use Encompass as a single tool for loan processing, marketing, customer communication and to interact electronically with lenders, investors and service providers over the Ellie Mae Network. Encompass also enables enforcement of rules and business practices designed to ensure loan quality, adherence to processing standards and regulatory compliance.
We also offer Encompass users a variety of other on-demand software services, including: Encompass Docs Solution, which automatically prepares the disclosure and closing documents necessary to fund a mortgage; Encompass CenterWise, a bundled offering of electronic document management, or EDM, and websites used for customer relationship management; Total Quality

Loan, or TQL, which offers a suite of fraud detection, valuation, validation and risk analysis services tailored to individual aggregator/investor requirements; Encompass Compliance Service, which automatically checks for compliance with federal, state and local regulations throughout the origination process; tax transcript services which provide income verification capability to our customers; and Encompass Product and Pricing Service, which allows Encompass users to compare loans offered by different lenders and investors to determine appropriate mortgage programs available to a particular borrower; and Encompass Flood Service, which allows Encompass users to order and transfer flood zone certifications.
In October 2013, we entered into an agreement to acquire substantially all the assets of MortgageCEO, a SaaS company specializing in customer relationship management and marketing solutions for the residential mortgage industry. This acquisition is expected to close by the end of 2013 and is subject to customary closing conditions.
As of September 30, 2013, the Ellie Mae Network electronically connects the approximately 94,000 mortgage professionals using Encompass to the broad array of mortgage lenders, investors and third-party service providers integral to the origination and funding of residential mortgages. During the mortgage origination process, mortgage originators may order various services through the Ellie Mae Network, including credit reports, product eligibility and pricing, automated underwriting, secure data transmission to and from lenders and investors, appraisals, title reports, insurance, flood certifications, compliance review, fraud detection, document preparation and verification of income, identity and employment.
We were formed as a California corporation in 1997 and reincorporated in Delaware in November 2009. From inception through 2000, we developed consumer-facing websites and initial versions of our network. We launched our first transaction platform in late 2000, the present version of which is the Ellie Mae Network. In 2003, we introduced our internally developed loan origination software solution, the present version of which is Encompass.
Our revenues consist of on-demand and on-premise revenues. On-demand revenues are generated primarily from software subscriptions we host that customers access through the Internet, including customers who pay fees based on the number of loans they fund, or success basis, subject to monthly base fees, which we refer to as Success-Based Pricing. On-demand revenues also include software services that are sold transactionally as well as Ellie Mae Network transaction fees paid by lender-investors, service providers and certain government-sponsored entities participating on the Ellie Mae Network. On-premise revenues are typically generated from customer-hosted software licenses and related implementations, training and maintenance services. For further discussion of the sources of our revenues and our revenue recognition policy, please see "Critical Accounting Policies and Estimates" in Part I, Item 7 of our 2012 Form 10-K.
Our on-demand revenues generally track the seasonality of the residential mortgage industry, typically, but not always, with increased activity in the second and third quarters and reduced activity in the first and fourth quarters as home buyers tend to purchase their homes during the spring and summer in order to move to a new home before the start of the school year. However, approximately 50% of our revenues historically has been sensitive to factors that impact mortgage volumes, such as interest rate fluctuations, home sale activity and general economic conditions, which can lead to departures from the typical seasonal pattern. Increases in mortgage interest rates could reduce the volume of new mortgages originated and, in particular, the volume of mortgage refinancings. During the three months ended September 30, 2013, there was a nation-wide decline in the volume of closed loans and mortgage applications, which had a negative impact on our revenues.
We are investing aggressively in initiatives that we believe will help us continue to grow our business and improve our products and services, and strengthen our competitive advantage while bringing sustainable, long-term value to our customers. During the second and third quarters of 2013, we accelerated our investments in our sales and client services capabilities, in research and development and in technology infrastructure to support our user seat additions and overall business growth. These investments included expanding our talent across the organization by hiring additional personnel, especially for our client services and implementation teams and our research and development teams; developing next-generation products and enhancements; purchasing computer equipment; upgrading our telephony system and building out new office facilities.
In addition to our internal initiatives, our business strategy has evolved to address recent industry trends, including:

•	expected lower lending volume;

•	increased quality standards imposed by regulators, lenders and investors;

•	increased regulation affecting lenders and investors;

•	greater focus on operational efficiencies; and

•	customers adopting multi-channel strategies
We are responding to these trends as follows:

Expected lower lending volume. Mortgage lending volume is expected to be lower in 2014 than in 2013, as forecasted by Fannie Mae, Freddie Mac and the Mortgage Bankers Association. Since late 2009, we have focused our marketing and sales efforts on our on-demand SaaS Encompass offering, and particularly our SaaS Encompass Success-Based Pricing model, in contrast to our on-premise license model. In our on-demand SaaS Encompass offering, the customer does not pay the significant up-front licensing fee associated with our license model, which we believe is particularly attractive in the present climate of the residential mortgage origination market. Our SaaS Encompass Success-Based Pricing model builds on this value proposition by aligning customers' payments for our software solutions with their own receipts of revenues. Our focus on our SaaS Encompass offering is important in light of lower lending volumes because we typically generate greater revenues per user through our on-demand SaaS Encompass offering than through our on-premise license offering.
We are also focusing on increasing use of our Ellie Mae Network offerings and our other services, which were introduced from late 2009 through late 2011. These offerings include our TQL program, Encompass Compliance Services, Encompass Product and Pricing Services and Encompass Docs Solution. At September 30, 2013 and 2012, Encompass users employed the Ellie Mae Network to process on average approximately seven and six transactions per loan file, respectively. By continuing to enhance our service offerings and encouraging providers of settlement services to deliver their services electronically through the Ellie Mae Network, we will continue to build value for Ellie Mae Network participants while increasing the number of transactions for which the Ellie Mae Network is used.
Increased quality standards imposed by regulators, lenders and investors. Encompass is designed to automate and streamline the process of originating mortgages to, among other things, satisfy increased quality requirements of investors. Relevant features of Encompass include enabling customers' management to impose processing rules and formats, providing milestone and process reminders, automated population of forms with accurate data, and accurate and automated transmission of loan files and data from originators to investors and lenders. Our TQL program is designed to further enhance the quality, compliance and salability of loans that are originated through Encompass, and at September 30, 2013, we had three TQL investor customers. TQL is intended to reduce the opportunities for errors in the process of transferring information from originator to investor and give investors confidence in the accuracy and regulatory compliance of the information that is underlying loan files.
Increased regulation affecting lenders and investors. Regulatory reforms have significantly increased the complexity and importance of regulatory compliance. We devote considerable resources to continually upgrading software to help customers address regulatory changes. We offer Encompass Compliance Service, which automatically checks loan files for compliance with the myriad of federal, state and local regulations and alerts users to possible violations of these regulations. In addition, we have a staff of attorneys and work with compliance experts who help assure that documents prepared using our software and the processes recommended by the Encompass workflow comply with applicable rules and regulations. We believe we are well-positioned to help our customers meet additional requirements from the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, that will be effective in January 2014. Our Ability-to-Repay, or ATR, / Qualified Mortgage, or QM, functionality is designed to allow our customers to document their compliance with the ATR/QM Rule that will apply to virtually all closed-end residential mortgage loans.
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
With an eye towards providing customers with ever-greater tools to enhance efficiency, we will continue to develop new service offerings through the Ellie Mae Network and pursue adoption of our services through initiatives such as our TQL program. By integrating and expanding our current and new services, we will provide a more comprehensive benefit to our users.
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
Active Encompass users. An Active Encompass user is a mortgage origination professional who has used Encompass at least once within a 90-day period preceding the measurement date. An Encompass user is a mortgage origination professional working at a mortgage lender, such as a mortgage bank, commercial bank, thrift or credit union, which sources and funds loans and generally sells these funded loans to investors; or a mortgage brokerage, which typically processes and submits loan files to a mortgage lender or mega lender that funds the loan.
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

The following table shows these operating metrics as of and for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues (in thousands):
Total revenues	$33,006	$27,456	$98,131	$71,931
Total SaaS Encompass revenues	$20,223	$13,400	$55,313	$32,491
Users at end of period:
Active Encompass users	93,577	67,201	93,577	67,201
Active SaaS Encompass users	61,156	35,677	61,156	35,677
Active SaaS Encompass users as a percentage of active Encompass users	65%	53%	65%	53%
Average users during period:
Active Encompass users	92,064	65,465	85,450	61,266
Active SaaS Encompass users	59,560	34,267	52,935	30,988
Active SaaS Encompass users as a percentage of active Encompass users	65%	52%	62%	51%
Revenue per average user during period:
Revenue per average active Encompass user	359	419	1,148	1,174
SaaS Encompass revenue per average active SaaS Encompass user	340	391	1,045	1,049
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
On-premise Revenues
On-premise revenues generally are revenues generated from customer-hosted software licenses (except for customer-hosted Success-Based Pricing revenues included in on-demand revenues described above) and related implementation, training and maintenance services.

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
Sales and Marketing
Our sales and marketing expenses consist primarily of: salaries, benefits and incentive compensation, including stock-based compensation and commissions; allocated facilities costs; expenses for trade shows, public relations and other promotional and marketing activities; expenses for travel and entertainment; and amortization of acquired intangible assets such as customer lists and contracts. We expect that our sales and marketing expense will continue to increase in absolute dollars as increased revenues generate additional commission expense and as we continue to hire additional sales personnel in order to address anticipated demand for our software solutions as we expect an increased number of mortgage lenders to assess new platform options and replace their legacy systems. We also intend to increase marketing activities focused on SaaS Encompass, our Ellie Mae Network offerings and our other Encompass services.
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

Critical Accounting Policies and Estimates
Deferred Commissions
Deferred commission expenses are the incremental costs that are directly associated with non-cancelable subscription contracts with customers and consist of sales commissions paid to our direct sales force. Commissions are calculated based on a percentage of the revenues for the non-cancelable term of subscription contracts, which are typically one to five years.
Prior to 2013, commissions were paid and recognized as sales expense when customer payments for contracted services were received on a monthly basis because commissions were earned based on receipt of customer payments. In 2013, we amended our commission plans to provide for payment after the customer's contract is signed. As a result of the change in commission plans, beginning in 2013, commission expense is deferred and amortized to sales expense over the non-cancelable terms of the related subscription contracts. The deferred commission expense amounts are recoverable through the future revenue streams under the non-cancelable customer contracts. The new plans also include claw back provisions, which require repayment of a proportionate amount of commissions, should customers cancel their contracts prior to the end of the initial contractual term.
There have been no other material changes during the three and nine months ended September 30, 2013 to our critical accounting policies and estimates previously disclosed in our 2012 Form 10-K.
Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Revenues	$33,006	$27,456	$98,131	$71,931
Cost of revenues (1)	8,332	6,049	24,550	16,589
Gross profit	24,674	21,407	73,581	55,342
Operating expenses:
Sales and marketing (1)	5,163	4,347	15,233	12,579
Research and development (1)	6,573	4,756	18,651	13,188
General and administrative (1)	7,547	6,023	23,108	14,195
Total operating expenses	19,283	15,126	56,992	39,962
Income from operations	5,391	6,281	16,589	15,380
Other income (expense), net	83	23	355	(15)
Income before income taxes	5,474	6,304	16,944	15,365
Income tax provision (benefit)	2,114	(525)	5,986	(105)
Net income	$3,360	$6,829	$10,958	$15,470
________
(1) Stock-based compensation included in the above line items:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Cost of revenues	$215	$80	$485	$170
Sales and marketing	322	85	709	256
Research and development	948	532	2,575	915
General and administrative	1,902	1,551	7,125	2,302
	$3,387	$2,248	$10,894	$3,643

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
			(as a percent of revenues)
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	25.2	22.0	25.0	23.1
Gross margin	74.8	78.0	75.0	76.9
Operating expenses:
Sales and marketing	15.6	15.8	15.5	17.5
Research and development	19.9	17.3	19.0	18.3
General and administrative	22.9	21.9	23.5	19.7
Total operating expenses	58.4	55.0	58.0	55.5
Income from operations	16.4	23.0	17.0	21.4
Other income (expense), net	0.3	0.1	0.4	—
Income before income taxes	16.7	23.1	17.4	21.4
Income tax provision (benefit)	6.4	(1.9)	6.1	(0.1)
Net income	10.3%	25.0%	11.3%	21.5%
Comparison of the Three and Nine Months Ended September 30, 2013 and 2012
Revenues
The following table sets forth our revenues by type for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
Revenue by type:
On-demand	$30,186	$24,040	$88,907	$62,195
On-premise	2,820	3,416	9,224	9,736
Total	$33,006	$27,456	$98,131	$71,931

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenue by type:
On-demand	91.5%	87.6%	90.6%	86.5%
On-premise	8.5%	12.4%	9.4%	13.5%
Total	100.0%	100.0%	100.0%	100.0%
On-demand revenues increased by $6.1 million, or 25.6%, for the three months ended September 30, 2013 as compared to the same period of 2012. The increase in on-demand revenues consisted primarily of a $6.8 million increase in SaaS Encompass revenues, of which $6.4 million related to our Success-Based Pricing model. SaaS Encompass revenues increased as a result of the addition of new SaaS Encompass users and as a result of upgrades of existing customers to our SaaS platform. The number of average active SaaS Encompass users increased by 73.8% from the three months ended September 30, 2012 to the three months ended September 30, 2013 due to the addition of new customers and the transition of on-premise licensed users to our SaaS Encompass Success-Based Pricing offering. The revenue growth attributable to the increase in average active SaaS Encompass users was partially offset by a 13.0% decrease in SaaS Encompass revenue per average active SaaS user for the three months ended September 30, 2013 compared to the same period of 2012, caused primarily by a decline in closed loan volume and longer implementation cycles for some of the larger customers that were added earlier in 2013.
Partially offsetting the increase in on-demand revenues was a $1.1 million decrease in revenues from our Encompass Docs Solution for the three months ended September 30, 2013 compared to the same period of 2012, primarily as a result of the conversion of customers from standalone solutions to SaaS Encompass and partially from two standalone solutions subscription customers having gone out of business during the third quarter of 2013. Despite the increase in active SaaS Encompass users, revenues from network transactions decreased by $0.2 million for the three months ended September 30, 2013 compared to the same period of 2012, primarily as a result of lower mortgage applications per loan.

On-premise revenues decreased by $0.6 million for the three months ended September 30, 2013 compared to the same period of 2012, primarily as a result of the conversion of on-premise customers to SaaS Encompass Success-Based Pricing users.
On-demand revenues increased by $26.7 million, or 42.9%, for the nine months ended September 30, 2013 as compared to the same period of 2012. The increase in on-demand revenues consisted primarily of a $22.8 million increase in SaaS Encompass revenue, of which $21.6 million related to our Success-Based Pricing model. SaaS Encompass revenues increased as a result of the addition of new SaaS Encompass users and as a result of upgrades of existing customers to our SaaS platform. The number of average active SaaS Encompass users increased by 70.8% from the nine months ended September 30, 2012 to the nine months ended September 30, 2013 due to the addition of new customers and the transition of on-premise licensed users to our SaaS Encompass Success-Based Pricing offering. The revenue growth attributable to the increase in average active SaaS Encompass users was partially offset by a 0.4% decrease in SaaS Encompass revenue per average active SaaS user for the nine months ended September 30, 2013 compared to the same period of 2012, caused primarily by a decline in closed loan volume and longer implementation cycles for some of the larger customers that were added earlier in 2013.
Also contributing to the increase in on-demand revenues for the nine months ended September 30, 2013 was a $2.3 million increase in revenues from our TQL program, which we introduced during the fourth quarter of 2011, compared to the same period of 2012. Revenues from our Encompass Docs Solution decreased by $1.3 million for the nine months ended September 30, 2013 compared to the same period of 2012, primarily as a result of the conversion of customers from standalone solutions to SaaS Encompass and partially from two standalone solutions subscription customers having gone out of business during the third quarter of 2013. Revenues from network transactions increased by $1.0 million for the nine months ended September 30, 2013 compared to the same period of 2012, caused primarily by the increase in active SaaS Encompass users but partially offset by a decline in mortgage applications per loan.
On-premise revenues decreased by $0.5 million for the three months ended September 30, 2013 compared to the same period of 2012, primarily as a result of the conversion of on-premise customers to SaaS Encompass Success-Based Pricing users.
Gross Profit

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
Gross profit	$24,674	$21,407	$73,581	$55,342
Gross margin	74.8%	78.0%	75.0%	76.9%
Gross profit increased by $3.3 million and gross margin percentage decreased by 3.2 percentage points for the three months ended September 30, 2013 as compared to the same period of 2012 as revenues increased by $5.6 million and cost of revenues increased by $2.3 million. Cost of revenues increased primarily due to a $1.7 million increase in salaries and employee benefits reflecting an increase in implementation, professional services and customer support headcount, a $0.3 million increase in third-party royalty expenses to support the increased revenues, and a $0.2 million increase in depreciation expense due to property and equipment additions for our data center. These increases in both fixed and variable costs resulted in a decrease in the gross margin percentage during the period.
Gross profit increased by $18.2 million and gross margin percentage decreased by 1.9 percentage points for the nine months ended September 30, 2013 as compared to the same period of 2012 as revenues increased by $26.2 million and cost of revenues increased by $8.0 million. Cost of revenues increased primarily due to a $3.7 million increase in salaries and employee benefits reflecting an increase in implementation, professional services and customer support headcount, a $1.9 million increase in third-party royalty expenses to support the increased revenues, a $1.0 million increase in depreciation expense due to property and equipment additions for our data center and a $0.5 million increase in the use of temporary contractors for project management and product testing. These increases in both fixed and variable costs resulted in a decrease in the gross margin percentage during the period.

Sales and Marketing

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
Sales and marketing	$5,163	$4,347	$15,233	$12,579
Sales and marketing as % of revenues	15.6%	15.8%	15.5%	17.5%
Sales and marketing expenses increased by $0.8 million, or 18.8%, for the three months ended September 30, 2013 as compared to the same period of 2012. This increase was primarily due to a $0.3 million increase in salaries and employee benefits as well as a $0.2 million increase in stock-based compensation expense, both reflecting an increase in headcount as we have grown our sales department in order to address anticipated demand for our software solutions. In addition, recognized commission expense increased by $0.2 million, as a result of increased revenues but offset by the fact that we began deferring commissions in 2013.
Sales and marketing expenses increased by $2.7 million, or 21.1%, for the nine months ended September 30, 2013 as compared to the same period of 2012. This increase was primarily due to a $1.1 million increase in salaries and employee benefits, as well as a $0.4 million increase in stock-based compensation expense, both reflecting an increase in headcount as we have grown our sales department in order to address anticipated demand for our software solutions. This increase is also due to a $0.3 million increase in recognized commission expense as a result of increased revenues but offset by the fact that we began deferring commissions in 2013, and a $0.3 million increase due to the increased level of events and other marketing activities as compared to the prior-year period.
Research and Development

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
Research and development	$6,573	$4,756	$18,651	$13,188
Research and development as % of revenues	19.9%	17.3%	19.0%	18.3%
Research and development expenses increased by $1.8 million, or 38.2%, in the three months ended September 30, 2013 compared to the same period of 2012. The increase was primarily due to a $1.3 million increase in salaries and employee benefits reflecting an increase in headcount and a $0.4 million increase in stock-based compensation expense primarily resulting from performance share awards, or Performance Awards, granted to certain executives during the third quarter of 2012 and the first quarter of 2013 and stock option and restricted stock unit, or RSU, grants made to new and existing employees.
Research and development expenses increased by $5.5 million, or 41.4%, in the nine months ended September 30, 2013 compared to the same period of 2012. The increase was primarily due to a $3.2 million increase in salaries and employee benefits reflecting an increase in headcount, a $1.7 million increase in stock-based compensation expense primarily resulting from Performance Awards granted to certain executives during the third quarter of 2012 and the first quarter of 2013 and stock option and RSU grants made to new and existing employees and a $0.7 million increase in the use of consultants. These increases were offset by a $0.7 million decrease due to the capitalization of internal-use software development costs.
General and Administrative

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
General and administrative	$7,547	$6,023	$23,108	$14,195
General and administrative as % of revenues	22.9%	21.9%	23.5%	19.7%
General and administrative expenses increased by $1.5 million, or 25.3%, in the three months ended September 30, 2013 as compared to the same period of 2012. This increase was primarily due to a $0.4 million increase in stock-based compensation expense primarily resulting from Performance Awards granted to certain executives during the third quarter of 2012 and the first quarter of 2013 and stock option and RSU grants made to new and existing employees, a $0.3 million increase in the use of consultants and temporary contractors for infrastructure and compliance projects and a $0.2 million increase in hardware and software expenses associated with infrastructure upgrades.

General and administrative expenses increased by $8.9 million, or 62.8%, in the nine months ended September 30, 2013 as compared to the same period of 2012. This increase was primarily due to a $4.9 million increase in stock-based compensation expense primarily resulting from Performance Awards granted to certain executives during the third quarter of 2012 and the first quarter of 2013 and stock option and RSU grants made to new and existing employees, a $1.5 million increase in the use of consultants and temporary contractors for infrastructure and compliance projects, a $0.6 million increase in salaries and employee benefits reflecting an increase in headcount and a $0.9 million increase in hardware and software expenses associated with infrastructure upgrades.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income earned on investments, cash accounts and notes receivable, offset by investment premium amortization, imputed interest expense related to the DMD acquisition holdback payments and interest expense paid on equipment and software leases. The amounts were not significant in the three and nine months ended September 30, 2013 and 2012.
Income Taxes
The provision (benefit) for income taxes was $2.1 million and $(0.5) million for the three months ended September 30, 2013 and 2012, respectively, and $6.0 million and $(0.1) million for the nine months ended September 30, 2013 and 2012, respectively. The increase in the income tax provision was primarily driven by the application of U.S. federal and state statutory tax rates as we no longer had a valuation allowance on our deferred tax assets. That increase was partially offset by a tax benefit related to the reinstatement of the U.S. federal R&D tax credit during the first quarter of 2013.
Liquidity and Capital Resources
As of September 30, 2013, we had cash, cash equivalents and short-term investments of $65.1 million and long-term investments of $61.6 million. Cash and cash equivalents consist of cash and money market accounts. Both short and long-term investments consist of corporate bonds and obligations, certificates of deposit, municipal obligations, U.S. government notes and U.S. government agency securities.
We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund capital expenditures, operating expenses and other cash requirements for at least the next 12 months. We may enter into acquisitions in the future, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
The following table sets forth our statement of cash flows data for the periods presented:

	Nine months ended September 30,		Net
	2013	2012	Change
	(in thousands)
Net cash provided by operating activities	$20,978	$16,821	$4,157
Net cash used in investing activities	(54,360)	(10,263)	(44,097)
Net cash provided by financing activities	10,919	60,016	(49,097)
Net (decrease) increase in cash and cash equivalents	$(22,463)	$66,574	$(89,037)
Operating Activities
Cash provided by operating activities increased by $4.2 million from $16.8 million in 2012 to $21.0 million in 2013. Consistent with prior periods, cash provided by operating activities has historically been affected by net income adjusted for add-backs of non-cash expense items. Specifically, stock-based compensation expense increased by $7.3 million for the nine months ended September 30, 2013 as compared to the same period of 2012. This increase resulted from Performance Awards granted to certain executives during the third quarter of 2012 and the first quarter of 2013 and new stock option and RSUs grants made to new and existing employees, offset in part by reductions from fully vested, fully amortized stock options, which no longer impact expense in 2013. Excess tax benefits increased by $5.0 million primarily as a result of windfall tax benefits on the exercise of stock options. Depreciation expense increased by $1.3 million primarily due to purchases of property and equipment for our data centers. Amortization of investment premium increased because of purchases of short-term and long-term investments starting in the fourth quarter of 2012.
Cash provided by operating activities is also affected by changes in operating assets and liabilities, which resulted in a net increase of $4.1 million to operating cash flows in the nine months ended September 30, 2013 as compared to the same period in 2012. Our net accounts receivable balance fluctuates from period to period, depending on the timing of sales and billing activity, cash collections and changes to our allowance for doubtful accounts. The change in prepaid expenses and other current assets was primarily due to the timing of the payment for computer software licenses, as well as an increase in taxes receivable resulting from windfall tax benefits on the exercise of stock options. The change in deposits and other assets was due to deferred commission expenses which started in 2013 and timing of the payment for software licenses. The change in accounts payable and accrued and other liabilities was due to the timing of additional liabilities and payments in general, and does not reflect any significant change in the nature of accrued liabilities. In addition, deferred revenue increased due to higher sales.
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
Cash used in investing activities of $54.4 million for the nine months ended September 30, 2013 was primarily the result of $46.3 million in net purchases of investments, $3.0 million in scheduled payments of the holdback from the acquisition of DMD and $5.0 million for purchases of property and equipment mainly for networking equipment and capitalized internal-use software development costs.
Cash used in investing activities of $10.3 million for the nine months ended September 30, 2012 was the result of $1.6 million in net purchases of short-term investments, $2.9 million in scheduled payments of the holdback from the acquisition of DMD and $5.7 million for purchases of property and equipment mainly for our data center.
Financing Activities
Financing activities have consisted primarily of cash provided from the exercise of stock options as well as the effect of the increase in the excess tax benefit from exercise of stock options.
Cash provided by financing activities of $10.9 million for the nine months ended September 30, 2013 consisted primarily of $5.3 million in proceeds from the exercise of stock options and $6.2 million in excess tax benefits from the exercise of stock options, offset by payments on capital leases of $0.5 million.
Cash provided by financing activities of $60.0 million for the nine months ended September 30, 2012 consisted primarily of $55.8 million in net proceeds from the public offering of our common stock, $3.0 million in proceeds from the exercise of stock options, and $1.2 million in excess tax benefits from employee exercises of stock options.
Off Balance Sheet Arrangements
As of September 30, 2013, we had no off-balance sheet arrangements and operating leases were the only financing arrangements not reported on our consolidated financial statements.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We believe that there have been no significant changes in our market risk exposures for the three and nine months ended September 30, 2013, as compared with those discussed in our 2012 Form 10-K.
ITEM 4—CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
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
Our future performance will be highly dependent on our ability to continue to attract SaaS Encompass customers and to grow revenues from new on-demand services.
To maintain or increase our revenues, we must increase the number of users of our software and percentage of our software users who choose our on-demand SaaS Encompass offering, from which we generate greater revenues than from our on-premise license offering. Although we believe that recent increases in the number of SaaS Encompass customers were driven by our Success-Based Pricing strategy, we cannot guarantee our Success-Based Pricing strategy will continue to be successful. If it is not successful, or if we are unable to identify an alternate strategy and successfully increase the number of SaaS Encompass customers, our business may be materially adversely affected.
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
To grow our base of Ellie Mae Network participants, we must continue to enhance the features and functionality of our offerings, such as our TQL program, Encompass Compliance Services and Encompass Docs Solution services. We only introduced our TQL program in the fourth quarter of 2011, and we currently have three investor customers.
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
System interruptions that impair access to the Ellie Mae Network or SaaS Encompass could damage our reputation and brand and substantially harm our business.
The satisfactory performance, reliability and availability of SaaS Encompass, the Ellie Mae Network, our website, our services, including our Encompass Compliance Service, and our network infrastructure are critical to our reputation and our ability to attract and retain Ellie Mae Network participants and Encompass users. Because our service is complex and incorporates a variety of hardware and proprietary and third-party software, our service may have errors or defects that could result in unanticipated downtime for our subscribers. Internet-based services frequently contain undetected errors when first introduced or when new versions or enhancements are released. We have from time to time found defects in our service and new errors in our service may be detected in the future. In addition, our customers may use our service in unanticipated ways that may cause a disruption in service for other customers attempting to access their data. Since our customers use our service for important aspects of their business, any errors, defects, disruptions in service or other performance problems could result in negative publicity, damage our reputation and brand, reduce our revenue, cause us to issue credits, negatively impact our ability to run our business, hinder our ability to enroll new customers and cause us to lose current customers, all of which could harm our business and operating results.
We have experienced and may in the future continue to experience temporary system interruptions, either to the Ellie Mae Network or to SaaS Encompass hosting locations, for a variety of reasons, including network failures, power failures, software errors, problems with Encompass and other third-party firmware updates, as well as an overwhelming number of Ellie Mae Network participants and Encompass users trying to access our network during periods of strong demand. In addition, our two primary data centers, located in Santa Clara, California and Chicago, Illinois, are hosted by a third-party service provider over which we have little control. We depend on this third-party service provider to provide continuous and uninterrupted access to the Ellie Mae Network and SaaS Encompass. If for any reason our relationship with this third party were to end, it would require a significant amount of time to transition the hosting of our data centers to a new third-party service provider. Since we are dependent on third parties for the implementation and maintenance of certain aspects of our systems and because some of the causes of system interruptions may be outside of our control, we may not be able to remedy such interruptions in a timely manner, if at all.
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
We cannot accurately predict subscription renewal or upgrade rates and the impact these rates may have on our future revenues and operating results.
Our customers have no obligation to renew their subscriptions for our service after the expiration of their initial subscription period, which is one to five years, and they may not renew their subscriptions at the same or higher levels. In addition, in the first year of a subscription, customers often purchase a higher level of professional services than they do in renewal years. As a result, our ability to grow is dependent in part on customers purchasing additional subscriptions and services after the initial subscription term. We cannot accurately predict renewal rates given our varied customer base and the number of multi-year subscription contracts. Our customers’ renewal rates may decline or fluctuate because of several factors, including their satisfaction or dissatisfaction with our services, the prices of our services, the prices of services offered by our competitors or reductions in our customers’ spending levels due to the macroeconomic environment or other factors. If our customers do not renew their subscriptions for our services, renew on less favorable terms or do not purchase additional subscriptions or services, our revenues may grow more slowly than expected or decline and our profitability and gross margin may be harmed.
Mortgage lending volume to date has been lower in 2013 than in 2012, and it is expected to be lower in 2014 than in 2013 due to various factors which could adversely affect our business.
Mortgage lending volume to date has been lower in 2013 than in 2012, and it is expected to be lower in 2014 than in 2013. Factors that adversely impact mortgage lending volumes include increasing mortgage interest rates, reduced consumer and investor demand for mortgages, more stringent underwriting guidelines, decreased liquidity in the secondary mortgage market, high levels of unemployment, high levels of consumer debt, lower consumer confidence, changes in tax and other regulatory policies, the number of existing mortgages eligible for refinancing and other macroeconomic factors.

In addition, mortgage interest rates have been near historic lows and recently have begun to rise. Mortgage interest rates are influenced by a number of factors, including monetary policy. The Federal Reserve Bank may raise the federal funds rate, which would likely cause mortgage interest rates to rise. Increases in mortgage interest rates could reduce the volume of new mortgages originated, in particular the volume of mortgage refinancings. Additionally, a continued decrease in refinancings could continue to result in lower mortgage applications per loan, which may continue to negatively impact our transaction based revenue.
Approximately 50% of our revenues historically has been sensitive to factors that impact mortgage volumes, such as interest rate fluctuations, home sale activity and general economic conditions. The forecasted lower levels in residential mortgage loan volume in 2013 as compared to 2012 levels will require us to increase our user base and/or our revenues per loan processed by our customers in order to maintain our financial performance. Any additional decrease in residential mortgage volumes would heighten our need to increase these revenue drivers. We cannot guarantee we will be successful in these efforts, which could materially adversely affect our business.
A further shift in residential mortgage volume to the retail channels of mega lenders would adversely affect our business opportunities.
We market Encompass primarily to mortgage lenders rather than to mega lenders as retail channels of mega lenders generally have their own proprietary loan origination software. In 2012, approximately 42%2of residential mortgages in the United States were funded outside the retail channels of mega lenders. Our business and growth prospects could be materially adversely affected in the event the industry shifts further towards retail channels of mega lenders funding a greater percentage of residential mortgage loans.

We expect a number of factors to cause our operating results to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.
Our revenues and operating results have in the past varied and could in the future vary significantly from quarter-to-quarter and year-to-year because of a variety of factors, many of which are outside our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. In addition, approximately 50% of our revenues historically has been sensitive to fluctuations in mortgage volumes. In addition to other risk factors discussed in this section, factors that may contribute to the variability of our quarterly and annual results include:

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

________________

2	Inside Mortgage Finance, February 22, 2013, p.4, Top Retail Originators: 12M2012. Copyright 2013.

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
Our success will depend in part on our ability to expand our solutions and services and to grow our business in response to changing technologies, customer demands and competitive pressures. In some circumstances, we may pursue growth through the acquisition of complementary businesses, solutions or technologies rather than through internal development. For example, in January 2011, we acquired Mortgage Pricing System, LLC to introduce our Encompass Product and Pricing Service, which allows Encompass users to compare loan pricing from multiple lending sources. In August 2011, we acquired DMD to add additional potential Encompass users and increased loan volume to monetize our Encompass service offerings and the Ellie Mae Network. In October 2013, we entered into an agreement to acquire substantially all the assets of MortgageCEO, a SaaS company specializing in customer relationship management and marketing solutions for the residential mortgage industry. This acquisition is expected to close by the end of 2013 and is subject to customary closing conditions.
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
Changes to existing laws or regulations or adoption of new laws or regulations relating to the residential mortgage industry could require us to incur significant costs to update our products and services. For example, our Encompass Compliance Service analyzes mortgage loan data for compliance with consumer protection laws and institutionally mandated compliance policies and must continually be updated to incorporate changes to such laws and policies. The Dodd-Frank Act has caused and will continue to cause us to make similar updates to Encompass to address, among other things, regulations that protect consumers against unfair, deceptive and abusive practices by lenders. These updates have caused us to incur significant expense, and future updates will likely similarly cause us to incur significant expense.
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
The Ellie Mae Network is only available to mortgage originators using Encompass. The principal alternative to the use of the Ellie Mae Network by Encompass users remains traditional methods of exchanging data and documents among mortgage industry participants by email, facsimile, phone, courier and mail. In addition, mortgage originators may use standalone web browsers to go individually to each investor, lender or service provider’s website and then manually upload loan data or enter information into the website. Mortgage originators may continue to use these methods due to habit, personal business relationships or otherwise. The success of the Ellie Mae Network depends on our ability to achieve and offer access to both the critical mass of investors, lenders and service providers necessary to attract and retain mortgage originators using Encompass on the Ellie Mae Network and the critical mass of active mortgage originators necessary to attract and retain investors, lenders and service providers on our network.
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
If new industry standards and practices emerge, or if competitors introduce new solutions embodying new services or technologies, Encompass and the Ellie Mae Network technology may become obsolete. Our future success will depend on our ability to:

•	enhance our existing solutions;

•	develop and potentially license new solutions and technologies that address the needs of our prospective customers; and

•	respond to changes in industry standards and practices on a cost-effective and timely basis.
We must continue to enhance the features and functionality of Encompass and the Ellie Mae Network. The effective performance, reliability and availability of Encompass and the Ellie Mae Network infrastructure are critical to our reputation and our ability to attract and retain Encompass users and Ellie Mae Network participants. If we do not continue to make investments in product development and, as a result, or due to other reasons, fail to attract new and retain existing mortgage originators, lenders, investors and service providers, we may lose existing Ellie Mae Network participants, which could significantly decrease the value of the Ellie Mae Network to all participants and materially adversely affect our business.
Failure to adequately protect our intellectual property could harm our business.
The protection of our intellectual property rights, including our proprietary Encompass software and Ellie Mae Network technology, is crucial to the success of our business. We rely on a combination of patent, copyright, trademark and trade secret law and contractual restrictions to protect our intellectual property. Our present and future patents may provide only limited protection for our technology and may not be sufficient to provide competitive advantage to us. Furthermore, we cannot guarantee any patents will be issued to us as a result of our patent applications. We also rely in part on confidentiality and invention assignment agreements with our employees, independent contractors and consultants. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our Ellie Mae Network and Encompass features and functionality or obtain and use information that we consider proprietary. Enforcing our proprietary rights is difficult and may not always be effective.
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
Other parties have asserted, and may in the future assert, that we have infringed their intellectual property rights. For example, on March 25, 2011, we were named a defendant in a patent infringement lawsuit filed by Industry Access Incorporated alleging that our Encompass loan management software system and related operations infringes a patent and on March 19, 2013, Industry Access filed a second patent infringement lawsuit against us alleging that our products and services infringe two additional patents. See Note 7 of the Notes to Condensed Consolidated Financial Statements. In addition, we generally agree to indemnify our customers against legal claims that our software products infringe intellectual property rights of third parties and, in the event of an infringement, to modify or replace the infringing product or, if those options are not reasonably possible, to refund the cost of the software, as pro-rated over a period of years. We cannot predict whether assertions of third-party intellectual property rights or claims arising from such assertions will substantially harm our business and operating results. If we are forced to defend against any infringement claims, whether they are with or without merit or are determined in our favor, we may face costly litigation and diversion of technical and management personnel. Furthermore, an adverse outcome of a dispute may require us to: pay damages, potentially including treble damages and attorneys’ fees if the infringement were found to be willful; cease providing solutions that allegedly incorporate the intellectual property of others; expend additional development resources to redesign or re-engineer our solutions and products, if feasible; and enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies. We cannot be certain of the outcome of any litigation. Any royalty or licensing agreement, if required, may not be available to us on acceptable terms or at all. Our failure to obtain the necessary licenses or other rights could prevent the sale or distribution of some of our products and services and, therefore, could have a material adverse effect on our business.
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

ELLIE MAE, INC.

Date:	November 7, 2013	By:	/s/ Edgar A. Luce
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