Form 10-K
period 2013-12-31
ELLIE MAE INC
filed 2014-03-14
CIK 1122388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K
_____________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
_____________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $574,006,000 (based on the last reported sale price of $23.08 on June 28, 2013).
27,915,358 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding as of March 10, 2014.

Documents Incorporated by Reference
Portions of the registrant’s Proxy Statement for the registrant’s 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended December 31, 2013.

Ellie Mae, Inc.
Form 10-K
For the Year Ended December 31, 2013

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K and the documents incorporated herein by reference contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. These statements relate to future events or our future financial performance. Forward-looking statements may include words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or other wording indicating future results or expectations. Forward-looking statements are subject to risks and uncertainties, and actual events or results may differ materially. Factors that could cause our actual results to differ materially include, but are not limited to, those discussed under “Risk Factors” in this report. We also face risks and uncertainties relating to our business including: fluctuations in mortgage lending volume; the volume of mortgages originated by our Encompass users; the impact of changes in mortgage interest rates; changes in mortgage originator, lender, investor or service provider behavior and any related impact on the residential mortgage industry; our ability to accurately forecast revenues and appropriately plan our expenses; the number of Encompass users, including contracted SaaS Encompass users; the effectiveness of our marketing and sales efforts to attract new and retain existing SaaS Encompass users and Ellie Mae Network participants; transaction volume on the Ellie Mae Network; the level of demand for our Encompass Docs Solution and other services we offer; the level of adoption of our Total Quality Loan, or TQL, program; the timing of the introduction and acceptance of new Ellie Mae Network offerings and new on-demand services; interruptions in Ellie Mae Network service, our hosted Encompass software and any related impact on our reputation; our ability to protect the confidential information of our Encompass users, Ellie Mae Network participants and their respective customers; customer renewal and upgrade rates; the increased time, cost and complexity that may be required to successfully target larger customers; our ability to scale our operations and increase productivity to support our existing and growing customer base; our ability to successfully manage our growth and any future acquisitions of businesses, solutions or technologies; the risk that the anticipated benefits and growth prospects expected from the ARG Interactive, LLC (dba MortgageCEO), or MortgageCEO, acquisition may not be fully realized or may take longer to realize than expected; the timing of future acquisitions of businesses, solutions or technologies and new product launches; the impact of uncertain domestic and worldwide economic conditions, including the resulting effect on residential mortgage volumes; changes in government regulation affecting Ellie Mae Network participants or our business, and potential structural changes in the U.S. residential mortgage industry; the attraction and retention of qualified employees and key personnel; our ability to compete effectively in a highly competitive market and adapt to technological changes; our ability to enhance the features and functionality of our Encompass software and the Ellie Mae Network; our ability to protect our intellectual property, including our proprietary Encompass software; costs associated with defending intellectual property infringement and other claims; our ability to maintain effective internal controls and the risk of natural and man-made catastrophic interruptions to our business. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that arises after the date of this report, or to conform such statements to actual results or changes in our expectations.
In this report, references to “Ellie Mae,” “the Company,” “we,” “our” or “us” refer to Ellie Mae, Inc. together with its subsidiaries, unless the context requires otherwise.
PART I

ITEM 1.	BUSINESS

Our Company
We provide on-demand software solutions and services for the residential mortgage industry in the United States. Our mortgage management solutions help streamline and automate the process of originating and funding new mortgage loans, thereby increasing efficiency, improving loan quality, facilitating regulatory compliance and reducing documentation errors while providing one system of record for loans.
Our Encompass software is an end-to-end, comprehensive enterprise solution that handles most of the functions involved in running the business of originating mortgages: customer relationship management; loan processing; underwriting; preparation of application, disclosure and closing documents; funding and closing the loan for the borrower; compliance with regulatory and investor requirements and overall enterprise management that provides one system of record. Delivery of our Encompass software in an on-demand Software-as-a-Service, or SaaS, environment provides customers with the added benefits of lower up front implementation costs and reduced need for an infrastructure of servers, storage and network devices as well as providing access to the most current release of an application, periodic upgrades and regulatory updates. We also host the Ellie Mae Network, a proprietary electronic platform that allows Encompass users to conduct electronic business transactions with investors and settlement service providers they work with in order to process and fund loans. As of December 31, 2013, the Ellie Mae Network electronically connects the approximately 92,000 mortgage professionals using Encompass to the broad array of mortgage lenders, investors and third-party service providers integral to the origination and funding of residential mortgages.

For mortgage originators, Encompass is a comprehensive operating system that handles key business and management functions involved in running a mortgage origination business. Mortgage originators use Encompass as a single tool for loan processing, marketing, customer communication and to interact electronically with lenders, investors and service providers over the Ellie Mae Network. We also offer Encompass users a variety of other on-demand software services, including: Encompass Docs Solution, which automatically prepares the disclosure and closing documents necessary to fund a mortgage; Encompass CenterWise, a bundled offering of electronic document management, or EDM, and websites used for customer relationship management; Total Quality Loan, or TQL, which offers a suite of fraud detection, valuation, validation and risk analysis services; Encompass Compliance Service, which automatically checks for compliance with federal, state and local regulations throughout the origination process; tax transcript services which provide income verification capability; services for ordering and managing appraisals; Encompass CRM, a suite of tools for managing contacts, leads and marketing campaigns; Encompass Product and Pricing Service, which allows Encompass users to compare loans offered by different lenders and investors to determine appropriate mortgage programs available to a particular borrower; and Encompass Flood Service, which allows Encompass users to order and transfer flood zone certifications.
For the lenders, investors and service providers on the Ellie Mae Network, we provide electronic connectivity that allows them to do business with a significant percentage of the mortgage origination professionals in the United States.
Mortgage originators purchase Encompass software as a service, paying either recurring subscription fees or monthly fees based on the number of licensed users and mortgages funded. Our additional services are paid on a subscription or transaction basis. Lenders and service providers participating in the Ellie Mae Network also pay us fees, generally on a per transaction basis, for business received from Encompass users.
Corporate Information
Founded in 1997 as a California corporation, Ellie Mae was reincorporated as a Delaware corporation in November 2009 and completed its initial public offering of its common stock in April 2011. Our mailing address and executive offices are located at 4155 Hopyard Road, Suite 200 Pleasanton, California 94588 and our telephone number at that address is (925) 227-7000. We are subject to the information and periodic reporting requirements of the Securities Exchange Act of 1934, or Exchange Act, and, in accordance therewith, file periodic reports, proxy statements and other information with the Securities and Exchange Commission, or SEC. Such periodic reports, proxy statements and other information are available for inspection and copying at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549 or may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website at http://www.sec.gov that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. We also post on the Investor Relations page of our Website, www.elliemae.com, a link to our filings with the SEC, our Corporate Governance Guidelines and Code of Business Conduct and Ethics, which applies to all directors and all our employees, and the charters of our Audit, Compensation and Nominating and Corporate Governance committees of our board of directors. Our filings with the SEC are posted on our Website and are available free of charge as soon as reasonably practical after they are filed electronically with the SEC. Please note that information contained on our Web site is not incorporated by reference in, or considered to be a part of, this report. You can also obtain copies of these documents free of charge by writing to us at: Corporate Secretary, Ellie Mae, Inc., 4155 Hopyard Road, Suite 200, Pleasanton, CA 94588, or emailing us at: ir@elliemae.com.
Mortgage Industry Overview
Overview of Mortgage Origination Market
Mortgage originators typically advise borrowers, process loan files, collect and verify the property and borrower data upon which lending decisions are based and, in the majority of cases, fund and close the mortgage loan. According to NMLS, which is the sole system of licensure for mortgage companies for 54 state agencies and the sole system of licensure for mortgage originators for 58 state and territorial agencies, there were approximately 534,000 state licensed or federally registered individuals and 27,000 licensed companies or federal institutions engaged in originating residential mortgages across the United States at December 31, 2013.1 Mortgage originators typically fall into one of three categories: mega lenders, other mortgage lenders and mortgage brokerages.

•
Mega Lenders. Mega lenders are large commercial banks that have both a retail channel in which they work directly with borrowers to originate loans and a wholesale channel in which they buy loans originated by other mortgage originators, such as mortgage banks, smaller lenders, credit unions and mortgage brokerages.

________________

1	NMLS, A Nationwide View of State-Licensed Mortgage Entities (2013 Quarter 4) and NMLS Federal Registry Quarterly Report (2013 Quarter 4), Released March 4, 2014.

•
Mortgage Lenders. Mortgage lenders other than mega lenders include non-depository mortgage banks, smaller commercial banks, thrifts and credit unions. These companies source and fund loans and generally sell most of these funded loans to mega lenders or other investors.

•
Mortgage Brokerages. Mortgage brokerages are independent sales companies that originate loans for multiple mortgage lenders. They process and submit loan files to mortgage lenders or mega lenders that, in turn, fund the loans.

Based on estimates provided by the Mortgage Bankers Association, there were $1.8 trillion, $2.0 trillion, $1.4 trillion, $1.7 trillion and $2.0 trillion in loans originated for 1- to 4-family homes during the years ended December 31, 2013, 2012, 2011, 2010 and 2009, respectively.1
Based on information provided by Inside Mortgage Finance, 39.0% of mortgages originated nationwide during 2013 were funded directly through the retail channels of mega lenders and the remaining 61.0% were funded through other wholesale channels, mortgage lenders and brokerages2. For 2012 and 2011, this split was 43.5% / 56.5%3 and 45.0% / 55.0%4, respectively.
The Mortgage Origination Process
Originating a residential mortgage involves multiple parties and requires a complex series of data-laden transactions that must be handled accurately under tight time constraints. By the time a mortgage has been funded, the typical loan package contains over one thousand pages of documents that come from over a dozen different entities, usually operating on disparate technology systems and databases. Traditionally, much of the data used to prepare these documents has been gathered manually, rather than electronically, with documents exchanged among the many participants by facsimile, courier or mail. The entire process results in significant duplicative efforts, time delays, errors, costs and redundant paper documentation, and often exposes borrower data to potential privacy and security breaches.
The following diagram of the mortgage origination process provides a framework for understanding the complexity and inefficiency of the process and the need for automated solutions.

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

________________

1	Mortgage Bankers Association, MBA Quarterly Origination Estimates as of January 14, 2014. Copyright 2014.
2	Inside Mortgage Finance, February 28, 2014, p. 5, Top Retail Originators: 12M2013, Copyright 2014.
3	Inside Mortgage Finance, February 22, 2013, p. 5, Top Wholesale/Correspondent Channels: 12M2012, Copyright 2013.
4	Inside Mortgage Finance, February 17, 2012, p. 4, Top Retail Producers in 2011, Copyright 2012.

In addition to the challenges involved in processing loans, mortgage originators must satisfy a multitude of federal, state and local regulations and address basic business needs, including marketing, sales, product fulfillment, customer support, reporting and general management functions. Historically, most mortgage originators have operated their businesses using separate task-specific software applications that were interconnected, if at all, through customized integrations. This often resulted in constraints on effective collaboration among operating departments, limited ability to monitor the business comprehensively, increased risk of error due to inconsistent data, failure to incorporate current regulations into work flows, inadequate security and control over the process and expensive technical integration and maintenance costs.
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
Increased Regulation Affecting Lenders and Investors
Many regulatory reforms have been introduced or proposed to ensure meaningful disclosures by lenders to borrowers, increased transparency and objectivity of settlement services and greater accountability of lenders and mortgage originators. Many of the significant changes in regulations were issued in final form in 2013 including material changes to:

•
Regulation Z of the Truth in Lending Act of 1968, as amended, or TILA, by the Consumer Financial Protection Bureau, or CFPB, with an effective date for applications taken on or after January 10, 2014, in which the CFPB implemented amendments to TILA made by the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, to require that creditors determine a consumer's ability to repay a mortgage before making a loan and to establish both minimum mortgage underwriting standards and standards for complying with the ability to repay requirement by defining a “qualified mortgage,” or QM.

•
both Regulation X of the Real Estate Settlement Procedures Act of 1974 as amended, or RESPA, and Regulation Z of TILA, with an effective date for applications taken on or after January 10, 2014, in which the CFPB implemented amendments to RESPA and TILA made by the Dodd-Frank Act to expand the types of mortgage loans that are subject to the protections of the Home Ownership and Equity Protection Act of 1994, or HOEPA, by revising and expanding the triggers for coverage under HOEPA, and to impose additional restrictions on HOEPA mortgage loans, including a pre-loan counseling requirement.

•
both Regulation X of RESPA and Regulation Z of TILA, with a future effective date for applications taken on or after August 1, 2015, in which the Dodd-Frank Act directs the CFPB to issue proposed rules and forms that combine certain disclosures that consumers receive in connection with applying for and closing on a mortgage loan. In addition to combining the existing disclosure requirements and implementing new requirements in the Dodd-Frank Act, the final rule provides extensive guidance regarding compliance with those requirements.

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
Increased Quality Standards Imposed by Regulators, Lenders and Investors
Lenders have eliminated many high-risk loan product offerings and have significantly tightened underwriting and processing requirements. Similarly, investors seek higher-quality, lower-risk loans in which to invest. Consistent with these tightened standards and expectations, lenders and investors are demanding increased levels of documentation of the data upon which a lending decision will be based, increased use of third-party services to obtain unbiased and independent verification of borrowers’ creditworthiness, greater proof of the adequacy of the collateral securing mortgages and strict compliance with regulatory requirements. This trend further increases the amount of documentation and number of services required to originate and fund residential mortgages. Increased enforcement by federal and state regulators continues to encourage mortgage originators to explore technology solutions that provide adequate controls and policy enforcement to facilitate originating compliant loans.

Greater Focus on Operational Efficiencies
The regulatory reforms enacted since 2008, combined with increased demands for loan quality, have significantly increased the cost of originating residential mortgages, with direct production costs per loan increasing
 38% from 2009 to 20121. As a result, mortgage originators have sought to increase their efficiency and reduce fixed expenses, leading them to explore technology solutions to automate their business processes as well as methods to avoid or reduce expenses that are not tied to revenue generating activities.
Ellie Mae’s Encompass Solution
Ellie Mae’s comprehensive on-demand, mortgage management solution provides one system of record that helps streamline and automate the mortgage origination process, increasing efficiency and loan quality, facilitating regulatory compliance and reducing documentation errors for our users.

For mortgage originators:

•
Encompass provides mortgage originators with a core business operating system, streamlining and enhancing business-critical functions, including the ability to market to prospective or former borrowers in a controlled and compliant manner, lead generation, lead management and lead distribution, loan processing, task management, communication with borrowers and other mortgage origination participants, reporting, regulatory compliance and general business management. Encompass also provides the ability to collaborate effectively between departments and monitor the business comprehensively, all within a secure environment.

•
Additional Encompass services we offer include borrower-facing websites which enable originators to market to, communicate with and support their customers, as well as automated solutions that format disclosure and closing documents, electronically manage loan documents, verify reported income, verify regulatory compliance, order and transfer flood zone certifications and match specific borrowers to the most appropriate mortgage products offered by the lender.

•
The Ellie Mae Network enables Encompass users to submit loan data and entire files electronically and securely to lenders and order and receive electronic settlement services necessary to originate a loan.

•
In 2011, we launched the pilot program for TQL, and we currently have a limited number of investors and shared lender clients. TQL is designed to further enhance the quality, compliance and saleability of loans that are originated by Encompass users, by providing a centralized ordering and reviewing interface, greater visibility into the quality of each loan through additional reporting and dashboard tools and a best practice workflow designed to ensure a higher level of review, collaboration and loan quality. Through the centralized TQL interface, we offer a suite of fraud detection, valuation, validation and risk analysis services that are presented back to our users in a comprehensive and easy-to-consume manner, with additional data population allowing for greater use of automated rules to ensure compliance and quality. In addition, our secure, tamper-proof technology enables correspondent lenders to share the original findings and data from those services with investors and other stakeholders in the industry supply chain, in a manner that allows the investor to avoid having to reorder those services, knowing that they are the original documents that were delivered directly from the original vendor and held securely in an electronic TQL vault.

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

•
Lenders use the rules and services in our TQL program to process their loans, which provides several advantages, including more efficient loan processing, higher quality loans and faster purchase by investors and, therefore, faster turnover of lenders’ warehouse lines.

•	Our TQL program also provides the investors that purchase loans from the lenders greater assurance of both loan quality and compliance with their own lending requirements.

________________

1	Mortgage Bankers Association, Annual Mortgage Bankers Performance Report 2012 Data, Net Loan Production Income and Expense, $ per loan, Copyright June 2013.

We market Encompass primarily to mortgage originators and wholesale divisions of many mega lenders that participate in the Ellie Mae Network and interact electronically with Encompass users to fund or purchase loans processed by those originators. Although retail channels of mega lenders generally have their own proprietary loan origination software, we have begun to market to them as well.
Our Strategy
Our mission is to be the industry standard platform for residential mortgage origination in the United States. Key elements of our strategy include:
Increase the number of Encompass users.    We continue to focus our marketing efforts and product development to increase the number of mortgage banks, commercial banks, thrifts and credit unions using Encompass and the available add-on services. Mortgage lenders typically require software with comprehensive functionality to meet their various needs and generally order most of the settlement and other services available on the Ellie Mae Network in the process of funding loans. We continue to grow our sales department as we expect an increased number of mortgage lenders to assess new platform options and replace their legacy systems in response to the increased quality standards and compliance mandates affecting the industry.
Focus sales efforts on Encompass as Software-as-a-Service (SaaS).    We are focusing our marketing and sales efforts on our Encompass on-demand offering, or SaaS Encompass, particularly our Success-Based Pricing model, in contrast to our on-premise license model. With SaaS Encompass, the customer does not pay the significant up-front licensing fee associated with our on-premise license software but rather pays a monthly base fee plus additional fees based on the number of loans they fund, or success basis, which we refer to as Success-Based Pricing. We believe this offering is particularly attractive in the present residential mortgage origination market as it aligns customers’ payments for our software solutions with their own receipts of revenues. This business model also increases the efficiency of our sales and marketing efforts by allowing us to sell multiple products and services, including our SaaS version of Encompass, Encompass CenterWise, Encompass Docs Solution, Encompass Compliance Service and Encompass Product and Pricing Service, to our mortgage lender customers in a single sales effort.
Sell additional products and services to Encompass users.    By utilizing our comprehensive suite of bundled products and services, customers avoid the risk and effort of cobbling together two or more solutions from our competing vendors. To the extent users do not subscribe to our bundled offering, we intend to encourage use of more of the Encompass services we currently offer, such as document preparation, EDM, compliance services, product and pricing services, flood services and website hosting. As our customers opt for supplemental on-demand software and services, we generate additional revenues. These are services the lender must use to originate loans and by encouraging our customers to use these through the Encompass platform we can help offer the lender greater efficiency and cost savings and continue to drive additional revenue per user. We also intend to develop additional products and services to sell to our Encompass users.
Expand the use of settlement services on the Ellie Mae Network.    The Ellie Mae Network provides mortgage originators electronic access to many of the investors and mega lenders, and most of the service providers, that they need to interact with in order to process and fund loans. During 2013 and 2012, Encompass users employed the Ellie Mae Network to process on average approximately six and five transactions per loan file, respectively. These transactions included electronic ordering of credit reports and accessing the automatic underwriting systems of Fannie Mae and Freddie Mac. Electronic interaction over the Ellie Mae Network is less frequent with other service providers, such as appraisers and title and flood reporting companies. We believe this usage is lower in part because customers believe that the electronic solutions provided by settlement service entities do not offer electronic solutions superior to traditional processes. We intend to encourage providers of settlement services, such as title reports and appraisals, to deliver these services electronically through the Ellie Mae Network as such solutions improve over traditional processes.
Sell enhanced Ellie Mae Network offerings to investors, lenders and service providers.    We intend to continue to add functionality and services to the Ellie Mae Network so investors, lenders and service providers can more effectively do business with mortgage originators using Encompass. We introduced our TQL program in 2011 and continue to work to add more of our lender and investor customers to this program. Investors and lenders can populate mortgage originators’ Encompass software with specific compliance, underwriting and documentation requirements for loans prior to delivery in order to screen loans for quality and regulatory compliance.
Acquisitions.    Our industry is highly fragmented, and we believe there are strategic opportunities available to acquire competing software companies or software providers that offer related mortgage origination functionality that will complement and increase the attractiveness of Encompass. For example, in January 2014, we acquired substantially all the assets of ARG Interactive, LLC (dba MortgageCEO), or MortgageCEO, a SaaS company specializing in customer relationship management and marketing solutions for the residential mortgage industry; in January 2011, we acquired and integrated certain assets of Mortgage Pricing System, LLC, or MPS, to introduce our Encompass Product and Pricing Service; and in August 2011, we acquired all of the outstanding shares of Del Mar Datatrac, Inc., or DMD, a mortgage lending automation business, to increase our lender user base and our product offerings by providing additional proprietary back-end mortgage lending software and to broaden the functionality of our Encompass solutions. We intend to continue pursuing additional strategic acquisitions.
Products and Services
Encompass
Encompass is our proprietary comprehensive software solution that combines loan origination, business management and customer relationship management software for mortgage originators into one end-to-end system, and also provides seamless access to the investors, lenders and service providers on the Ellie Mae Network. Encompass helps users structure and streamline their mortgage origination process and facilitates collaboration among internal departments of a mortgage origination company. It supports efficiency in gathering, reviewing and verifying mortgage related data and in producing accurate documentation. It also enables enforcement of rules and business practices designed to ensure loan quality, adherence to processing standards and regulatory compliance. The core architecture of Encompass utilizes a single database that is accessible to all participants throughout the mortgage origination process.
Encompass provides the following features and benefits:

Feature	Benefits
Customer Acquisition and Relationship Management	•	Sales and marketing tools to help acquire and grow new business and pre-qualify prospective borrowers.
	•	Integration to custom branded websites to help attract new borrowers and create new loans through an online application that flows directly into the Encompass loan pipeline.
	•	Automatic lead follow-up and customer retention through campaign management capabilities that allow design and execution of multi-step marketing campaigns.
	•	Pre-qualification tools to start loan applications, access integrated pricing engines and easily find appropriate loan products and prices for a borrower.
	•	Automatic status updates posted to a branded website to keep customers and their real estate and other designated agents informed throughout the loan process.
	•	Tools used to track the effectiveness of marketing and relationship building activities.

Processing	•	Configurable pipeline, forms and workflow enable faster loan processing, reduced errors and more efficient business operations.
	•	Support for multiple business channels using configurable workflows
	•	“Alert” management allows focus on urgent and relevant issues.
	•	Collaboration tools keep stakeholders informed and reduce need to manually update other employees, partners and borrowers.
	•	Seamless access to electronic document management simplifies document handling and increases data security.

Risk Management and Business Reporting	•	Centralization of all business data and electronic images.
	•	Built-in rules and safeguards to set and enforce business practices.
	•	Management dashboards highlighting key performance indicators.
	•	Predefined reports provide out-of-the-box intelligence and can be modified with a custom report writer.

Connectivity, Personalization and Integration	•	Seamless and secure connections to thousands of service providers and investors on the Ellie Mae Network.
	•	Workflow management to define customer-specific business processes.
	•	User-defined experience through a personalized homepage.
	•	Integration with third-party applications through a software development kit to leverage existing technology investments.

Feature	Benefits
Underwriting	•	Collaborate with all origination team members to respond effectively to underwriting requests and track underwriting conditions.
	•	Communicate loan conditions, request and receive mortgage documents and track conditions and documents in a single system.
	•	Access electronic copies of borrower documents within the loan file and compare them with actual loan data to reduce risk of data inconsistencies.

Secondary Marketing and Trade Management	•	Manage lock requests and accurately track buy-side and sell-side pricing.
	•	Allocate loans that qualify for trades, track progress and capture key trade details.
	•	Alerts provide notification of deadlines to help avoid late-delivery fees.

Closing and Funding	•	Enter closing data, perform audits and order closing documents all within a single loan file.
	•	Closing data populates funding worksheets, helping to reduce errors and enable faster funding.

Post-Closing, Shipping and Delivery	•	Comprehensive tracking, fulfillment and shipping of loan package.
	•	Tools to manage interim servicing before selling loans to investors.

Advanced Customization and Business Rule Management	•	Enterprise-level functionality for higher level security, more granular control of processes and flexible customization of the software.
	•	Comprehensive control over workflow, business rules, processes and user groups.

Mortgage originators can subscribe to SaaS Encompass, an on-demand solution that we host which the customer accesses through the Internet. Mortgage originators using SaaS Encompass pay monthly per-user subscription fees or fees based on their monthly loan volume, either separately or as a bundled package, subject to monthly base fees. This Success-Based Pricing model also includes our Encompass Docs Solution and Encompass Compliance Services.
Encompass Solutions and Services
Solutions offered within our on-demand platform include the Ellie Mae TQL Program, Encompass CenterWise, Encompass TPO WebCenter, Encompass Docs Solution, Encompass Compliance Service, Encompass Product and Pricing Service, Encompass 4506-T Service, Encompass Appraisal Service, and Encompass Flood Service. We have expanded our solution offerings to include Encompass CRM since acquiring MortgageCEO in 2014.

Ellie Mae TQL Program: The Ellie Mae TQL Program is a centralized platform of services within Encompass that facilitates improved consistency, efficiency and loan quality. TQL enables the ordering of multiple necessary services, such as compliance, income verification, fraud checks, collateral risk, and more, from one tool. If selling mortgages to investors, TQL also aligns the ordered services with those required by the specific investor to help expedite the sales process for both lender and investor.
Encompass CenterWise: Encompass CenterWise is a bundled offering of Encompass WebCenter and Encompass EDM.

Encompass WebCenter: Encompass WebCenter provides the ability to create and customize professional websites for lender headquarters, branches and/or loan officers. Encompass WebCenter helps facilitate the interaction of Encompass users with borrowers, allowing prospective borrowers to initiate loan applications online. If an application is initiated online, it is fed into the loan originator’s Encompass loan processing pipeline. Encompass WebCenter provides borrowers and their real estate agents real-time 24/7 loan status updates.

Encompass Electronic Document Management. Encompass EDM gives Encompass users the ability to go paperless and receive, store, manage and deliver any documents electronically and securely to borrowers, real estate agents, lenders and settlement service providers. Encompass EDM creates virtual loan folders, or eFolders, containing all documents involved in the loan process including those generated by the Encompass software, documents received electronically and paper documents that are digitized using facsimile, document recognition and scanner technology. Encompass EDM gives borrowers the option to eSign or wet sign disclosures. Once a loan is funded, Ellie Mae servers retain the virtual loan folder for long-term storage and compliance.

Encompass TPO WebCenter: Encompass TPO WebCenter is a web-based extension of Encompass that enables loan level interaction between a third-party originator, or TPO, and a lender. TPO WebCenter provides a secure, synchronized web-based environment for the TPO to upload loan files and supporting documentation directly into the Encompass software used by the lender. As the lender confirms locks, changes milestones and adds conditions, the TPO sees what is happening in real-time through the TPO WebCenter, eliminating back and forth emails and faxes.

Encompass Docs Solution: Encompass Docs Solution is an integrated, comprehensive initial disclosure and closing document preparation solution that electronically generates the dozens of documents a borrower must receive and sign prior to the funding of a loan. Unlike other third-party document preparation services, mortgage originators using Encompass Docs Solution do not have to move loan data from their loan origination system to a separate closing system. The data, calculations and compliance tests are all within Encompass. As a result, Encompass Docs Solution increases the accuracy and efficiency of the document preparation to closing process.

Encompass Compliance Service: Encompass Compliance Service analyzes mortgage loan data for compliance with consumer protection laws and institutionally mandated compliance policies. Encompass Compliance Service can automatically run loan file checks multiple times during processing, underwriting, closing or funding a loan to check against a comprehensive set of federal, state and local regulations. Quick results analysis and review capabilities help identify any compliance problem or data that needs correcting. Encompass Compliance Service is integrated with Encompass but can be used with other loan origination software as well.

Encompass Product and Pricing Service: Encompass Product and Pricing Service allows Encompass users to automatically compare qualified loan products with the latest pricing and easily pinpoint the best program for a borrower. Seamless two-way workflow sends information directly from the loan file to the product and pricing engine and adjustment information directly back into Encompass, incorporating loan officer compensation compliance rules into loan pricing.

Encompass 4506-T Service: Encompass 4506-T Service is an integrated income verification solution that allows users to electronically order tax return data from the Internal Revenue Service, quickly receive reports back, and compare and validate the income stated on the loan application with the borrower’s actual tax returns.

Encompass Appraisal Service: Encompass Appraisal Service enables Encompass users to seamlessly order, track, and retrieve appraisal reports from within Encompass. Users can manage their own panel of independent appraisers or work with one of Ellie Mae’s integrated appraisal management companies.

Encompass Flood Service: Encompass Flood Service allows Encompass users to order and transfer basic and life-of-loan flood zone determination electronically. Documentation and data are stored automatically for review and investor delivery.

Encompass CRM: Encompass CRM, which was made available to SaaS Encompass users in January 2014, includes a suite of sales and marketing tools that allows users to manage contacts, leads and marketing campaigns within Encompass. It also provides reporting and controls for marketing and sales efforts.
The Ellie Mae Network
A key component of SaaS Encompass is the Ellie Mae Network, which enables mortgage originators to choose from, and connect to, a broad array of investors, mega lenders and third party service providers essential to the processing and funding of loans. Key functions of the Ellie Mae Network include the following:

•
Mortgage originators can electronically and securely submit loan files to the investors and mega lenders to whom they intend to sell them, in order to have the loans underwritten and priced and to have loan rates locked.

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
The data centers host all of the Ellie Mae Network services and SaaS versions of Encompass. The data centers are designed with fault tolerance protection for all layers of the platform and infrastructure, including routers, switches, load balancers and firewalls, as well as the web and application services and backend database connections. In the event of a complete site failure, such as may occur in the event of a regional natural disaster, all of the services in a site can be recovered to the other site as a part of our disaster recovery strategy.
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
Research and Development
We devote substantial resources to enhance the features and functionality of our offerings as well as developing new products and services. Our research and development expenses totaled $24.7 million, $18.1 million and $13.0 million in 2013, 2012 and 2011, respectively.

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
We are committed to developing and protecting our intellectual property and, where appropriate, file patent applications to protect our technology. We currently hold seven United States, or U.S., patents, with two patent applications pending and three continuing patent applications in the United States. The term of any issued patent in the United States is generally 20 years from its filing date and if our applications are pending for a long time period, we may have a correspondingly shorter term for any patent that may issue. U.S. Patent Nos. 8,364,579 and 7,444,302, which apply to the Internet or cloud-based transaction platforms that connect our customers to lenders, vendors and Government Sponsored Enterprises in the Ellie Mae Network within the Encompass Loan Origination System, expire in 2024 and 2025, respectively. U.S. Patent No. 8,126,920, which applies to the enterprise security management system of the Encompass Loan Origination System, expires in 2029. U.S. Patent Nos. 7,472,089 and 8,117,117, which apply to web integration of Loan Origination Software interfaces used in lender and vendor connections in the Ellie Mae Network, expire in 2024. US. Patent No. 8,600,798, which applies to the loan screening in the Ellie Mae Network, expires in 2030. U.S. Patent Nos. 7,412,417 and 7,752,124, which apply to the Mavent rule-based validation engine and its automation used in our Encompass Compliance Service, expire in 2020. Our present and future patents may provide only limited protection for our technology and may not be sufficient to provide competitive advantages to us. Furthermore, we cannot guarantee any patents will be issued as a result of our patent applications.
We hold a number of registered and unregistered trademarks, service names and domain names that are used in our business in the United States.

Competition
The mortgage origination software market is highly competitive. There are many software providers catering to mortgage brokerages and mortgage lenders. Our current principal software competitors include: Byte Software Inc., a subsidiary of CBCInnovis; Calyx Technology, Inc.; Davis + Henderson Corporation; Harland Financial Solutions, a subsidiary of Davis + Henderson Corporation; ISGN Solutions Inc.; Mortgage Builder Software, Inc.; OpenClose Mortgage Software; and PCLender.com, Inc., a subsidiary of Fidelity National Financial, Inc.. Some of these software providers, including Calyx Technology, Inc., also provide connectivity between their software users and lenders and service providers.
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
Competition with Service Providers
We only offer our other Encompass software services to Encompass users. There are many other service providers that also offer our Encompass users competing software services, including:
Borrower-facing Websites. We compete against providers of borrower-facing websites for mortgage originators, including: a la mode, inc.; Mortgagebot, a Davis + Henderson company and Mortgage Internet Technologies, Inc. (dba vLender.Com).
Document Preparation Services. We compete against document preparation service providers, including: DigitalDocs, Inc.; DocMagic Inc.; LenderLive Network, Inc.; MRG Document Technologies; Mortgage Banking Systems, Inc. and Wolters Kluwer Financial Services, Inc.
Compliance Services. We compete against compliance software service providers, including: Interthinx, Inc., a subsidiary of Verisk Analytics, Inc.; LogicEase Solutions Inc., an investee of Corelogic, and Wolters Kluwer Financial Services, Inc.
Product and Pricing Services. We compete against product and pricing service providers, including: Insight Lending Solutions, Inc.; Mortech, Inc., a Zillow business; NYLX, Inc. and Optimal Blue, LLC.
Electronic Document Management. We compete against EDM providers, including: Encomia, LLC; SigniaDocs, Inc.; VirPack Corporation and Xerox Mortgage Services, Inc.
We compete against these providers not only based on the quality of the service we offer, but also on integration of each specific service provided within Encompass’s overall workflow. This enhances mortgage originators’ control over the mortgage origination process and reduces errors and costs through the seamless exchange of data across applications and services.
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
Lenders and service providers, including those who participate on the Ellie Mae Network, can and do connect with mortgage originators that are not Encompass users in a variety of ways, including through other networks between mortgage originators and lenders and service providers such as RealEC Technologies, Inc., a subsidiary of Fidelity National Financial, Inc.
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
We believe we generally compete favorably with our competitors; however, some of our actual and potential competitors enjoy substantial competitive advantages over us, such as longer operating histories and significantly greater financial, technical, marketing and other resources.
Government Regulation
The U.S. mortgage industry is heavily regulated. Mortgage originators, lenders, investors and service providers with which we do business are subject to federal, state and local laws that regulate and restrict the manner in which they operate in the residential mortgage industry, including Regulation X of RESPA, Regulation Z of TILA, the Mortgage Disclosure Improvement Act, and SAFE. In addition, the passage of the Dodd-Frank Act has increased, and will continue to increase, regulation of the mortgage industry, including: generally prohibiting lenders from making residential mortgage loans unless a good faith determination is made of a borrower’s creditworthiness based on verified and documented information; requiring the CFPB to enact regulations to help assure that consumers are provided with timely and understandable information about residential mortgage loans that protect them against unfair, deceptive and abusive practices; and requiring federal regulators to establish minimum national underwriting guidelines for residential mortgages that lenders will be allowed to securitize and sell to third-party investors without retaining any of the loans’ default risk. Although we are not directly subject to these laws and regulations, changes to these laws and regulations could broaden the scope of parties or activities subject to regulation and require us to comply with their restrictions, and new products and services developed by us may be subject to, or have to reflect, these laws or regulations.
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
Employees
At December 31, 2013, we had 407 full-time employees, including 79 in sales and marketing, 275 in research and development and technology and 53 in general and administrative functions. None of our employees are covered by a collective bargaining agreement.
Facilities
Our corporate headquarters are located in Pleasanton, California, in two facilities totaling 54,000 square-feet, under subleases expiring in May 2015. We also have field-based staff operating in several areas around the country, primarily based in Irvine, California; Calabasas, California; San Diego, California; Worcester, Massachusetts; Omaha, Nebraska; and Montville, New Jersey.

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
Our success will also depend, to a large extent, on the willingness of mortgage lenders to continue to accept the SaaS model for delivering software applications that they view as critical to the success of their business. Our success will substantially depend on our ability to convince enterprises using on-premise enterprise software solutions to invest significant personnel and financial resources to migrate to our SaaS offering. It is difficult to predict customer adoption rates and demand for our services, the future growth rate and size of the SaaS market or the entry of competitive applications. The growth of the SaaS market depends on a number of factors, including the cost, performance and perceived value associated with SaaS offerings, as well as the ability of SaaS companies to address security and privacy concerns. If other SaaS providers experience security incidents, loss of customer data, disruptions in delivery or other problems, the market for SaaS applications as a whole, including our own products and services, may be negatively affected. If there is a reduction in demand for SaaS caused by technological challenges, weakening economic conditions, security or privacy concerns, competing technologies and products, decreases in corporate spending or otherwise, it could result in decreased revenues and our business could be adversely affected.
In order to grow our business, we must expand the use of settlement services on, and increase the number of transactions effected through, the Ellie Mae Network.
To grow our base of Ellie Mae Network participants, we and settlement service providers must continue to enhance the features and functionality of offerings to them. In addition, increasing the number of settlement service transactions effected through the Ellie Mae Network will depend, in part, on settlement service providers enhancing their technical capabilities, which is largely beyond our control.
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
Our customers have no obligation to renew their subscriptions for our service after the expiration of their initial subscription period, which ranges from one to five years. They may also choose to renew their subscriptions at lower levels. In addition, in the first year of a subscription, customers often purchase a higher level of professional services than they do in renewal years. As a result, our ability to grow is dependent in part on customers purchasing additional subscriptions and services after the initial subscription term. We cannot accurately predict renewal rates given our varied customer base and the number of multi-year subscription contracts. Our customers’ renewal rates may decline or fluctuate because of several factors, including their satisfaction or dissatisfaction with our services, the prices of our services, the prices of services offered by our competitors or reductions in our customers’ spending levels due to the macroeconomic environment or other factors. If our customers do not renew their subscriptions for our services, renew on less favorable terms or do not purchase additional subscriptions or services, our revenues may grow more slowly than expected or decline and our profitability and gross margin may be harmed.
Mortgage lending volume was lower in 2013 than in 2012, and it is expected to be lower in 2014 than in 2013 due to various factors which could adversely affect our business.
Mortgage lending volume was lower in 2013 than in 2012, and it is expected to be lower in 2014 than in 2013. Factors that adversely impact mortgage lending volumes include increasing mortgage interest rates, reduced consumer and investor demand for mortgages, more stringent underwriting guidelines, decreased liquidity in the secondary mortgage market, high levels of unemployment, high levels of consumer debt, lower consumer confidence, changes in tax and other regulatory policies, the number of existing mortgages eligible for refinancing and other macroeconomic factors.
In addition, mortgage interest rates were at historic lows and recently have been rising. Mortgage interest rates are influenced by a number of factors, including monetary policy. The Federal Reserve Bank may raise the federal funds rate, which would likely cause mortgage interest rates to rise. Increases in mortgage interest rates could reduce the volume of new mortgages originated, in particular the volume of mortgage refinancings. Additionally, because the ratio of applications to closed loans typically is greater with refinancings than with purchase loans, a continued decrease in refinancings would result in fewer mortgage applications per funded loan. Since we generate some Ellie Mae Network revenues during the application process, regardless of whether the loan is eventually funded, this may continue to negatively impact our transaction based revenue.
We currently estimate that approximately 30% to 40% of our revenues has some sensitivity to volume. The forecasted lower levels in residential mortgage loan volume in 2014 as compared to 2013 levels will require us to increase our user base and/or our revenues per loan processed by our customers in order to maintain our financial performance. Any additional decrease in residential mortgage volumes would heighten our need to increase these revenue drivers. We cannot guarantee we will be successful in these efforts, which could materially adversely affect our business.
A significant decline in mortgage origination volume, such as the significant drop in mortgage volume anticipated in 2014, could also negatively impact our customers, resulting in a reduction of their Encompass users, consolidation with other lenders or cessation of operations. If any of these occurs, it could materially adversely affect our business.

We expect a number of factors to cause our operating results to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.
Our revenues and operating results have in the past varied and could in the future vary significantly from quarter-to-quarter and year-to-year because of a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be indicative of future operating results. In addition to other risk factors discussed in this section, factors that may contribute to the variability of our quarterly and annual results include:

•	the number of Encompass users;

•	the volume of mortgages originated by Encompass users, especially users on our Success-Based Pricing model;

•	transaction volume on the Ellie Mae Network;

•	fluctuations in mortgage lending volume;

•	the relative mix of purchase and refinance volume handled by Encompass users;

•	the level of demand for our services;

•	the timing of the introduction and acceptance of Ellie Mae Network offerings and new on-demand services;

•	costs associated with defending intellectual property infringement and other claims; and

•	changes in government regulation affecting Ellie Mae Network participants or our business.
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
Part of our business strategy is to target larger mortgage lenders that handle greater volumes of loans. As we target more of our sales efforts at larger customers, we could face greater costs, longer sales cycles and less predictability in completing some of our sales. In this market, the customer's decision to use our products and services may be an enterprise-wide decision and, if so, this type of sale could require us to provide greater levels of education regarding the use and benefits of our products and services. In addition, larger customers may demand more customization, implementation services and features. As a result of these factors, these sales opportunities may require us to devote greater sales support and professional services resources to individual customers, driving up costs and time required to complete sales and diverting our own sales and professional services resources to a smaller number of larger transactions, while potentially requiring us to delay revenue recognition on some of these transactions until the technical or implementation requirements have been met.
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
Managing our growth will require significant expenditures and allocation of valuable management resources. We have been aggressively hiring talent in all areas of our business, which has significantly increased our expenses. If we fail to achieve the necessary level of efficiency in our organization as it grows, our business would be harmed. We are also in the process of upgrading and/or replacing various software systems including our new enterprise resource planning, or ERP, system, which we began using during the fourth quarter of 2013. The implementation of an ERP system entails certain risks, including difficulties with changes in business processes that could disrupt our company's operations, such as our ability to process orders, provide services and customer support, fulfill contractual obligations and aggregate financial and operational data, and the ERP providers to deliver the functionality we require and in a timely manner. Unanticipated problems impacting the implementation of these systems could significantly increase the expenditures and resources allocated to this project, divert the attention of management and harm our business. If the implementations of these new applications are delayed, or if we encounter unforeseen problem with our new systems or in migrating away from our existing applications and systems, our operations and our ability to manage our business could be negatively impacted.
Integrating future acquisitions could disrupt our business, harm our financial condition and operating results or dilute or adversely affect the price of our common stock.
Our success will depend in part on our ability to expand our solutions and services and to grow our business in response to changing technologies, customer demands and competitive pressures. In some circumstances, we may pursue growth through the acquisition of complementary businesses, solutions or technologies rather than through internal development. For example, in January 2014, we acquired substantially all the assets of MortgageCEO, a SaaS company specializing in customer relationship management and marketing solutions for the residential mortgage industry.
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
Even if we successfully complete an acquisition, we may not be able to assimilate and integrate effectively the acquired business, technologies, solutions, assets, personnel or operations, particularly if key personnel of an acquired company decide not to work for us. We may encounter difficulty in incorporating acquired technologies into our service and maintaining the quality standards that are consistent with our brand and reputation. In addition, we may issue debt or equity securities to complete an acquisition, which could dilute our stockholders’ ownership and adversely affect the price of our common stock.
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
Changes to existing laws or regulations or adoption of new laws or regulations relating to the residential mortgage industry could require us to incur significant costs to update our products and services. Our Encompass Compliance Service analyzes mortgage loan data for compliance with consumer protection laws and institutionally mandated compliance policies and must continually be updated to incorporate changes to such laws and policies. The Dodd-Frank Act has caused and will continue to cause us to make similar updates to Encompass, Encompass Product and Pricing Service, Encompass Docs Solution, TQL and the Ellie Mae Network to address, among other things, regulations that protect consumers against unfair, deceptive and abusive practices by lenders. For example, additional tools and product updates were recently required to address the Ability-to-Repay, or ATR, / Qualified Mortgage, or QM, and Federal and State High Cost rules effective in January 2014. These additions and updates have caused us to incur significant expense, and future updates will likely similarly cause us to incur significant expense.
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
Volatility or lack of performance in our stock price may also affect our ability to attract and retain our key employees. Our named executive officers are vested in a substantial amount of stock options and performance share awards. Employees may be more likely to leave us if the shares they own or the shares underlying their vested options have significantly appreciated in value relative to the original purchase prices of the shares or the exercise prices of the vested options, or if the exercise prices of the options that they hold are significantly above the market price of our common stock. If we are unable to retain our named executive officers or other key employees, our business will be harmed.
We operate in a highly competitive market, which could make it difficult for us to attract and retain Encompass users and Ellie Mae Network participants.
The mortgage origination software market is highly competitive. There are many software providers, such as: Byte Software Inc., a subsidiary of CBCInnovis; Calyx Technology, Inc.; Harland Financial Solutions, a subsidiary of Davis + Henderson Corporation; and PCLender.com, Inc., a subsidiary of Fidelity National Financial, Inc., that compete with us by offering loan origination software to mortgage originators. Some software providers, including Calyx Technology, Inc., also provide connectivity between their software users and lenders and service providers. Other connectivity alternatives are provided by services such as RealEC Technologies, Inc., a subsidiary of Fidelity National Financial, Inc. We also compete with compliance and document preparation service providers that are much larger and more established than us. There is vigorous competition among providers of these services and we may not succeed in convincing potential customers using other services to switch to ours. Many service providers connect directly to mortgage originators without using any loan origination software. Some of our competitors also offer services on a per closed loan basis, which could adversely impact the effectiveness of our Success-Based Pricing strategy for increasing the number of SaaS Encompass customers. If we are unsuccessful in competing effectively by providing attractive functionality, customer service or value, we could lose existing Encompass users to our competitors and our ability to attract new Encompass users could be harmed.
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
Some of our actual and potential competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we do and, as a result, these companies may be able to respond more quickly to changes in regulations, new technologies or customer demands, or devote greater resources to the development, promotion and sale of their software and services than we can. In addition, we may face increased competition as a result of continuing industry consolidation, such as: Accenture's acquisition of Mortgage Cadence LLC in August 2013; Davis + Henderson Corporation’s acquisitions of Harland Financial Solutions in August 2013, Mortgagebot LLC in April 2011 and Avista Solutions, Inc. in May 2012; Lender Processing Services, Inc.’s acquisition of PCLender.com, Inc. in March 2011; Optimal Blue, Inc.’s acquisition of LoanSifter, Inc. in December 2013 and Fidelity National Financial, Inc.’s acquisition of Lender Processing Services, Inc. in January 2014. We expect the mortgage origination market to continue to attract new competitors and there can be no assurance that we will be able to compete successfully against current or future competitors or that competitive pressures we face will not materially adversely affect our business.
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
We must continue to enhance the features and functionality of Encompass, other Encompass services and the Ellie Mae Network. The effective performance, reliability and availability of Encompass, Encompass services and the Ellie Mae Network infrastructure are critical to our reputation and our ability to attract and retain Encompass users and Ellie Mae Network participants. If we do not continue to make investments in product development and, as a result, or due to other reasons, fail to attract new and retain existing mortgage originators, lenders, investors and service providers, we may lose existing Ellie Mae Network participants, which could significantly decrease the value of the Ellie Mae Network to all participants and materially adversely affect our business.
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
Other parties have asserted, and may in the future assert, that we have infringed their intellectual property rights. For example, on March 25, 2011, we were named a defendant in a patent infringement lawsuit filed by Industry Access Incorporated alleging that our Encompass loan management software system and related operations infringes a patent and on March 19, 2013, Industry Access filed a second patent infringement lawsuit against us alleging that our products and services infringe two additional patents. See Note 8 of the Notes to Condensed Consolidated Financial Statements. In addition, we generally agree to indemnify our customers against legal claims that our software products infringe intellectual property rights of third parties and, in the event of an infringement, to modify or replace the infringing product or, if those options are not reasonably possible, to refund the cost of the software, as pro-rated over a period of years. We cannot predict whether assertions of third-party intellectual property rights or claims arising from such assertions will substantially harm our business and operating results. If we are forced to defend against any infringement claims, whether they are with or without merit or are determined in our favor, we may face costly litigation and diversion of technical and management personnel. Furthermore, an adverse outcome of a dispute may require us to: pay damages, potentially including treble damages and attorneys’ fees if the infringement were found to be willful; cease providing solutions that allegedly incorporate the intellectual property of others; expend additional development resources to redesign or re-engineer our solutions and products, if feasible; and enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies. We cannot be certain of the outcome of any litigation. Any royalty or licensing agreement, if required, may not be available to us on acceptable terms or at all. Our failure to obtain the necessary licenses or other rights could prevent the sale or distribution of some of our products and services and, therefore, could have a material adverse effect on our business.
Current or future litigation could substantially harm our business.
We have been and continue to be involved in legal proceedings, claims and other litigation. For more on legal proceedings, see Note 8 of the Notes to Condensed Consolidated Financial Statements.
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
As a publicly-traded company, we are subject to compliance with, among other regulations, Section 404 of the Sarbanes-Oxley Act of 2002, or SOX, which requires that we test our internal control over financial reporting and disclosure controls and procedures. Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our compliance with SOX requires that we incur substantial expense and expend significant management time on compliance-related issues. If we fail to achieve and maintain an effective internal control environment, we could suffer material misstatements in our financial statements and fail to meet our reporting obligations, which would likely cause investors to lose confidence in our reported financial information. This could harm our operating results and lead to a decline in our stock price. Additionally, ineffective internal control over financial reporting could expose us to increased risk of fraud or misuse of corporate assets and subject us to potential delisting from the New York Stock Exchange, regulatory investigations, civil or criminal sanctions and class action litigation.
Because we act as a third-party technology service provider to financial institutions and provide mission-critical products and services for many financial institutions that are regulated by one or more member agencies of the Federal Financial Institutions Examination Council, or FFIEC, we are subject to an IT examination by the member agencies of the FFIEC. As a result, the FFIEC conducts recurring IT Examinations in order to identify existing or potential risks associated with our operations that could adversely affect the financial institutions to whom we provide products and services, evaluate our risk management systems and controls and determine our compliance with applicable laws that affect the products and services we provide to financial institutions. In addition to examining areas such as our management of technology, data integrity, information confidentiality and service availability, the reviews also assess our financial stability. A sufficiently unfavorable review from the FFIEC could result in our financial institution customers not being allowed to use our technology products and services, which could have a material adverse effect on our business and financial condition.
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
The following table sets forth the location and approximate square footage of each of our principal properties. All properties are leased under operating leases that expire at various times through 2018.

Location	Primary Use	Approximate Square Footage
Pleasanton, CA	Headquarters	54,000

San Diego, CA	Branch office	14,400

Omaha, NE	Branch office	10,500

Irvine, CA	Branch office	3,400

Calabasas, CA	Branch office	1,500

Montville, NJ	Branch office	1,000

Worcester, MA	Branch office	1,000
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
Market Information for Common Stock
Our common stock has been traded on the New York Stock Exchange, or NYSE, under the symbol “ELLI” since June 5, 2012, after having been traded on NYSE MKT, formerly the NYSE Amex, since April 15, 2011. The following table sets forth the high and low sales prices of our common stock as reported on the NYSE and NYSE MKT for the periods indicated.

	Low	High
Year ended December 31, 2012
First Quarter	$5.39	$11.16
Second Quarter	$10.59	$18.15
Third Quarter	$17.53	$30.40
Fourth Quarter	$21.27	$29.46
Year ended December 31, 2013
First Quarter	$18.61	$30.59
Second Quarter	$21.00	$26.34
Third Quarter	$21.96	$32.61
Fourth Quarter	$22.46	$33.24
Holders of Our Common Shares
As of March 10, 2014, there were approximately 69 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
Performance Graph
The following graph compares the total cumulative shareholder return on our common stock with the total cumulative return of the NYSE Composite Index, the NYSE Arca Technology Index, and the S&P 500 North American Technology-Software Index for the period from April 15, 2011 (the date our common stock commenced trading on the NYSE MKT) through December 31, 2013. The graph reflects the closing sales price of $6.77 per share on April 15, 2011 as the initial value of our common stock. We selected the S&P 500 North American Technology-Software Index as a replacement for the NYSE Arca Technology Index, which was discontinued as a published index during 2013. As such, we do not present the total cumulative return for the NYSE Arca Technology Index beyond December 31, 2012.

	4/15/2011	12/31/2011	12/31/2012	12/31/2013
Ellie Mae, Inc.	100.00	83.46	409.90	396.90
NYSE Composite	100.00	90.64	105.13	132.74
NYSE Arca Technology	100.00	71.86	77.14	—
S&P 500 North American Technology-Software	100.00	87.52	102.77	134.74

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

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or incorporated by reference into any filing of Ellie Mae, Inc. under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA
The consolidated statements of operations data for the years ended December 31, 2013, 2012 and 2011 and the consolidated balance sheets data as of December 31, 2013 and 2012 are derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statements of operations data for the years ended December 31, 2010 and 2009 and the consolidated balance sheets data as of December 31, 2011, 2010 and 2009 are derived from our audited consolidated financial statements not included elsewhere in this report. Our historical results are not necessarily indicative of future performance. You should read the following selected consolidated financial data below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, related notes and other financial information included elsewhere in this report. The selected consolidated financial data in this section are not intended to replace the consolidated financial statements and are qualified in their entirety by the consolidated financial statements and related notes included elsewhere in this report.

	Year ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenues	$128,481	$101,845	$55,494	$43,234	$37,707
Cost of revenues (1)	32,748	23,114	15,784	12,505	12,163
Gross profit	95,733	78,731	39,710	30,729	25,544

Operating expenses:
Sales and marketing (1)	21,331	17,887	12,126	9,555	7,532
Research and development (1)	24,695	18,053	12,975	10,468	7,945
General and administrative (1)	30,853	21,601	12,900	9,823	8,213
Total operating expenses	76,879	57,541	38,001	29,846	23,690

Income from operations	18,854	21,190	1,709	883	1,854
Other income (expense), net	460	(43)	76	119	72

Income before income taxes	19,314	21,147	1,785	1,002	1,926
Income tax provision (benefit)	6,738	1,683	(1,835)	225	264

Net income	$12,576	$19,464	$3,620	$777	$1,662

Net income per share of common stock:
Basic	$0.47	$0.83	$0.23	$0.22	$0.51
Diluted	$0.44	$0.76	$0.18	$0.05	$0.11
Weighted average shares outstanding:
Basic	26,581,962	23,523,222	15,618,053	3,495,731	3,266,133
Diluted	28,502,403	25,537,192	20,649,451	17,146,735	15,536,269

	Year ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$33,462	$44,114	$23,732	$14,349	$11,491
Short-term investments	$46,325	$16,243	$1,933	$2,556	$4,719
Long-term investments	$56,285	$43,728	$—	$—	$—
Property and equipment, net	$12,751	$9,494	$5,539	$2,710	$2,921
Working capital	$77,560	$58,784	$19,965	$15,788	$11,548
Total assets	$228,572	$185,615	$99,771	$62,956	$57,718
Redeemable convertible preferred stock	$—	$—	$—	$82,672	$82,672
Total stockholders’ equity (deficit)	$206,896	$166,862	$78,858	$(31,825)	$(35,516)

(1) Stock-based compensation included in the above line items:
	Year ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Cost of revenues	$745	$271	$103	$192	$144
Sales and marketing	1,041	467	201	303	145
Research and development	3,469	1,552	406	443	271
General and administrative	9,004	4,559	970	1,130	563
Total	$14,259	$6,849	$1,680	$2,068	$1,123

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
We provide on-demand software solutions and services for the residential mortgage industry in the United States. Our mortgage management solutions help streamline and automate the process of originating and funding new mortgage loans, thereby increasing efficiency, improving loan quality, facilitating regulatory compliance and reducing documentation errors while providing one system of record for loans.
Mortgage originators use our Encompass software, a comprehensive operating system that handles key business and management functions involved in running a mortgage origination business. Mortgage originators use Encompass as a single tool for loan processing, marketing, customer communication and to interact electronically with lenders, investors and service providers over the Ellie Mae Network. Our software also enables enforcement of rules and business practices designed to ensure loan quality, adherence to processing standards and regulatory compliance.
We also offer Encompass users a variety of other on-demand software services, including: Encompass Docs Solution, which automatically prepares the disclosure and closing documents necessary to fund a mortgage; Encompass CenterWise, a bundled offering of EDM and websites used for customer relationship management; TQL, which offers a suite of fraud detection, valuation, validation and risk analysis services using streamlined workflows and processing rules; Encompass Compliance Service, which automatically checks for compliance with federal, state and local regulations throughout the origination process; tax transcript services which provide income verification capability to our customers; Encompass Product and Pricing Service, which allows Encompass users to compare loans offered by different lenders and investors to determine appropriate mortgage programs available to a particular borrower and Encompass Flood Service, which allows Encompass users to order and transfer flood zone certifications. By the nature of our on-demand service, even with our robust security monitoring and detection systems, we cannot guarantee that our security measures will prevent security breaches and we may need to expend significant resources to protect against and remedy any potential security breaches and their consequences.
The Ellie Mae Network electronically connects the approximately 92,000 mortgage professionals using Encompass to the broad array of mortgage lenders, investors and third-party service providers integral to the origination and funding of residential mortgages. During the mortgage origination process, mortgage originators may order various services through the Ellie Mae Network, including credit reports, product eligibility and pricing services, automated underwriting services, appraisals, title reports, insurance, flood certifications and flood insurance, compliance reviews, fraud detection, document preparation and verification of income, identity and employment. Mortgage originators can also initiate secure data transmission to and from lenders and investors.
We were formed as a California corporation in 1997 and reincorporated in Delaware in November 2009. From inception through 2000, we developed consumer-facing websites and initial versions of our network. We launched our first transaction platform in late 2000, the present version of which is the Ellie Mae Network.
Our revenues consist of on-demand and on-premise revenues. On-demand revenues are generated primarily from software subscriptions we host that customers access through the Internet, including customers who pay fees based on the number of loans they fund, or success basis, subject to monthly base fees, which we refer to as Success-Based Pricing. On-demand revenues also include software services that are sold transactionally as well as Ellie Mae Network transaction fees paid by lender-investors, service providers and certain government-sponsored entities participating on the Ellie Mae Network. On-premise revenues are generated from customer-hosted software licenses and implementations, training and maintenance services. For further discussion of the sources of our revenue and our revenue recognition policy, please see our Critical Accounting Policies and Estimates below.
Our on-demand revenues generally track the seasonality of the residential mortgage industry, typically, but not always, with increased activity in the second and third quarters and reduced activity in the first and fourth quarters as home buyers tend to purchase their homes during the spring and summer in order to move to a new home before the start of the school year. Mortgage volumes are also impacted by other factors such as interest rate fluctuations, home sale activity and general economic conditions, which can lead to departures from the typical seasonal pattern. For example, increases in mortgage interest rates could reduce the volume of new mortgages originated and, in particular, the volume of mortgage refinancings. We currently estimate that approximately 30% to 40% of our revenues has some sensitivity to volume. Contracted revenues, which are not sensitive to volume, represented 57% of total revenues for the year ended December 31, 2013.
We are investing aggressively in initiatives that we believe will help us continue to grow our business, improve our products and services and strengthen our competitive advantage while bringing sustainable, long-term value to our customers. During 2013, we accelerated our investments in our sales and client services capabilities, in research and development and in technology infrastructure to support our user additions and overall business growth. These investments included expanding our talent across the organization by hiring additional personnel, especially for our customer acquisition, client services and implementation teams and our research and development teams; developing next-generation products and enhancements; purchasing computer equipment; upgrading our telephony systems and building out new office facilities.
In addition to our internal initiatives, our business strategy has evolved to address recent industry trends, including:

•	expected lower lending volume;

•	increased quality standards imposed by regulators, lenders and investors;

•	increased regulation affecting lenders and investors;

•	greater focus by our customers on operational efficiencies; and

•	customers adopting multi-channel strategies
We are responding to these trends as follows:
Expected lower lending volume. Mortgage lending volume is expected to be lower in 2014 than in 2013, as forecasted by Fannie Mae, Freddie Mac and the Mortgage Bankers Association. Since late 2009, we have focused our marketing and sales efforts on our on-demand SaaS Encompass offering, and particularly our SaaS Encompass Success-Based Pricing model, in contrast to our on-premise license model. In our on-demand SaaS Encompass offering, the customer does not pay the significant up-front licensing fee associated with our license model, which we believe is particularly attractive in the present climate of the residential mortgage origination market. Our SaaS Encompass Success-Based Pricing model builds on this value proposition by aligning customers’ payments for our software solutions with their own receipts of revenues. Our focus on our SaaS Encompass offering is important in light of lower lending volumes because we typically generate greater revenues per user through our on-demand SaaS Encompass offering than through our on-premise license offering.
We are also focusing on increasing use of our Ellie Mae Network offerings and our other services, which were introduced from late 2009 through late 2011. These offerings include our TQL program, Encompass Compliance Service, Encompass Product and Pricing Service, Encompass Docs Solution and Encompass 4506-T Service. During 2013 and 2012, Encompass users employed the Ellie Mae Network to process on average approximately six and five transactions per loan file, respectively. By continuing to enhance our service offerings and encouraging providers of settlement services to deliver their services electronically through the Ellie Mae Network, we will continue to build value for Ellie Mae Network participants while increasing the number of transactions for which the Ellie Mae Network is used.
Increased quality standards imposed by regulators, lenders and investors. Encompass is designed to automate and streamline the process of originating mortgages to, among other things, satisfy increased quality requirements of investors. Relevant features of Encompass include enabling customers’ management to impose processing rules and formats, and providing milestone and process reminders, automated population of forms with accurate data, and accurate and automated transmission of loan files and data from originators to investors and lenders. Our TQL program is designed to further enhance the quality, compliance and saleability of loans that are originated through Encompass. Additionally, TQL is intended to reduce the opportunities for errors in the process of transferring information from originator to investor and give investors confidence in the accuracy and regulatory compliance of the information that is underlying loan files.
In response to the increased quality standards and compliance mandates affecting the industry, we expect an increased number of mortgage lenders to assess new platform options and replace their legacy systems. We have increased the size of our customer acquisition, implementation and support teams by approximately 42% from December 31, 2012 to December 31, 2013 in order to address anticipated demand for our software solutions.
Increased regulation affecting lenders and investors. Regulatory reforms have significantly increased the complexity and importance of regulatory compliance. We devote considerable resources to continually upgrading software to help customers address regulatory changes. We offer Encompass Compliance Service, which automatically checks loan files for compliance with the myriad of federal, state and local regulations and alerts users to possible violations of these regulations. In addition, we have a staff of attorneys and work with compliance experts who help assure that documents prepared using our software and the processes recommended by the Encompass workflow comply with applicable rules and regulations. We believe we are well-positioned to help our customers meet additional requirements from the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, that became effective in January 2014. Our ATR/QM, functionality is designed to allow our customers to document their compliance with the CFPB’s ATR/QM Final Rule that applies to the majority of residential mortgage loan originations in the United States. We believe we are also well-positioned to help our customers meet future Dodd-Frank Act requirements as they are published and become effective.
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
Acquisition Strategy
Our industry is highly fragmented, and we believe there are strategic opportunities available to acquire competing software companies or software providers that offer related mortgage origination functionality that will complement and increase the attractiveness of Encompass. For example, in January 2014, we acquired substantially all the assets of MortgageCEO,
________________

1	Mortgage Bankers Association, Annual Mortgage Bankers Performance Report 2011 Data, Net Loan Production Income and Expense, $ per loan, Copyright June 2012.

a SaaS company specializing in customer relationship management and marketing solutions for the residential mortgage industry; in January 2011, we acquired and integrated certain assets of MPS to introduce our Encompass Product and Pricing Service; and in August 2011, we acquired all of the outstanding shares of DMD, a mortgage lending automation business, to increase our lender user base and our product offerings by providing additional proprietary back-end mortgage lending software and to broaden the functionality of our Encompass solutions. We intend to continue pursuing additional strategic acquisitions.
Operating Metrics
We use certain operational metrics to evaluate our business, determine allocation of our resources and make decisions regarding corporate strategy. We focus on these metrics to determine our success in leveraging our user base to increase our revenues and to gauge the degree of our market penetration.
These metrics are defined below.
Contracted revenues. Contracted revenues are those revenues that are fixed by the terms of a contract and are not affected by fluctuations in mortgage origination volume.  These revenues consist of the base fee portion of success-based SaaS Encompass revenues, monthly per-user subscription SaaS Encompass revenues, on-premise revenues, and subscription revenues paid for products other than Encompass.
SaaS Encompass revenues. SaaS Encompass revenues are those revenues earned from the customer’s usage of the SaaS version of Encompass. These revenues consist of success-based revenues and monthly fees paid by legacy SaaS customers.
Active Encompass users. An active Encompass user is a mortgage origination professional who has used Encompass at least once within a 90-day period preceding the measurement date. An Encompass user is a mortgage origination professional working at an Encompass mortgage lender, such as a mortgage bank, commercial bank, thrift or credit union, which sources and funds loans and generally sells these funded loans to investors; or a mortgage brokerage, which typically processes and submits loan files to a mortgage lender or mega lender that funds the loan.
Contracted SaaS users. A contracted SaaS user is a mortgage origination professional who has a license to use SaaS Encompass and has an obligation to pay for this license, but who is not necessarily an active user.
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
Revenue per average active Encompass user. Revenue per average active Encompass user is calculated by dividing total revenues by average active Encompass users during the period.
SaaS Encompass revenue per average active SaaS Encompass user. SaaS Encompass revenue per average active SaaS Encompass user is calculated by dividing total SaaS Encompass revenues by average active SaaS Encompass users during the period.

The following table shows these operating metrics as of and for the years ended December 31, 2013, 2012 and 2011:

	Year ended December 31,
	2013	2012	2011
Revenues (in thousands):
Total revenues	$128,481	$101,845	$55,494
Total contracted revenues	$72,967	$48,768	$30,312
Total SaaS Encompass revenues	$73,698	$47,940	$19,803
Users at end of period:
Contracted SaaS users	95,044	60,187	35,745
Active Encompass users	92,161	73,687	53,767
Active SaaS Encompass users	63,695	41,458	24,252
Active SaaS Encompass users as a percentage of active Encompass users	69%	56%	45%
Active SaaS Encompass users as a percentage of contracted SaaS users	67%	69%	68%
Average users during period:
Active Encompass users	87,276	63,993	51,455
Active SaaS Encompass users	55,421	33,203	19,330
Active SaaS Encompass users as a percentage of active Encompass users	64%	52%	38%
Revenue per average user during period:
Revenue per average active Encompass user	$1,472	$1,592	$1,078
SaaS Encompass revenue per average active SaaS Encompass user	$1,330	$1,444	$1,024
Basis of Presentation
General
Our consolidated financial statements include the accounts of Ellie Mae, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation.
Revenue Recognition
We generate revenue primarily from transaction-based fees and fees for software and related services. Our software can be accessed either through a company-hosted subscription or a customer-hosted license. Accordingly, our revenues are now described as on-demand and on-premise revenues. Sales taxes assessed by governmental authorities are excluded from revenue.
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
On-premise Revenues
On-premise revenues are revenues generated from maintenance services, sales of customer-hosted software licenses (except for customer-hosted Success-Based Pricing revenues, which are included in on-demand revenues described above), and professional services, which include consulting, implementation and training services.

Cost of Revenues and Operating Expenses
Cost of Revenues
Our cost of revenues consists primarily of: salaries and benefits, including stock-based compensation; expenses for document preparation, income verification and compliance services; customer support; data centers; depreciation on computer equipment used in supporting the Ellie Mae Network, SaaS Encompass and Encompass CenterWise offerings; amortization of acquired intangible assets such as developed technology and trade names; professional services associated with implementation of our software; and allocated facilities costs. We expect that our cost of revenues will continue to increase in absolute dollars as our revenues increase, as we make additional investments in our technology infrastructure and as we continue to hire additional personnel in our implementation and customer support departments to support new customers.
Sales and Marketing
Our sales and marketing expenses consist primarily of: salaries, benefits and incentive compensation, including stock-based compensation and commissions; allocated facilities costs; expenses for trade shows, public relations and other promotional and marketing activities; expenses for travel and entertainment; and amortization of acquired intangible assets such as customer lists and contracts. We expect that our sales and marketing expense will continue to increase as we continue to hire additional sales personnel in order to address anticipated demand for our software solutions as we expect an increased number of mortgage lenders to assess new platform options and replace their legacy systems. We also intend to increase marketing activities focused on SaaS Encompass, our Ellie Mae Network offerings and our other Encompass services.
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
Other Income (Expense), Net
Other income (expense), net consists of interest income earned on investments, cash accounts and notes receivable, offset by investment discount amortization and imputed interest expense related to the DMD acquisition holdback payments (see Note 5 of the Notes to Consolidated Financial Statements) and interest expense paid on equipment and software leases.
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
We believe that the assumptions and estimates associated with revenue recognition, income taxes, stock-based compensation, goodwill and intangible assets, fair value of investments, deferred commissions and software and website development costs have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, please see Note 2 of the Notes to Consolidated Financial Statements.

Revenue Recognition
We generate revenue primarily from on-demand and on-premise fees for software and related services.
On-Demand Revenues
Subscription Services and Usage-Based Fee Arrangements. Subscription services and usage-based fee arrangements generally include a combination of our products delivered as software-as-a-service, or SaaS, and support services. These arrangements are non-cancelable and do not contain refund-type provisions. These revenues generally include the following:
SaaS Encompass Revenues. We offer web-based, on-demand access to Encompass for a monthly recurring fee. We provide the right to access our loan origination software and handle the responsibility of managing the servers, providing security, backing up the data and applying updates; however, except where customers self-host a portion of the software in a Success-Based Pricing structure, customers under SaaS arrangements may not take possession of the software at any time during the term of the agreement. Subscription revenues are recognized ratably over the contract terms beginning on the commencement date of each contract, which is the date the Company’s service is made available to customers. Contracts generally range from one to five years. Alternatively, customers can elect to pay on a per closed loan, or success, basis. Success basis contracts generally have a term of one to five years and are subject to monthly base fees, which enable customers to close loans up to a contractually agreed-to minimum number of transactions, and additional closed loan fees, which are assessed for loans closed in excess of the minimum. Revenue is earned from both base fees and additional closed loan fees as the result of the customer’s usage of Encompass. Monthly base fees are recognized over the respective monthly service period as the software is utilized. Additional closed loans fees are recognized when the loans are reported as closed. This offering also includes Encompass CenterWise, Encompass Compliance Service and Encompass Docs Solution for Encompass as integrated components, which are combined elements of the arrangement that is delivered in conjunction with the SaaS Encompass offering and therefore is not accounted for separately.
Encompass CenterWise Revenues. Encompass CenterWise is a bundled offering of EDM and websites used for customer relationship management. Generally, revenue is recognized for Encompass CenterWise after the service is rendered, except when Encompass CenterWise is automatically included as an integrated component of the SaaS Encompass offering, in which case the associated revenue is recognized as described above.
Services Revenues. We provide mortgage-related and other business services, including automated documentation preparation and compliance reports. Services revenues are recognized after the services are rendered.
Transaction Revenues. We have entered into agreements with various lenders, service providers and certain government agencies participating in the mortgage origination process that provide them access to, and ability to interoperate with, mortgage originators on the Ellie Mae Network. Under these agreements, we earn transaction fees when transactions are processed through the Ellie Mae Network. Transaction revenues are recognized when there is evidence that the qualifying transactions have occurred on the Ellie Mae Network and collection of the resulting receivable is reasonably assured.
On-Premise Revenues
With the exception of revenue from customers that self-host a portion of the software in a Success-Based Pricing structure, which is recognized as described above, revenue from the sale of software licenses is recognized in the month in which the required revenue recognition criteria are met, generally in the month in which the software is delivered. Revenue from the sale of maintenance services and professional services is recognized over the period in which the services are provided.
Multiple Element Arrangements
The Company has entered into both subscription services and software arrangements with multiple elements. When subscription services involve multiple elements that qualify as separate units of accounting, we allocate arrangement consideration at the inception of an arrangement to all deliverables based on the relative selling price method in accordance with the selling price hierarchy, which includes: (i) vendor specific objective evidence, or VSOE, if it is available; (ii) third-party evidence, or TPE, if VSOE is not available; and (iii) the best estimate of selling price, or BESP, if neither VSOE nor TPE is available.
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
Because we have determined that neither VSOE nor TPE is available, we use BESP to allocate the selling price to multiple elements in subscription services arrangements. The amount of revenue allocated to delivered items is limited by contingent revenue, if any.
In order to treat deliverables in a multiple-deliverable arrangement as separate units of accounting, the deliverables must have standalone value upon delivery. Subscription services have standalone value as such services are often sold separately. Additionally, we have concluded that professional services have standalone value. In establishing standalone value, we considered the following factors for each professional services agreement: availability of the services from other vendors, the nature of the professional services, and the timing of when the professional services contract was signed in comparison to the subscription service start date.
For software arrangements with multiple elements (e.g., undelivered maintenance and support contracts bundled with licenses), revenue is allocated to the delivered elements of the arrangement when VSOE is determinable, using the residual value method based on objective evidence of the fair value of the undelivered elements, which is specific to the Company. When VSOE is not determinable, the entire arrangement is recognized ratably over the term of the contract. Revenue is recognized under this model upon receipt of cash payment from the customer if collectability is not reasonably assured and when other revenue recognition criteria have been met. The VSOE of fair value for maintenance and support obligations related to licenses is based upon the prices paid for the separate renewal of these services by the customer. Maintenance revenues are recognized ratably over the period of the maintenance contract.
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

Stock-based Compensation
We recognize compensation expense related to stock option grants that are ultimately expected to vest based on estimated fair values on the date of grant using the Black-Scholes option-pricing model. Such expense is recognized on a straight-line basis over the requisite service period of the award, which generally equals the vesting period. As of December 31, 2013, estimated future compensation costs related to unvested stock options are $4.8 million in 2014, $3.6 million in 2015, $2.4 million in 2016, and $0.6 million in 2017.
We recognize compensation expense related to restricted awards, restricted stock unit awards, or RSUs, performance share awards, or Performance Awards, based on the fair market value of the underlying shares of common stock as of the date of grant. Expense related to the restricted awards and the RSUs are recognized on a straight-line basis over the requisite service period of the award, which generally equals the vesting period. Expense related to the Performance Awards is recognized under an accelerated method over the requisite service period of the award, which recognizes a larger portion of the expense during the beginning of the vesting period than in the end of the vesting period. We estimate the probable number of shares of common stock that will be granted until the achievement of the performance goals is known. As of December 31, 2013, estimated future compensation costs related to unvested RSUs and Performance Awards are $5.9 million in 2014, $3.8 million in 2015, $2.3 million in 2016, and $0.7 million in 2017.
The date of grant is the date at which we and the employee reach a mutual understanding of the key terms and conditions of the award, appropriate approvals are received by approval by the board of directors and we become contingently obligated to issue equity instruments to the employee who renders the requisite service.
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
The following table summarizes the assumptions used in the Black-Scholes option-pricing model relating to stock options in the years ended December 31, 2013, 2012 and 2011:

	Year ended December 31,
	2013	2012	2011
Stock option plans:
Risk-free interest rate	0.95-1.87%	0.74-1.10%	1.17-2.20%
Expected life of options (in years)	5.27-6.08	5.27-6.08	5.27-6.08
Expected dividend yield	—%	—%	—%
Volatility	50-52%	52-59%	53-55%
Employee Stock Purchase Plan: (1)
Risk-free interest rate	0.05-0.13%	0.13-0.14%	0.05%
Expected life of options (in years)	0.5	0.5	0.5
Expected dividend yield	—%	—%	—%
Volatility	36-37%	37-47%	52%

(1) Employee Stock Purchase Plan established in 2011.

Goodwill and Other Intangible Assets
Goodwill and other intangible assets are stated at cost less accumulated amortization, as appropriate. Other intangible assets include developed technology, trade names and customer lists and contracts. Intangibles with finite lives are amortized on a straight-line basis over the estimated periods of benefit, generally one to nine years. Goodwill is not amortized, but tested for impairment at least annually, or whenever changes in circumstances indicated that the carrying amount of goodwill or intangible assets may not be recoverable. These tests are performed at the reporting unit level, which is the company as a whole, using a two-step, fair-value approach. We completed annual impairment tests for the years ended December 31, 2013, 2012 and 2011 and determined that our goodwill was not impaired for those years.
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
Fair Value of Investments
All of our investments that have maturities of greater than 90 days are classified as available-for-sale and are carried at fair value. We invest excess cash primarily in investment-grade interest-bearing securities such as money market accounts, certificates of deposit, commercial paper, corporate bonds, municipal and government agency obligations and guaranteed obligations of the U.S. government, all of which are subject to minimal credit and market risks. Fair value is determined based on quoted market rates when observable or utilizing data points that are observable, such as quoted prices, interest rates and yield curves. The cost of available-for-sale marketable securities sold is based on the specific identification method. Unrealized gains and losses, net of tax, are reported in stockholders’ equity as accumulated other comprehensive loss. Realized gains and losses are included in other income (expense), net. Interest and dividends are included in other income (expense), net when they are earned.
As of December 31, 2013, our assets measured and recorded at fair value on a recurring basis included $16.4 million of money market funds and $105.5 million of marketable debt instruments. Of these marketable debt instruments, $11.4 million was classified as Level 1 and $94.1 million as Level 2. All of our money market funds are classified as Level 1. When determining fair value, we consider the principal or most advantageous market in which we would transact, and we consider assumptions that market participants would use when pricing the asset or liability. For further information, see “Fair Value of Financial Instruments” in Notes 2 and 4 of the Notes to Consolidated Financial Statements.
Credit risk is factored into the valuation of financial instruments that we measure and record at fair value. When fair value is determined using pricing models, such as a discounted cash flow model, the issuer’s credit risk is factored into the calculation of the fair value, as appropriate.
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
We had no investments classified as Level 3 at December 31, 2013.

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
Software and Website Development Costs
The Company capitalizes internal and external costs incurred to develop internal-use software and website applications. Capitalized internal costs include salaries, benefits and stock-based compensation charges for employees that are directly involved in developing the software or website application, and depreciation of assets used in the development process. Capitalized external costs include third-party consultants involved in the development process, as well as other direct costs incurred as part of the development process.
Capitalization of costs begins when the preliminary project stage is completed, and management authorizes and commits to funding a project and it is probable that the project will be completed and the software or website application will be used to perform the function intended. Internal and external costs incurred as part of the preliminary project stage are expensed as incurred.
Capitalization ceases at the point at which the project is substantially complete and ready for its intended use, after all substantial testing is completed. Internal and external training costs and maintenance costs during the post-implementation operation stage are expensed as incurred.
Internal-use software is amortized on a straight-line basis over its estimated useful life, generally three years. Our management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. The capitalized costs are included in the property and equipment, net line in the accompanying consolidated balance sheets. For the years ended December 31, 2013 and 2012, we capitalized software and website application development costs of $5.0 million and $0.5 million, respectively. There were no such costs capitalized in the year ended December 31, 2011. There was $69,000 in amortization of capitalized internal-use software and website development costs recorded during the year ended December 31, 2013 and no such amortization recorded during the years ended December 31, 2012 and 2011.
Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Revenues	$128,481	$101,845	$55,494
Cost of revenues (1)	32,748	23,114	15,784
Gross profit	95,733	78,731	39,710
Operating expenses:
Sales and marketing (1)	21,331	17,887	12,126
Research and development (1)	24,695	18,053	12,975
General and administrative (1)	30,853	21,601	12,900
	76,879	57,541	38,001
Income from operations	18,854	21,190	1,709
Other income (expense), net	460	(43)	76
Income before income taxes	19,314	21,147	1,785
Income tax provision (benefit)	6,738	1,683	(1,835)
Net income	$12,576	$19,464	$3,620

(1) Stock-based compensation included in the above line items:
	Year ended December 31,
	2013	2012	2011
	(in thousands)
Cost of revenues	$745	$271	$103
Sales and marketing	1,041	467	201
Research and development	3,469	1,552	406
General and administrative	9,004	4,559	970
	$14,259	$6,849	$1,680

	Year ended December 31,
	2013	2012	2011
	(as a percentage of revenues)
Revenues	100.0%	100.0%	100.0%
Cost of revenues	25.5	22.7	28.4
Gross profit	74.5	77.3	71.6
Operating expenses:
Sales and marketing	16.6	17.6	21.9
Research and development	19.2	17.7	23.4
General and administrative	24.0	21.2	23.2
	59.8	56.5	68.5
Income from operations	14.7	20.8	3.1
Other income (expense), net	0.3	—	0.1
Income before income taxes	15.0	20.8	3.2
Income tax provision (benefit)	5.2	1.7	(3.3)
Net income	9.8%	19.1%	6.5%
Revenues
The following table sets forth our revenues by type for the periods presented:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Revenue by type:
On-demand	$115,938	$88,752	$46,865
On-premise	12,543	13,093	8,629
Total	$128,481	$101,845	$55,494

	Year ended December 31,
	2013	2012	2011
	(as a percentage of revenues)
Revenue by type:
On-demand	90%	87%	84%
On-premise	10	13	16
Total	100%	100%	100%
Total revenues increased $26.6 million, or 26.2%, for the year ended December 31, 2013 as compared to the same period of 2012.

On-demand revenues increased by $27.2 million, consisting primarily of a $25.8 million increase in SaaS Encompass revenues, of which $24.2 million related to our Success-Based Pricing model. SaaS Encompass revenues increased as a result of the addition of new SaaS Encompass users and as a result of upgrades of existing customers to our SaaS platform. The number of average active SaaS Encompass users increased by 66.9% from 33,203 for the year ended December 31, 2012 to 55,421 for the year ended December 31, 2013 due to the addition of new customers and the transition of on-premise licensed users to our SaaS Encompass Success-Based Pricing offering. The revenue growth attributable to the increase in average active SaaS Encompass users was partially offset by a 7.9% decrease in SaaS Encompass revenue per average active SaaS user from $1,444 for the year ended December 31, 2012 to $1,330 for year ended December 31, 2013, caused primarily by a decline in closed loan volume, lenders’ focus on preparing for ATR/QM rules and longer implementation cycles for some of the larger customers that were added earlier in 2013.
Additional contributors to the growth in on-demand revenues were a $1.0 million increase in revenues from our Encompass CenterWise offering primarily due to an increase in our customers, a $2.5 million increase in revenues from our TQL program and a $0.3 million increase in revenues from network transactions due to increased network usage for the year ended December 31, 2013 compared to the same period of 2012. Partially offsetting the increase in on-demand revenues was a $2.9 million decrease in revenues from our standalone Encompass Docs Solution for the year ended December 31, 2013 compared to the same period of 2012, primarily as a result of the conversion of customers from standalone solutions to SaaS Encompass and partially from two standalone solutions subscription customers having gone out of business during the third quarter of 2013.
On-premise revenues decreased by $0.6 million for the year ended December 31, 2013 compared to the same period of 2012, primarily due to a $2.7 million decrease in software license and maintenance fees as our on-premise customers converted to SaaS Encompass Success-Based Pricing users. This decrease in revenues was offset by a $2.2 million increase in revenues from implementation services for the year ended December 31, 2013 compared to the same period of 2012, as we began to charge for implementation services during the third quarter of 2013.
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
On-demand revenues also increased due to continued adoption of new product offerings. Revenues from our tax transcript services that we began offering in the first quarter of 2011 increased by $2.3 million while our appraisal and title services increased by $1.2 million for the year ended December 31, 2012 compared to same period of 2011. Our TQL program was introduced during the fourth quarter of 2011 and TQL revenues increased by $1.4 million for the year ended December 31, 2012 compared to the year ended December 31, 2011.
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
On-premise revenues increased by $4.5 million primarily due to DMD license and maintenance revenues. We acquired DMD in August 2011.

Gross Profit

	Year ended December 31,
	2013	2012	2011
	(in thousands except percentages)
Gross profit	$95,733	$78,731	$39,710
Gross margin	74.5%	77.3%	71.6%

Gross profit increased by $17.0 million and gross margin decreased by 2.8 percentage points during the year ended December 31, 2013 as compared to the same period of 2012 as revenues increased by $26.6 million and cost of revenues increased by $9.6 million. The decrease in the gross margin for 2013 is primarily a result of an increase in fixed costs associated with headcount added to our implementation, professional services and customer support organizations and investments we have made in expanding our data centers. Cost of revenues increased primarily due to a $1.2 million increase in third-party royalty expenses to support the increased revenues, a $5.8 million increase in salaries and employee benefits from increased professional services and customer support headcount, a $0.5 million increase in stock-based compensation expense relating to our increased headcount, a $0.5 million increase in temporary staff and consulting costs associated with improvements to our data center operations and a $1.2 million increase in depreciation expense due to capital additions.
Gross profit and gross margin increased by $39.0 million and 5.7 percentage points, respectively, in the year ended December 31, 2012 as compared to the same period of 2011 as revenues increased by $46.4 million and cost of revenues increased by $7.3 million. The increase in the gross margin for 2012 is primarily a result of our ability to utilize existing infrastructure to accommodate revenue growth and the fixed nature of certain costs such as intangible amortization. Cost of revenues increased primarily due to a $2.6 million increase in third-party royalty expenses to support the increased revenues, a $2.6 million increase in salaries and employee benefits from increased professional services and customer support headcount as well as the increase in headcount in hiring former DMD employees following the DMD acquisition in August 2011, a $1.0 million increase in consulting costs associated with improvements to our data center operations and a $0.9 million increase in depreciation expense due to property and equipment additions. The increase in cost of revenues was partially offset by the capitalization of $1.0 million in compensation and consulting costs associated with data center improvements.
Sales and Marketing

	Year ended December 31,
	2013	2012	2011
	(in thousands except percentages)
Sales and marketing	$21,331	$17,887	$12,126
Sales and marketing	16.6%	17.6%	21.9%
Sales and marketing expenses increased by $3.4 million, or 19.3%, in the year ended December 31, 2013 as compared to the same period of 2012. This increase was primarily due to a $1.9 million increase in salaries and employee benefits as well as a $0.6 million increase in stock-based compensation expense, both reflecting an increase in headcount as we continued to grow our sales and marketing departments in an effort to increase our market share. Additionally, travel and entertainment expenses in support of our sales function increased by $0.5 million, and technology and telecommunications expenses incurred in support of our sales function increased by $0.3 million.
Sales and marketing expenses increased by $5.8 million, or 47.5%, in the year ended December 31, 2012 as compared to the same period of 2011. This increase was primarily due to a $2.2 million increase in salaries and employee benefits reflecting additional headcount as we have grown our sales department in order to address anticipated demand for our software solutions and additional headcount from the hiring of former DMD employees in August 2011, a $1.2 million increase in commissions commensurate with the increase in revenues, a $0.8 million increase due to the increased level of sales and marketing activities in 2012 as compared to the prior-year period including our Encompass User Summit in the fourth quarter of 2012 and a $0.6 million increase in amortization of acquired intangible assets related to the DMD acquisition which occurred in August 2011.
Research and Development

	Year ended December 31,
	2013	2012	2011
	(in thousands except percentages)
Research and development	$24,695	$18,053	$12,975
Research and development	19.2%	17.7%	23.4%
Research and development expenses increased by $6.6 million, or 36.8%, in the year ended December 31, 2013 compared to the same period of 2012. The increase was primarily due to a $3.8 million increase in salaries and employee benefits reflecting an increase in headcount, a $1.9 million increase in stock-based compensation expense primarily resulting from Performance Awards granted to certain executives during the third quarter of 2012 and the first quarter of 2013 and stock option and RSU grants made to new and existing employees and a $0.5 million increase in the use of consultants.

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
 General and Administrative

	Year ended December 31,
	2013	2012	2011
	(in thousands except percentages)
General and administrative	$30,853	$21,601	$12,900
General and administrative	24.0%	21.2%	23.2%
General and administrative expenses increased by $9.3 million, or 42.8%, in the year ended December 31, 2013 as compared to the same period of 2012. This increase was primarily due to a $4.4 million increase in stock-based compensation expense primarily resulting from Performance Awards granted to certain executives during the third quarter of 2012 and the first quarter of 2013 and stock option and RSU grants made to new and existing employees, a $1.4 million increase in the use of consultants and temporary contractors for infrastructure and compliance projects, a $1.1 million increase in technology expenses relating to licenses and support for software used to manage our business, a $0.9 million increase in fees to professional service firms for accounting, tax, and investor relations services and a $0.4 million increase in depreciation expenses resulting from overall growth of our business and headcount.
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
Other (Expense) Income, Net
Other income (expense), net includes imputed interest expense related to the DMD acquisition holdback liability and interest income from notes receivable and investments. The amounts were not significant in the years ended December 31, 2013, 2012 and 2011.
Income Taxes
Income tax provision of $6.7 million in 2013 was primarily due to statutory taxes on pretax income of $19.3 million. Income tax provision of $1.7 million in 2012 was primarily due to statutory taxes on pretax income of $21.1 million offset by a $6.6 million reduction in our deferred tax asset valuation allowance. Income tax benefit of $1.8 million in 2011 was primarily due to a $1.7 million reduction in our deferred tax asset valuation allowance resulting from the August 2011 acquisition of DMD and a one-time refund of $0.3 million for prior year alternative minimum taxes paid resulting from the carry back of eligible small business tax credits, partially offset by a $0.1 million current year tax provision.
Our effective tax rate did not significantly differ from the statutory federal rate during the year ended December 31, 2013, although there were offsetting differences between the effective tax rate and statutory federal rate due to non-deductible items, state taxes, and federal research and development credits. During the years ended December 31, 2012 and 2011, our effective tax rate differed from the statutory federal rate principally due to changes in the valuation allowance.
The valuation allowance decreased by $2.0 million in 2011, decreased by $6.5 million in 2012 and increased by $0.5 million in 2013. We continue to maintain a valuation allowance against the deferred tax assets related to certain state research and development tax credits, the realization of which is uncertain as we expect to generate additional such credits at a faster rate than we are able to utilize them. We will continue to assess the need for a valuation allowance on deferred tax assets by evaluating both positive and negative evidence that may exist. Any adjustment to the deferred tax asset valuation allowance will be recorded in the income statement for the periods that the adjustment is determined to be required.
Liquidity and Capital Resources
As of December 31, 2013, we had cash, cash equivalents and short-term investments of $79.8 million and long-term investments of $56.3 million. Cash and cash equivalents consist of cash and money market accounts. Both short and long-term investments consist of corporate bonds and obligations, certificates of deposit, municipal obligations, U.S. government notes and U.S. government agency securities.
We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund capital expenditures, operating expenses and other cash requirements for at least the next 12 months. We may enter into acquisitions in the future, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
The following table sets forth our statement of cash flows data for the periods presented:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Net cash provided by operating activities	$29,248	$27,753	$6,372
Net cash used in investing activities	$(52,314)	$(69,121)	$(21,268)
Net cash provided by financing activities	$12,414	$61,750	$24,279
Net increase (decrease) in cash and cash equivalents	$(10,652)	$20,382	$9,383
Operating Activities
Cash provided by operating activities increased by $1.5 million from $27.8 million in 2012 to $29.2 million in 2013. In the consolidated statements of cash flows, cash provided by operating activities is presented as net income adjusted for non-cash expense items and changes in operating assets and liabilities. Net income decreased by $6.9 million for the year ended December 31, 2013 as compared to the same period of 2012. The net contribution of non-cash expense items to cash provided by operating activities increased by $3.3 million for the year ended December 31, 2013 as compared to the same period of 2012. The net contribution of changes in operating assets and liabilities to cash provided by operating activities increased by $5.1 million for the year ended December 31, 2013 as compared to the same period of 2012.
Contributing to the increase in the net contribution of non-cash expense items was a $7.4 million increase in stock-based compensation expense, primarily due to Performance Awards granted to certain executives during the third quarter of 2012 and the first quarter of 2013 and new stock option and RSUs grants made to new and existing employees, offset in part by reductions from fully vested, fully amortized stock options, which no longer impacted expense in 2013.  Also contributing was a $1.7 million in depreciation expense, primarily due to purchases of property and equipment for our data centers and for our new ERP system, which was placed into service during the fourth quarter of 2013. Additionally, amortization of investment premium increased by $1.6 million due to purchases of short-term and long-term investments starting in the fourth quarter of 2012. Offsetting these contributors to cash provided by operating activities were excess tax benefits, which reduce cash provided by operating activities and increased by $4.7 million primarily as a result of windfall tax benefits on the exercise of stock options, of which there were none in 2012. Also reducing cash provided by operating activities was the benefit from deferred income taxes, which increased by $2.4 million, primarily due to increases to deferred taxes related to stock-based compensation, and the lack of a reduction in the deferred tax asset valuation allowance during 2013, as there was in 2012.
Changes in operating assets and liabilities resulted in a net increase of $5.1 million to cash provided by operating activities in the year ended December 31, 2013 as compared to the same period in 2012. Our net accounts receivable balance fluctuates from period to period, depending on the timing of sales and billing activity, cash collections and changes to our allowance for doubtful accounts. The change in prepaid expenses and other current assets was primarily due to the timing of the payment for computer software licenses, as well as an increase in taxes receivable resulting from windfall tax benefits on the exercise of stock options. The change in deposits and other assets was due to deferred commission expenses which started in 2013 and timing of the payment for software licenses. The change in accounts payable and accrued and other liabilities was due to the timing of additional liabilities and payments in general, and does not reflect any significant change in the nature of accrued liabilities.
Cash provided by operating activities increased by $21.4 million from $6.4 million in 2011 to $27.8 million in 2012. This increase was primarily due to an increase of net income of $15.8 million for the year ended December 31, 2012 as compared to the same period of 2011. Additionally, stock-based compensation expense increased by $5.2 million for the year ended December 31, 2012 as compared to the same period of 2011. This increase resulted from new grants and the increased market price per share of our common stock, offset in part by reductions from fully vested, fully amortized stock options. Additionally, the change in deferred tax assets and liabilities increased by $1.1 million primarily due to the reduction in our deferred tax asset valuation allowance. Depreciation expense increased by $1.2 million primarily due to purchases of property and equipment for our data center and amortization of other intangible assets increased by $0.7 million primarily due to the acquisition of DMD. The increases were also offset by the increase in the excess tax benefit from exercise of stock options of $2.0 million as well as the decrease in the provision for uncollectible accounts receivable of $0.4 million.
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
Investing Activities
Our primary investing activities have consisted of purchases of investments, purchases of property and equipment specifically related to the build out of our data centers, as well as payments for acquisitions. Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations and certain software development projects subject to capitalization. We plan to continue to invest in technology hardware and software to support our growth and corporate infrastructure. Additionally, consistent with our acquisition strategy, we intend to continue pursuing additional strategic acquisitions.
Cash used in investing activities of $52.3 million for the year ended December 31, 2013 was primarily the result of $44.2 million in net purchases of investments, $6.1 million for purchases of property and equipment mainly for our data centers and a $3.0 million holdback payment relating to the acquisition of DMD. This was partially offset by collections of $1.0 million on an outstanding note receivable.
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
Financing Activities
Financing activities have consisted primarily of proceeds from our public offerings of common stock in 2011 and 2012, net of offering costs. Additional cash has been provided from the exercise of stock options as well as from the effect of excess tax benefits from exercises of stock options.
Cash provided by financing activities of $12.4 million for the year ended December 31, 2013 consisted primarily of $6.5 million in proceeds from the exercise of stock options and $6.7 million in excess tax benefit from exercise of stock options.
Cash provided by financing activities of $61.8 million for the year ended December 31, 2012 consisted primarily of $55.5 million in proceeds from our follow-on public offering, net of offering costs, $4.3 million in proceeds from the exercise of stock options and $2.0 million in excess tax benefit from exercise of stock options.
Cash provided by financing activities of $24.3 million for the year ended December 31, 2011 consisted primarily of $23.1 million in proceeds from our initial public offering, net of offering costs, and $1.3 million in proceeds from the exercise of stock options.
Off Balance Sheet Arrangements
As of December 31, 2013, we had no off-balance sheet arrangements and operating leases were the only financing arrangements not reported on our consolidated financial statements.

Contractual Obligations
As of December 31, 2013, our contractual payment obligations are as follows:

	Payment due by period (as of December 31, 2012)
	Total	Less than 1 year	1-3 years	More than 3 years
	(in thousands)
Acquisition holdback, net of discounts	$1,965	$1,965	$—	$—
Capital lease obligations	1,036	1,036	—	—
Operating lease obligations	3,026	1,834	842	350
Purchase obligations	3,160	1,267	1,893	—
Total	$9,187	$6,102	$2,735	$350
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
A hypothetical increase in interest rates of 1.0% would have resulted in a decrease in the fair value of our investment portfolio of $1.2 million as of December 31, 2013. The fluctuations in fair value of our investment portfolio reflect only the direct impact of the change in interest rates. Other economic variables, such as equity market fluctuations and changes in relative credit risk, could result in a significantly higher decline in the fair value of our net investment position. For further information on how credit risk is factored into the valuation of our investment portfolio see Note 4 of the Notes to Consolidated Financial Statements.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Page
Reports of Independent Registered Public Accounting Firm	46
Consolidated Balance Sheets as of December 31, 2013 and 2012	48
Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011	49
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2013, 2012 and 2011	50
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011	51
Notes to Consolidated Financial Statements	52

Financial Statement Schedules II-Valuation And Qualifying Accounts And Reserves	78
All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Ellie Mae, Inc.
We have audited the accompanying consolidated balance sheets of Ellie Mae, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2013. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ellie Mae, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2014 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP
San Francisco, California
March 13, 2014

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Ellie Mae, Inc.
We have audited the internal control over financial reporting of Ellie Mae, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in the 1992 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control - Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and schedule of the Company as of and for the year ended December 31, 2013, and our report dated March 13, 2014 expressed an unqualified opinion on those financial statements and schedule.

/s/ GRANT THORNTON LLP
San Francisco, California
March 13, 2014

Ellie Mae, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2013	2012
Assets
Current assets
Cash and cash equivalents	$33,462	$44,114
Short-term investments	46,325	16,243
Accounts receivable, net of allowances for doubtful accounts of $81 and $74 as of December 31, 2013 and December 31, 2012, respectively	12,024	9,753
Prepaid expenses and other current assets	6,473	3,601
Note receivable	—	1,000
Total current assets	98,284	74,711
Property and equipment, net	12,751	9,494
Long-term investments	56,285	43,728
Other intangible assets, net	5,089	6,531
Goodwill	51,051	51,051
Deposits and other assets	5,112	100
Total assets	$228,572	$185,615
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,783	$2,039
Accrued and other current liabilities	10,224	6,044
Acquisition holdback, net of discount	1,965	2,948
Deferred revenue	4,752	4,896
Total current liabilities	20,724	15,927
Acquisition holdback, net of current portion and discount	—	1,911
Other long-term liabilities	952	915
Total liabilities	21,676	18,753
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.0001 par value per share; 140,000,000 authorized shares, 27,624,025 and 26,058,533 shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	3	3
Additional paid-in capital	212,043	184,616
Accumulated other comprehensive loss	(34)	(65)
Accumulated deficit	(5,116)	(17,692)
Total stockholders’ equity	206,896	166,862
Total liabilities and stockholders’ equity	$228,572	$185,615
See accompanying notes to these consolidated financial statements.

Ellie Mae, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except share and per share amounts)

	Year ended December 31,
	2013	2012	2011
Revenues	$128,481	$101,845	$55,494
Cost of revenues	32,748	23,114	15,784
Gross profit	95,733	78,731	39,710
Operating expenses:
Sales and marketing	21,331	17,887	12,126
Research and development	24,695	18,053	12,975
General and administrative	30,853	21,601	12,900
Total operating expenses	76,879	57,541	38,001
Income from operations	18,854	21,190	1,709
Other income (expense), net	460	(43)	76
Income before income taxes	19,314	21,147	1,785
Income tax provision (benefit)	6,738	1,683	(1,835)
Net income	$12,576	$19,464	$3,620
Net income per share of common stock:
Basic	$0.47	0.83	0.23
Diluted	$0.44	0.76	0.18
Weighted average common shares used in computing net income per share of common stock:
Basic	26,581,962	23,523,222	15,618,053
Diluted	28,502,403	25,537,192	20,649,451

Net income	$12,576	$19,464	$3,620
Other comprehensive income, net of taxes
Unrealized gain (loss) on investments	31	(65)	—
Comprehensive income	$12,607	$19,399	$3,620

See accompanying notes to these consolidated financial statements.

Ellie Mae, Inc.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)

						Accumulated
	Redeemable Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balances, December 31, 2010	11,770,472	82,672	3,629,662	—	8,951	—	(40,776)	(31,825)
Issuance of common stock for cash upon exercise of stock options	—	—	414,583	—	1,185	—	—	1,185
Issuance of common stock upon exercise of stock options in exchange for an employee note receivable	—	—	29,163	—	—	—	—	—
Issuance of common stock upon exercise of warrant	—	—	175,710	—	125	—	—	125
Issuance of common stock in connection with IPO, net	—	—	5,000,000	—	21,392	—	—	21,392
Conversion of preferred stock to common stock in connection with IPO	(11,770,472)	(82,672)	11,770,472	2	82,670	—	—	82,672
Stock-based compensation	—	—	—	—	1,680	—	—	1,680
Excess tax benefit from exercise of stock options	—	—	—	—	9	—	—	9
Net income	—	—	—	—	—	—	3,620	3,620
Balances, December 31, 2011	—	—	21,019,590	2	116,012	—	(37,156)	78,858
Issuance of common stock under stock incentive plans	—	—	1,447,456	—	3,516	—	—	3,516
Issuance of common stock under employee stock purchase plan	—	—	126,242	—	742	—	—	742
Issuance of common stock in connection with public offering, net	—	—	3,465,245	1	55,530	—	—	55,531
Stock-based compensation	—	—	—	—	6,849	—	—	6,849
Excess tax benefit from exercise of stock options	—	—	—	—	1,967	—	—	1,967
Unrealized gain (loss) on investments	—	—	—	—	—	(65)	—	(65)
Net income	—	—	—	—	—	—	19,464	19,464
Balances, December 31, 2012	—	—	26,058,533	3	184,616	(65)	(17,692)	166,862
Issuance of common stock under stock incentive plans	—	—	1,462,566	—	4,623	—	—	4,623
Shares withheld for employee taxes related to vested restricted stock units	—	—	(6,344)		(174)			(174)
Issuance of common stock under employee stock purchase plan	—	—	109,270	—	1,922	—	—	1,922
Stock-based compensation	—	—	—	—	14,390	—	—	14,390
Excess tax benefit from exercise of stock options	—	—	—	—	6,666	—	—	6,666
Unrealized gains on investments	—	—	—	—	—	31	—	31
Net income	—	—	—	—	—	—	12,576	12,576
Balances, December 31, 2013	—	$—	27,624,025	$3	$212,043	$(34)	$(5,116)	$206,896
See accompanying notes to these consolidated financial statements.

Ellie Mae, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,576	$19,464	$3,620
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,845	3,144	1,964
Provision for uncollectible accounts receivable	32	70	469
Amortization of other intangible assets	1,442	1,635	896
Amortization of discount related to holdback	106	186	80
Amortization of investment premium	1,614	—	—
Stock-based compensation expense	14,259	6,849	1,680
Loss on sale of property and equipment	—	19	—
Excess tax benefit from exercise of stock options	(6,666)	(1,967)	—
Deferred income taxes	(2,987)	(559)	(1,654)
Changes in operating assets and liabilities:
Accounts receivable	(2,303)	(3,004)	(2,584)
Prepaid expenses and other current assets	3,466	(1,506)	(650)
Deposits and other assets	(1,353)	50	621
Accounts payable	907	500	479
Accrued, other current and other liabilities	3,437	2,538	1,130
Deferred revenue	(127)	334	321
Net cash provided by operating activities	29,248	27,753	6,372
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(6,092)	(8,121)	(3,688)
Purchase of investments	(101,121)	(65,811)	(6,228)
Maturities of investments	56,899	7,708	6,851
Acquisitions, net of cash acquired	(3,000)	(2,907)	(18,188)
Other investing activities, net	1,000	10	(15)
Net cash used in investing activities	(52,314)	(69,121)	(21,268)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from public offerings, net of commissions	—	55,964	27,900
Offering costs paid during the period	—	(433)	(4,824)
Payment of capital lease obligations	(624)	(6)	(116)
Proceeds from issuance of common stock under employee stock plans	6,546	4,258	1,310
Tax payments related to shares withheld for vested restricted stock units	(174)	—	—
Excess tax benefit from exercise of stock options	6,666	1,967	9
Net cash provided by financing activities	12,414	61,750	24,279
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,652)	20,382	9,383
CASH AND CASH EQUIVALENTS, Beginning of period	44,114	23,732	14,349
CASH AND CASH EQUIVALENTS, End of period	$33,462	$44,114	$23,732
Supplemental disclosure of cash flow information:
Cash paid for interest	$268	$356	$3
Cash paid for income taxes	$4,582	$212	$193
Supplemental disclosure of non-cash investing and financing activities:
Fixed asset purchases not yet paid	$884	$186	$801
Stock-based compensation capitalized to property and equipment	$131	$—	$—
Acquisition of property and equipment under capital leases	$1,271	$—	$—
Conversion of preferred stock to common stock	$—	$—	$82,670
See accompanying notes to these consolidated financial statements.

Ellie Mae, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1—Description of Business

Ellie Mae, Inc. (the “Company” or “Ellie Mae”) is a leading provider of on-demand software solutions and services for the residential mortgage industry in the United States.  Its mortgage management solutions help streamline and automate the process of originating and funding new mortgage loans, thereby increasing efficiency, improving loan quality, facilitating regulatory compliance and reducing documentation errors while providing one system of record for loans.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management evaluates estimates on a regular basis including those relating to revenue recognition, the allowance for doubtful accounts, goodwill, other intangible assets, the valuation of deferred income taxes, stock-based compensation and unrecognized tax benefits, among others. Actual results could differ from those estimates and such differences may have a material impact on the Company’s consolidated financial statements and footnotes.
Cash and Cash Equivalents
All highly liquid investments with original maturities of 90 days or less are considered to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value.
Fair Value of Financial Instruments
The fair values of the Company’s cash and cash equivalents, accounts receivable, notes receivable and accounts payable approximate their carrying values due to the short maturities of the instruments. The fair value of the Company’s capital lease obligations approximates the carrying value due to the short-term maturities of the leases.
All of the Company’s investments that have maturities of greater than 90 days are classified as available-for-sale and are carried at fair value. The Company invests excess cash primarily in investment-grade interest-bearing securities such as money market accounts, certificates of deposit, commercial paper, corporate bonds, municipal and government agency obligations and guaranteed obligations of the U.S. government, all of which are subject to minimal credit and market risks. Fair value is determined based on quoted market rates when observable or utilizing data points that are observable, such as quoted prices, interest rates and yield curves. The cost of available-for-sale marketable securities sold is based on the specific identification method. Unrealized gains and losses, net of tax, are reported in stockholders’ equity as accumulated other comprehensive loss. Realized gains and losses are included in other income (expense), net. Interest and dividends are included in other income (expense), net when they are earned.
Allowance for Doubtful Accounts
The Company analyzes individual trade accounts receivable by considering historical bad debts, customer creditworthiness, current economic trends, changes in customer payment terms and collection trends when evaluating the adequacy of the allowance for doubtful accounts. Allowances for doubtful accounts are recognized in the period in which the associated receivable balance is not considered recoverable. Any change in the assumptions used in analyzing accounts receivable may result in changes to the allowance for doubtful accounts and is recognized in the period in which the change occurs. The Company writes off a receivable when all rights, remedies and recourses against the account and its principals are exhausted and records a benefit when previously reserved accounts are collected.
Concentration of Credit Risk
The financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments and accounts receivable. The Company’s cash and cash equivalents are deposited with major financial institutions in the United States. At times, such deposits may be in excess of insured limits. Management believes that the Company’s investments in cash equivalents and available-for-sale investments are financially sound and have minimal credit risk. The Company’s accounts receivable are derived from revenue earned from customers located in the United States. The Company had no customers that represented 10% or more of revenues for the years ended December 31, 2013, 2012 and 2011. No customer represented more than 10% of accounts receivable as of December 31, 2013 and 2012.
Software and Website Development Costs
The Company capitalizes internal and external costs incurred to develop internal-use software and website applications. Capitalized internal costs include salaries, benefits and stock-based compensation charges for employees that are directly involved in developing the software or website application, and depreciation of assets used in the development process. Capitalized external costs include third-party consultants involved in the development process, as well as other direct costs incurred as part of the development process.
Capitalization of costs begins when the preliminary project stage is completed, and management authorizes and commits to funding a project and it is probable that the project will be completed and the software or website application will be used to perform the function intended. Internal and external costs incurred as part of the preliminary project stage are expensed as incurred.
Capitalization ceases at the point at which the project is substantially complete and ready for its intended use, after all substantial testing is completed. Internal and external training costs and maintenance costs during the post-implementation operation stage are expensed as incurred.
Internal-use software is amortized on a straight-line basis over its estimated useful life, generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. The capitalized costs are included in “Property and equipment, net” in the accompanying consolidated balance sheets. For the years ended December 31, 2013 and 2012, the Company capitalized software and website application development costs of $5.0 million and $0.5 million, respectively. There were no such costs capitalized in the year ended December 31, 2011. There was $69,000 in amortization of capitalized internal-use software and website development costs recorded during the year ended December 31, 2013 and no such amortization recorded during the years ended December 31, 2012 and 2011.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation and are depreciated on a straight-line basis over their estimated useful lives, which is generally three years. Leasehold improvements are amortized over the shorter of the asset’s useful life or term of the lease.
Business Combinations
The Company recognizes and measures the identifiable assets acquired in a business combination, the liabilities assumed and any non-controlling interest in the acquiree, measured at their fair values as of the acquisition date. Under ASC 805, the Company recognizes contingent consideration arrangements at their acquisition-date fair values with subsequent changes in fair value reflected in earnings, recognizes pre-acquisition loss and gain contingencies at their acquisition-date fair values (with certain exceptions), capitalizes in-process research and development assets, expenses acquisition-related transaction costs as incurred, and limits the capitalization of acquisition-related restructuring as of the acquisition date. Due to the inherent uncertainty in the Company’s best estimates and assumptions, they are subject to refinement. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of assets acquired and liabilities assumed, with the corresponding offset to goodwill. Any subsequent adjustments, including changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period, are recognized in earnings rather than as an adjustment to the cost of the acquisition.

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
The Company completed its annual impairment tests during the fourth quarters of 2013, 2012 and 2011 and determined that goodwill was not impaired.
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
The Company evaluates its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount and fair value less costs to sell. There have been no such impairments of finite-lived intangible assets for the years ended December 31, 2013, 2012 and 2011.
Impairment of Long-Lived Assets
The Company evaluates its long-lived assets for indications of possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There has been no such impairment of long-lived assets for the years ended December 31, 2013, 2012 and 2011.
Revenue Recognition
The Company generates revenue primarily from on-demand and on-premise fees for software and related services. On-demand revenues are revenues generated from company-hosted software subscriptions that customers access through the Internet as well as revenues from a small number of customers that have opted to self-host a portion of the software but pay fees based on a per closed loan, or success, basis subject to monthly base fees, which the Company refers to as Success-Based Pricing. On-demand revenues are also comprised of software services sold transactionally and Ellie Mae Network transaction fees. On-premise revenues are revenues generated from maintenance services, sales of customer-hosted software licenses (except for customer-hosted Success-Based Pricing revenues, which are included in on-demand revenues described above), and professional services, which include consulting, implementation and training services. Sales taxes assessed by governmental authorities are excluded from revenue.
The Company commences revenue recognition when all of the following conditions are satisfied:
•There is persuasive evidence of an arrangement
•The service has been or is being provided to the customer

•The collection of the fees is reasonably assured; and
•The amount of fees to be paid by the customer is fixed or determinable.
On-Demand Revenues
Subscription Services and Usage-Based Fee Arrangements. Subscription services and usage-based fee arrangements generally include a combination of the Company’s products delivered as software-as-a-service (“SaaS”) and support services. These arrangements are non-cancelable and do not contain refund-type provisions. These revenues generally include the following:
SaaS Encompass Revenues. The Company offers web-based, on-demand access to Encompass for a monthly recurring fee. The Company provides the right to access its loan origination software and handles the responsibility of managing the servers, providing security, backing up the data and applying updates; however, except where customers self-host a portion of the software in a Success-Based Pricing structure, customers under SaaS arrangements may not take possession of the software at any time during the term of the agreement. Subscription revenues are recognized ratably over the contract terms beginning on the commencement date of each contract, which is the date the Company’s service is made available to customers. Contracts generally range from one year to five years.
Alternatively, customers can elect to pay on a per closed loan, or success, basis. Success basis contracts generally have a term of one to five years and are subject to monthly base fees, which enable customers to close loans up to a contractually agreed-to minimum number of transactions, and additional closed loan fees, which are assessed for loans closed in excess of the minimum. Revenue is earned from both base fees and additional closed loan fees as the result of the customer’s usage of Encompass. Monthly base fees are recognized over the respective monthly service period as the software is utilized. Additional closed loans fees are recognized when the loans are reported as closed. This offering also includes Encompass CenterWise, Encompass Compliance Service and Encompass Docs Solution for Encompass as integrated components, which are combined elements of the arrangement that is delivered in conjunction with the SaaS Encompass offering and therefore is not accounted for separately.
Encompass CenterWise Revenues. Encompass CenterWise is a bundled offering of electronic document management (“EDM”) and websites used for customer relationship management. Generally, revenue is recognized for Encompass CenterWise after the service is rendered, except when Encompass CenterWise is automatically included as an integrated component of the SaaS Encompass offering, in which case the associated revenue is recognized as described above.
Services Revenues. The Company provides mortgage-related and other business services, including automated documentation preparation and compliance reports. Services revenues are recognized after the services are rendered.
Transaction Revenues. The Company has entered into agreements with various lenders, service providers and certain government agencies participating in the mortgage origination process that provide them access to, and ability to interoperate with, mortgage originators on the Ellie Mae Network. Under these agreements, the Company earns transaction fees when transactions are processed through the Ellie Mae Network. Transaction revenues are recognized when there is evidence that the qualifying transactions have occurred on the Ellie Mae Network and collection of the resulting receivable is reasonably assured.
On-Premise Revenues
With the exception of revenue from customers that self-host a portion of the software in a Success-Based Pricing structure (which is recognized as described above), revenue from the sale of software licenses is recognized in the month in which the required revenue recognition criteria are met, generally in the month in which the software is delivered. Revenue from the sale of maintenance services and professional services is recognized over the period in which the services are provided.
Multiple Element Arrangements
The Company has entered into both subscription services and software arrangements with multiple elements. When subscription services involve multiple elements that qualify as separate units of accounting, the Company allocates arrangement consideration at the inception of an arrangement to all deliverables based on the relative selling price method in accordance with the selling price hierarchy, which includes: (i) vendor specific objective evidence (“VSOE”) if it is available; (ii) third-party evidence (“TPE”) if VSOE is not available; and (iii) the best estimate of selling price (“BESP”) if neither VSOE nor TPE is available.
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
BESP. When the Company is unable to establish a selling price using VSOE or TPE, the Company uses BESP in its allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would transact a sale if the service was sold on a standalone basis. When establishing BESP, the Company reviews company specific factors used to determine list price and makes adjustments as appropriate to reflect current market conditions and pricing behavior. The Company’s process for establishing list price includes assessing the cost to provide a particular product or service, surveying customers to determine market expectations, analyzing customer demographics and taking into account similar products and services historically sold by the Company. The Company continues to review the factors used to establish list price and adjusts BESP as necessary.
Because the Company has determined that neither VSOE nor TPE is available, it uses BESP to allocate the selling price to multiple elements in subscription services arrangements. The amount of revenue allocated to delivered items is limited by contingent revenue, if any.
In order to treat deliverables in a multiple-deliverable arrangement as separate units of accounting, the deliverables must have standalone value upon delivery. Subscription services have standalone value as such services are often sold separately. Additionally, the Company has concluded that professional services have standalone value. In establishing standalone value, the Company considered the following factors for each professional services agreement: availability of the services from other vendors, the nature of the professional services, and the timing of when the professional services contract was signed in comparison to the subscription service start date.
For software arrangements with multiple elements (e.g., undelivered maintenance and support contracts bundled with licenses), revenue is allocated to the delivered elements of the arrangement when VSOE is determinable, using the residual value method based on objective evidence of the fair value of the undelivered elements, which is specific to the Company. When VSOE is not determinable, the entire arrangement is recognized ratably over the term of the contract. Revenue is recognized under this model upon receipt of cash payment from the customer if collectability is not reasonably assured and when other revenue recognition criteria have been met. The VSOE of fair value for maintenance and support obligations related to licenses is based upon the prices paid for the separate renewal of these services by the customer. Maintenance revenues are recognized ratably over the period of the maintenance contract.
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

During year ended December 31, 2013, we deferred $1.9 million of commission expense, of which $1.6 million remained on our consolidated balance sheets at December 31, 2013. No amounts were deferred as of December 31, 2012.
Warranties and Indemnification
The Company provides a warranty for its software products and services to its customers and accounts for its warranties as a contingent liability. The Company’s software is generally warranted to perform substantially as described in the associated product documentation. The Company’s services are generally warranted to be performed consistent with industry standards. If there is a failure of such warranties, the Company generally is obligated to repair or replace the product or service or correct it to conform to the warranty provision. If the Company is unable to do so, the customer is entitled to terminate the agreement with the Company. With respect to Encompass Compliance Service, the Company provides a limited warranty, which limits its liability to the reimbursement for losses incurred by a customer due to fines, penalties or judgments imposed or levied upon a customer as a result of a violation of a specific law, rule or regulation resulting from an error in the provision of the Company’s Encompass Compliance Service. The Company’s maximum exposure is limited under its services agreements to the greater of the total service fees paid by a customer for such services during the specified period preceding the relevant claim, typically six to 12 months, or a specified dollar amount ranging from $50,000 to $5.0 million. The Company has not historically incurred any significant claims and maintains a total of $10.0 million in professional liability insurance coverage. The Company has not provided for a warranty accrual as of December 31, 2013 or 2012. To date, the Company’s product warranty expense has not been significant.
The Company generally agrees to indemnify its customers against legal claims that the Company’s software products infringe certain third-party intellectual property rights and accounts for its indemnification obligations as a contingent liability. In the event of such a claim, the Company is obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of an infringement, the Company agrees to modify or replace the infringing product, or, if those options are not reasonably possible, to refund the cost of the software, as pro-rated over a period of years. To date, the Company has not been required to make any payment resulting from infringement claims asserted against its customers. The Company has not recorded a liability for infringement costs as of December 31, 2013 or 2012.
The Company has obligations under certain circumstances to indemnify each member of the Company’s board of directors against judgments, fines, settlements and expenses related to claims against such directors and otherwise to the fullest extent permitted under Delaware law and the Company’s bylaws and certificate of incorporation.
Cost of Revenues
The Company’s cost of revenues consists primarily of salaries, benefits and related costs (including stock-based compensation), allocated facilities costs, customer support, data centers, expenses for document preparation, income verification and compliance services, depreciation on computer equipment used in supporting the Ellie Mae Network, the Company’s SaaS Encompass and Encompass CenterWise offerings, amortization of acquired intangible assets directly involved in revenue producing activities and professional services associated with implementation of software.
Research and Development Costs
Research and development costs are expensed as incurred.
Advertising Expenses
The Company expenses advertising costs as incurred. Advertising expenses for the years ended December 31, 2013, 2012 and 2011 were $0.4 million, $0.3 million, and $0.3 million, respectively.
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
The date of grant is the date at which the Company and the employee reach a mutual understanding of the key terms and conditions of the award, appropriate approvals are received by approval by the board of directors and the Company becomes contingently obligated to issue equity instruments to the employee who renders the requisite service.
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
Other Income (Expense), Net
Other income (expense), net consisted of the following:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Interest income	650	146	159
Net realized loss on investments	(55)	—	—
Interest expense	(135)	(189)	(83)
Total other income (expense), net	460	(43)	76
Income Taxes
The Company accounts for income taxes under the asset and liability method, which requires the recognition of taxes payable or refundable for the current year, and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The measurement of current and deferred tax liabilities and assets is based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that the Company believes is more likely than not to be realized. The Company’s determination of its valuation allowance is based upon a number of assumptions, judgments and estimates, including forecasted earnings, future taxable income and the relative proportions of revenue and income before taxes in the various jurisdictions in which it operates.
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
Comprehensive Income
Comprehensive income consists of net income and other comprehensive gain (loss). Other comprehensive gain (loss) includes certain changes in equity that are excluded from net income, specifically unrealized gains and losses on available-for-sale investments. There were no reclassifications out of accumulated other comprehensive income (“AOCI”) that affected net income during the years ended December 31, 2013 and 2012.

Geographical Information
The Company is domiciled in the United States and had no international operations or sales to customers outside of the United States for the years ended December 31, 2013, 2012 and 2011.
Recent Accounting Pronouncements
In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Topic 740 - Income Taxes (“ASU 2013-11”) which provides guidance to improve the presentation of an unrecognized benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We intend to adopt this standard in the first fiscal quarter of 2014 and do not expect the adoption will have a material impact on our consolidated financial statements.
NOTE 3—Net Income Per Share of Common Stock
Net income per share of common stock is calculated by dividing net income by the weighted average shares of common stock outstanding during the period. Diluted net income per share of common stock is calculated by dividing net income by the weighted average shares of common stock outstanding and potential shares of common stock during the period. Potential shares of common stock include dilutive shares attributable to the assumed exercise of stock options, warrants and employee stock purchase plan shares using the treasury stock method, and RSUs, if dilutive.
The components of net income per share of common stock were as follows:

	Year ended December 31,
	2013	2012	2011
	(in thousands, except share and per share amounts)
Net income	$12,576	$19,464	$3,620
Basic shares:
Weighted average common shares outstanding	26,581,962	23,523,222	15,618,053
Diluted shares:
Weighted average shares used to compute basic net income per share	26,581,962	23,523,222	15,618,053
Effect of potentially dilutive securities:
Employee stock options, RSUs, Performance Awards and ESPP shares	1,920,441	2,013,970	5,031,398
Weighted average shares used to compute diluted net income per share	28,502,403	25,537,192	20,649,451
Net income per share:
Basic	$0.47	$0.83	$0.23
Diluted	$0.44	$0.76	$0.18
The following potential common shares were excluded from the computation of diluted net income per share, as their effect would have been anti-dilutive:

	Twelve months ended December 31,
	2013	2012	2011
Employee stock options and awards	758,900	252,462	1,128,632
Performance-based awards are included in the diluted shares outstanding for each period if the established performance criteria have been met at the end of the respective periods. However, if none of the required performance criteria have been met for such awards, the Company includes the number of shares that would be issuable if the end of the reporting period were the end of the contingency period. Accordingly, in addition to the shares noted above, 0, 588,000 and 583,333 performance-based shares were excluded from the dilutive shares outstanding for the years ended December 31, 2013, 2012 and 2011, respectively.

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
The following tables set forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis, according to the valuation techniques the Company used to determine their values:

	Fair value at	Fair value measurements using inputs considered as
	December 31, 2013	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$16,431	$16,431	$—	$—
Corporate notes and obligations	26,774	—	26,774	—
Certificates of deposit	14,920	—	14,920	—
Municipal obligations	3,830	—	3,830	—
U.S. government and government agency obligations	60,018	11,428	48,590	—
	$121,973	$27,859	$94,114	$—

	Fair value at	Fair value measurements using inputs considered as
	December 31, 2012	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$36,453	$36,453	$—	$—
Corporate notes and obligations	39,148	—	39,148	—
Municipal obligations	6,230	—	6,230	—
U.S. government agency obligations	15,048	4,711	10,337	—
	$96,879	$41,164	$55,715	$—
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
As of December 31, 2013 and December 31, 2012, the Company did not have any assets or liabilities that were valued using Level 3 inputs. For the years ended December 31, 2013, 2012 and 2011, there were no transfers of financial instruments between Level 1, Level 2 or Level 3 classifications.

For the years ended December 31, 2013, 2012 and 2011, the Company recognized interest income from financial instruments of $2.1 million, $0.2 million and $0.1 million, respectively. Gross realized gains and gross realized losses from the sale of investments were not significant during the years ended December 31, 2013, 2012 and 2011.
The carrying amounts, gross unrealized gains and losses and estimated fair value of cash and cash equivalents and both short and long-term investments consisted of the following:

	December 31, 2013
	Amortized cost	Unrealized gains	Unrealized losses	Carrying or fair value
	(in thousands)
Cash and cash equivalents:
Cash	$14,092	$—	$—	$14,092
Money market funds	16,431	—	—	16,431
U.S. government agency securities	2,939	—	—	2,939
	$33,462	$—	$—	$33,462
Investments:		—
Corporate notes and obligations	$26,770	$17	$(13)	$26,774
Certificates of deposit	14,945	1	(26)	14,920
Municipal obligations	3,827	5	(2)	3,830
U.S. government notes	11,430	3	(5)	11,428
U.S. government agency securities	45,672	12	(26)	45,658
	$102,644	$38	$(72)	$102,610

	December 31, 2012
	Amortized cost	Unrealized gains	Unrealized losses	Carrying or fair value
	(in thousands)
Cash and cash equivalents:
Cash	$7,206	$—	$—	$7,206
Money market funds	36,453	—	—	36,453
Corporate notes and obligations	455	—	—	455
	$44,114	$—	$—	$44,114
Investments:
Corporate notes and obligations	$38,754	$1	$(63)	$38,692
Municipal obligations	6,241	2	(11)	6,232
U.S. government notes	4,710	1	(1)	4,710
U.S. government agency securities	10,331	6	—	10,337
	$60,036	$10	$(75)	$59,971

The following table shows the gross unrealized losses and the related fair values of our investments that have been in a continuous unrealized loss position:

	December 31, 2013
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
	(in thousands)
Corporate notes and obligations	$6,403	$(13)	$—	$—	$6,403	$(13)
Certificates of deposit	12,714	(26)	—	—	12,714	(26)
Municipal obligations	552	(2)	—	—	552	(2)
U.S. government notes	4,361	(5)	—	—	4,361	(5)
U.S. government agency securities	20,614	(26)	—	—	20,614	(26)
	$44,644	$(72)	$—	$—	$44,644	$(72)

	December 31, 2012
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
	(in thousands)
Corporate notes and obligations	$35,435	$(63)	$—	$—	$35,435	$(63)
Municipal obligations	5,314	(11)	—	—	5,314	(11)
U.S. government notes	3,577	(1)	—	—	3,577	(1)
	$44,326	$(75)	$—	$—	$44,326	$(75)

The following table summarizes the maturities of the Company’s investments at December 31, 2013:

Carrying or fair value
(in thousands)
2014	$46,325
2015	39,921
2016	16,364
Total	$102,610
Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

NOTE 5—Acquisitions

Del Mar Datatrac, Inc.

On August 15, 2011, the Company entered into a Stock Purchase Agreement and acquired all of the outstanding shares of Del Mar Datatrac, Inc. (“DMD”), a mortgage lending automation business, for a total purchase consideration of $25.1 million in cash, of which $17.2 million was paid at closing and the remaining $8.0 million (“the holdback”), net of $0.1 million measurement period closing settlement adjustments, was to be paid without interest as follows: $3.0 million on August 15, 2012, $3.0 million on August 15, 2013 and $2.0 million on August 15, 2014. The 2012 and 2013 payments were made as scheduled and reduced the acquisition holdback liability on the Company’s consolidated balance sheet.
Subject to certain exceptions and limitations, the Company and DMD agreed to indemnify each other for breaches of representations, warranties and covenants and other specified matters. The indemnity period expired on February 15, 2013.

The acquisition was accounted for as a business combination. The operating results of DMD including revenue of $2.5 million and net loss of $1.3 million for the year ended December 31, 2011 were included in the Company’s consolidated financial statements commencing as of the acquisition date of August 15, 2011. In connection with the acquisition, the Company incurred related transaction expenses of approximately $0.4 million which have been recorded in general and administrative expenses in the Company’s consolidated statement of comprehensive income for the year ended December 31, 2011.
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
Customer relationships and contracts relate to the Company’s ability to sell existing and future versions of the Company’s products and services to existing DMD customers. The fair value of the customer relationships was determined by discounting the estimated net future cash flows from the customer contracts. The Company is amortizing customer relationships and contracts on a straight-line basis over an estimated life of 6 years.
Maintenance relationships relate to DMD‘s existing maintenance contracts and the Company’s ability to sell existing and future versions of the Company’s products and services to existing DMD customers. The fair value of the maintenance relationships was determined by discounting the estimated net future cash flows from those maintenance customer contracts. The Company is amortizing the assets on a straight-line basis over an estimated life of 9 years.
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
Mortgage Pricing System, LLC
On January 3, 2011, the Company purchased substantially all of the assets of Mortgage Pricing System, LLC (“MPS”), a developer of sophisticated pricing solutions for mortgage lenders. The acquisition was accounted for as a business combination and, accordingly, the purchase consideration was allocated to the assets acquired and liabilities assumed based on their respective fair values. MPS‘s results of operations are included in the Company’s consolidated statements of comprehensive income from the date of acquisition.
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
Developed technology, customer relationships and contracts are being amortized over a period of five years, five years and one year, respectively.
MortgageCEO

In January 2014, the Company acquired substantially all the assets of ARG Interactive, LLC (dba MortgageCEO), a SaaS company specializing in customer relationship management and marketing solutions for the residential mortgage industry. The purchase price was $5.0 million. The Company retained $0.5 million from the purchase price to cover closing capital settlement adjustments and any indemnity claims, which will be paid 18 months after the date of acquisition.
NOTE 6—Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	December 31,
	2013	2012
	(in thousands)
Prepaid expenses	$3,450	$2,484
Income tax receivable	2,550	150
Deferred tax assets, net	25	645
Other receivables	448	322
	$6,473	$3,601

Property and Equipment
Property and equipment, net, consisted of the following:

	December 31,
	2013	2012
	(in thousands)
Computer equipment	$10,879	$8,771
Software	10,018	4,253
Office equipment	1,838	1,619
Telecom equipment	348	319
Leasehold improvements	2,208	2,067
	25,291	17,029
Accumulated depreciation and amortization	(12,540)	(7,535)
	$12,751	$9,494

The cost of property and equipment at December 31, 2013 included a total of $1.0 million of computer equipment and $0.5 million of software under capital leases. Accumulated amortization relating to computer equipment and software under capital leases totaled $0.6 million at December 31, 2013. There were no assets under capital leases as of December 31, 2012.
Depreciation expense for the years ended December 31, 2013, 2012 and 2011 was $4.8 million, $3.1 million and $2.0 million, respectively. Amortization of assets under capital leases, which is included in depreciation expense, was $0.6 million for the year ended December 31, 2013, and was not significant for the years ended December 31, 2012 and 2011.
Note Receivable
On September 30, 2009, the Company advanced $1.0 million to a private company in the form of a secured promissory note receivable, scheduled to mature on September 30, 2012. On September 18, 2012, the note was extended through September 30, 2013 pursuant to the terms of the note. The note receivable was secured by all tangible and intangible assets and property of the private company and bore interest at 10% per annum with interest only payments through the extension date, at which time the principal balance and any remaining accrued interest was due and payable. The Company recorded interest income of $78,000, $100,000, and $100,000 for the years ended December 31, 2013, 2012, and 2011, respectively. The private company repaid the note in full in October 2013.
Other Intangible Assets
Other intangible assets, net, consisted of the following:

	December 31, 2013
	Gross carrying amount	Accumulated amortization	Net intangibles	Weighted Average Remaining Useful Life
	(in thousands)			(in years)
Developed technology	$1,874	$(1,500)	$374	1.2
Trade names	260	(192)	68	1.0
Customer relationships and contracts	7,300	(2,653)	4,647	5.1
	$9,434	$(4,345)	$5,089	4.8

	December 31, 2012
	Gross carrying amount	Accumulated amortization	Net intangibles	Weighted Average Remaining Useful Life
	(in thousands)			(in years)
Developed technology	$1,874	$(1,170)	$704	2.2
Trade names	260	(124)	136	2.0
Customer relationships and contracts	7,300	(1,609)	5,691	6.0
	$9,434	$(2,903)	$6,531	5.5

Amortization expense associated with other intangible assets was $1.4 million, $1.6 million and $0.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Minimum future amortization expense for other intangible assets at December 31, 2013 was as follows:

(in thousands)
2014	$1,405
2015	1,032
2016	928
2017	928
2018	266
Thereafter	530
$5,089
Goodwill
There was no change to goodwill in the years ended December 31, 2012 and 2013.
Accrued and Other Current Liabilities
Accrued and other liabilities consisted of the following:

	December 31,
	2013	2012
	(in thousands)
Accrued payroll and related expenses	$6,154	$2,743
Accrued commissions	552	394
Accrued professional fees	503	647
Accrued royalties	725	620
Sales and other taxes	254	238
Income taxes	898	—
Other accrued expenses	1,138	1,402
	$10,224	$6,044
Deferred Revenue
Deferred revenues consisted of the following:

	December 31,
	2013	2012
	(in thousands)
Software maintenance	$2,148	$2,832
Professional services and training	1,725	1,512
Other	944	600
Total	4,817	4,944
Less portion included in other long-term liabilities	(65)	(48)
	$4,752	$4,896

NOTE 7—Income Taxes
The components of the provision (benefit) for income taxes were as follows:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Current
Federal	$8,881	$1,986	$(265)
State	844	256	66
	9,725	2,242	(199)
Deferred
Federal	(2,889)	249	(1,572)
State	(98)	(808)	(64)
	(2,987)	(559)	(1,636)
Income tax provision (benefit)	$6,738	$1,683	$(1,835)
The provision (benefit) for income taxes differed from the amount of income taxes determined by applying the U.S. statutory federal income tax rate as follows:

	Year ended December 31,
	2013	2012	2011
Tax at federal statutory rate	35%	34%	34%
Other non-deductible items	4	3	6
State taxes, net of federal benefit	3	1	2
Valuation allowance	—	(31)	(123)
Change in tax rate	—	—	11
Stock-based compensation	1	1	6
Tax credits	(8)	—	(39)
Income tax provision (benefit)	35%	8%	(103)%
Excess tax benefits associated with stock option exercises and other equity awards were credited to stockholders’ equity. The income tax benefits resulting from stock awards that were credited to stockholders’ equity were $6.7 million and 2.0 million for the years ended December 31, 2013 and 2012. There was no income tax benefits resulting from stock awards in 2011.

The components of net deferred tax assets (liabilities) were as follows:

	December 31,
	2013	2012
	(in thousands)
Deferred tax assets
Research and development credits	$2,452	$2,722
Stock-based compensation	6,235	2,327
Reserves and accruals	1,093	1,008
Net operating loss carryforwards	625	785
Total deferred tax assets	10,405	6,842
Valuation allowance	(2,283)	(1,760)
Total deferred tax assets, net of valuation allowance	8,122	5,082

Deferred tax liabilities
Depreciation and amortization	(4,508)	(4,502)
Book/tax basis in acquired assets	(112)	(65)
Total deferred tax liabilities	(4,620)	(4,567)
Net deferred tax assets	$3,502	$515
At December 31, 2013, the Company had recorded $25,000 of net current deferred tax assets in “Prepaid expenses and other current assets” and $3.5 million of net long-term deferred tax assets in “Deposits and other assets” on the consolidated balance sheet. At December 31, 2012, the Company had recorded $0.6 million in net current deferred tax assets and $0.1 million in net long-term deferred tax liabilities.
The Company continues to maintain a valuation allowance against the deferred tax assets related to certain state research and development tax credits, the realization of which is uncertain as the Company expects to generate additional such credits at a faster rate than it is able to utilize them. The valuation allowance decreased by $2.0 million in 2011, decreased by $6.5 million in 2012 and increased by $0.5 million in 2013.
The Company utilized all of its federal net operating loss (“NOL”) during the year ended December 31, 2013. As of December 31, 2013, the Company had state NOL carryforwards of $11.2 million, available to reduce future taxable income. These state NOL carryforwards will begin to expire commencing in 2015. As of December 31, 2013, the Company also had federal and state research and development tax credit carryforwards of $3.1 million and $4.4 million, respectively. If it were to be utilized, the related federal tax benefit of $3.1 million would be credited to additional paid-in capital. The federal tax credit carryforwards begin to expire commencing in 2028. The state tax credit carryforwards may be carried forward indefinitely.
Internal Revenue Code Section 382 places a limitation (the “Section 382 Limitation”) on the amount of taxable income that can be offset by NOL carryforwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. California has similar rules. The Company’s capitalization as described herein may have created such a change. Generally, after a control change, a loss corporation cannot deduct NOL carryforwards in excess of the Section 382 Limitation. Due to these “change in ownership” provisions, utilization of the NOL carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company has prepared a Section 382 Limitation analysis and does not believe that any of its NOL carryforwards are subject to expiration prior to utilization. Limitations have been imposed on the Company’s acquired subsidiaries.
At December 31, 2013, the Company had $1.8 million of cumulative unrecognized tax benefits. If the benefits were to be recognized, $0.9 million would affect the effective tax rate and $0.9 million would reverse the valuation allowance against the deferred tax assets. The Company does not expect a significant change to its unrecognized tax benefits over the next twelve months. The unrecognized tax benefits may increase or change during the year for items that arise in the ordinary course of business.

A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Beginning balance	$1,262	$1,855	$1,328
Additions based on tax positions related to the current year	402	130	301
(Deductions) additions based on tax positions related to prior years including acquisitions	142	(723)	226
Ending balance	$1,806	$1,262	$1,855
The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company’s tax years for 2001 and forward are subject to examination by the U.S. tax authorities and for 2010 and forward are subject to examination by the California tax authorities due to the carryforward of unutilized net operating losses and research and development credits.
The Company believes that it has provided adequate reserves for its income tax uncertainties in all open tax years, and that it does not have any tax positions that it is reasonably possible would materially increase or decrease the gross unrecognized tax benefits within the next twelve months.
The Company has a policy to classify accrued interest and penalties associated with uncertain tax positions together with the related liability, and the expenses incurred related to such accruals are included in the provision for income taxes. The Company did not incur any interest expense or penalties associated with unrecognized tax benefits during the years ended December 31, 2013, 2012 and 2011.
Enactment of the American Tax Relief Act
On January 2, 2013, the President signed into law The American Taxpayer Relief Act of 2012.  Under prior law, a taxpayer was entitled to a research tax credit for qualifying amounts paid or incurred on or before December 31, 2011. The 2012 Taxpayer Relief Act extended the research credit for two years to December 31, 2013.  The extension of the research credit was retroactive and included amounts paid or incurred after December 31, 2011.  As a result of the retroactive extension, the Company recognized a benefit of approximately $0.6 million  during the year ended December 31, 2013 for qualifying amounts incurred during calendar year 2012.
IRS release of final tangible property regulations under IRC Sections 162(a) and 263(a)
In September 2013, the IRS released final tangible property regulations (“repair regulations”) under Sections 162(a) and 263(a) of the Internal Revenue Code, regarding the deduction and capitalization of amounts paid to acquire, produce, or improve tangible property. The final repair regulations replace temporary repair regulations that were issued in December 2011 and are effective for tax years beginning January 1, 2014, with early adoption permitted for tax years beginning January 1, 2012. The Company is currently evaluating the impact of the final repair regulations on its consolidated financial statements but does not expect this to have a material impact to the financial statements.
NOTE 8—Commitments and Contingencies
Leases
As of December 31, 2013, the Company leased six facilities under operating lease arrangements. The lease expiration dates range from May 2014 to December 2018. Certain leases contain escalation clauses calling for increased rents. The Company recognizes rent expense on a straight-line basis over the lease period and has recorded deferred rent for the difference between rent payments and rent expense recognized. An additional facility is leased on a month-to-month basis. Rent expense was $1.6 million, $1.2 million, and $1.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Future minimum lease payments under non-cancelable operating and capital leases at December 31, 2013 consisted of the following:

	Capital leases	Operating leases
	(in thousands)
2014	$879	$1,834
2015	178	671
2016	—	171
2017	—	174
2018	—	176
Total minimum lease payments	1,057	$3,026
Less amount representing interest	(21)
Present value of minimum lease payments	1,036
Less current portion	(861)
Long-term portion of lease obligations	$175
Purchase Commitments
Commitments for the purchase of services and licenses of third-party software totaled $3.2 million at December 31, 2013 and are to be paid as follows: $1.3 million in 2014, $1.8 million in 2015 and $0.1 million in 2016.
DMD Acquisition Holdback
As of December 31, 2013, future acquisition holdback payments of $2.0 million are scheduled to be made during 2014.
Legal Proceedings
On March 25, 2011, Industry Access Incorporated (“Industry Access”) filed a patent infringement lawsuit against us and another defendant in the U.S. District Court for the Central District of California. The complaint alleges, among other things, that certain aspects of our Encompass loan management software system and related operations infringe a single patent, and seeks declaratory relief and unspecified damages from the defendants, including enhanced damages for willful infringement and reasonable attorneys’ fees. On June 24, 2011, the Court issued an order requiring plaintiff to serve the complaint on all defendants within three days of the order. On June 28, 2011, plaintiff served us with the complaint and we filed its answer on August 5, 2011 denying all material allegations of the complaint. On November 18, 2011 the other defendant filed with the United States Patent and Trademark Office (the “PTO”) a request for ex parte reexamination of Industry Access’ US Patent No 7,769,681, which the PTO granted on February 14, 2012. On December 15, 2011, we filed a motion to stay the litigation pending the reexamination, which the Court granted on February 28, 2012. On October 9, 2012, the PTO issued the reexamination certificate. The Court granted a motion to dismiss the other defendant from this action on April 7, 2013 and lifted the stay on April 11, 2013. The parties are in the claims construction phase of the litigation with a claim construction hearing that was scheduled for December 2, 2013. Discovery is ongoing and the trial has been rescheduled for December 2014 as further discussed below.
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
On September 12, 2013, we filed a motion to relate and consolidate the two Industry Access lawsuits so that all of Industry Access’ related patent infringement claims would be heard before the same judge on the same schedule.  Industry Access responded to this motion on October 11, 2013.  The Court granted our motion to consolidate on October 31, 2013.   The Court has scheduled the claim construction hearing for June 2, 2014.  Trial is set for December 2014.
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
Common Stock
The following number of shares of common stock were reserved and available for future issuance at December 31, 2013:

Reserved Shares
Options and awards outstanding under stock incentive plans	4,107,350
Shares available for future grant under the stock incentive plan	2,134,237
Shares available under the Employee Stock Purchase Plan	852,392
Total	7,093,979
NOTE 10—Stock Incentive Plans
The Company recognizes stock-based compensation related to awards granted under the 2009 Plan, the 2011 Plan and ESPP.
2009 Stock Option and Incentive Plan and 2011 Equity Incentive Award Plan
Stock Options
In March 2009, the Company adopted the 2009 Plan. On March 7, 2011, the Company adopted the 2011 Plan. The Company’s stockholders approved the 2011 Plan on March 24, 2011.
Under the 2011 Plan, 2,666,666 shares of the Company’s common stock were initially reserved. Additionally, any shares of common stock that were available for issuance under prior plans, including the 2009 Plan, were transferred to the 2011 Plan. As of December 31, 2013, 984,924 shares of the Company’s common stock previously available for issuance under the 2009 Plan were available for issuance under the 2011 Plan. The number of common shares reserved for issuance under the 2011 Plan increase automatically in January of each year by the least of (a) 1,666,666 shares, (b) five percent (5%) of the shares of common stock outstanding on the last day of the immediately preceding fiscal year and (c) such smaller number of shares of common stock as determined by the Company’s board of directors; provided, however that no more than 23,333,333 shares of common stock may be issued upon the exercise of incentive stock options.
In December 2001, the Company replaced employee options for 758,049 shares with an exercise price of $13.83 per share with options having an exercise price of $3.75 per share. The Company recognized stock-based compensation benefit of $0.4 million for the year ended December 31, 2011. There was no stock-based compensation expense (benefit) recognized for the years ended December 31, 2013 and 2012.
In April 2009, the Company replaced employee options for 1,993,923 shares with exercise prices of $5.40 and $5.94 with options having an exercise price of $1.38 and which included new vesting periods in accordance with the terms of the repricing plan (“April 2009 repricing”). The replacement options resulted in incremental stock-based compensation expense of $0.7 million, which was recognized ratably as the awards vested between March 2009 and October 2012.

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
In December 2010, the Company accepted promissory notes receivable from non-officer employees in consideration for the exercise of 36,400 fully vested nonqualified stock options. The promissory notes are secured by the underlying shares of common stock and bear interest at 0.32% per annum. The notes receivable are considered to be non-recourse notes under relevant accounting guidance. Since the notes are non-recourse for accounting purposes, the resulting exercises of the stock options have been determined to not be substantive and therefore not reflected in the Company’s balance sheet as of December 31, 2012 or 2013.
In February 2011, the Company accepted promissory notes receivable from non-officer employees in consideration for the exercise of 29,163 fully vested incentive stock options that were subject to variable accounting.
In November 2011, the Company’s board of directors approved extending the maturity date of each of the above outstanding secured promissory notes held by the Company. As a result of the extension approved by the Company’s board of directors, the promissory notes were due on the earlier of: (i) (x) November 11, 2013 for the promissory notes related to the 36,400 nonqualified options and (y) May 11, 2012 for the promissory notes related to the 29,163 incentive stock options; (ii) immediately prior to the dissolution or liquidation of the Company or upon a transaction resulting in a change of control, including by merger or by sale of all or substantially all of the Company’s assets; (iii) the employee’s termination as an employee or consultant of the Company; or (iv) the occurrence of an event of default as defined in the promissory note. As such, the Company collected all of the promissory notes prior to December 31, 2013. The modification resulting from this extension did not have a material impact on the financial statements.
The following table summarizes the Company’s stock option activity under the 2009 Plan and 2011 Plan:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2010	3,612,500	$3.51
Granted	1,238,218	$5.43
Exercised	(436,904)	$3.11
Forfeited or expired	(167,529)	$7.01
Outstanding at December 31, 2011	4,246,285	$3.97
Granted	865,250	$14.84
Exercised	(1,444,485)	$2.34
Forfeited or expired	(205,795)	$7.05
Outstanding at December 31, 2012	3,461,255	$7.19
Granted	841,371	$23.39
Exercised	(854,566)	$5.39
Forfeited or expired	(163,388)	$20.10
Outstanding at December 31, 2013	3,284,672	$11.17	7.20	$51,501
Ending vested and expected to vest at December 31, 2013	3,205,275	$11.00	7.16	$50,773
Exercisable at December 31, 2013	1,722,874	$6.81	5.99	$34,480
Intrinsic value of an option is the difference between the fair value of the Company’s common stock at the time of exercise and the exercise price to be paid. The aggregate intrinsic value for options outstanding at December 31, 2013 in the table above represents the total intrinsic value, based on the Company’s closing stock price of $26.87 as of December 31, 2013. Options outstanding that are expected to vest are net of estimated future option forfeitures. For the majority of stock options outstanding, the options vest over a four-year period and have a maximum contractual term of ten years.

Following is additional information pertaining to the Company’s stock option activity:

	Year ended December 31,
	2013	2012	2011
	(in thousands except for per option data)
Weighted average grant-date fair value per option granted	$11.54	$7.52	$2.77
Grant-date fair value of options vested	$3,775	$2,805	$1,518
Intrinsic value of options exercised	$18,024	$22,343	$1,252
Proceeds received from options exercised	$4,605	$8,713	$1,127
As of December 31, 2013, total unrecognized compensation cost related to unvested stock options, adjusted for estimated forfeitures, was $11.4 million and is expected to be recognized over a weighted average period of 2.44 years.
Restricted Stock Units and Performance Awards
The fair value of the Company’s RSUs and Performance Awards is measured based upon the closing price of its underlying common stock as of the grant date and is recognized over the vesting term. Upon vesting, RSUs convert into an equivalent number of shares of common stock.
In August 2012, the Company granted 147,000 Performance Awards (“2012 Performance Awards”) to designated participants under the 2011 Plan. The 2012 Performance Awards represented the right to receive between zero and 4 shares of the Company’s common stock upon achievement of certain performance goals during the performance period of July 1, 2012 through June 30, 2013. After the Company filed with the SEC its Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, the Compensation Committee determined the level of achievement of the performance goals (the “Determination Date”), at which time the designated participants earned 588,000 shares of common stock. Of the issued shares, 25% were vested upon issuance and the remaining shares will vest 25% on each of the first three anniversaries of the Determination Date, subject to the continuous employment of the participant through such dates.
In February 2013, the Company granted 113,000 Performance Awards (“2013 Performance Awards”) to designated participants under the 2011 Plan. The 2013 Performance Awards represent the right to receive shares of the Company’s common stock upon achievement of certain performance goals during the performance period of January 1, 2013 through December 31, 2013. After the Company files with the SEC its Annual Report on Form 10-K for the year ended December 31, 2013, the Compensation Committee will determine the level of achievement of the performance goals (the “2013 Award Determination Date”), at which time the designated participants may earn between zero and 2.5 shares of common stock for each 2013 Performance Award. Shares of common stock earned, if any, will be issued after the 2013 Award Determination Date with 25% of the shares to vest upon issuance and the remaining shares to vest 25% on each of the first three anniversaries of the 2013 Award Determination Date, subject to the continuous employment of the participant through such dates. As of December 31, 2013, we expect that each award will convert to 1.1 shares of common stock on the 2013 Award Determination Date. As of December 31, 2013, the Compensation Committee has not determined the level of achievement of the performance goals. No forfeitures are expected.
The following table summarizes the Company’s RSU and Performance Award activity:

	RSUs		Performance Awards
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2011	—	—	—	—
Granted	50,000	8.90	588,000	25.79
Released	(9,375)	8.90	—	—
Forfeited or expired	—	—	—	—
Outstanding at December 31, 2012	40,625	8.90	588,000	25.79
Granted	301,767	24.78	124,300	19.60
Released	(20,000)	14.71	(147,000)	25.79
Forfeited or expired	(65,014)	24.62	—	—
Outstanding at December 31, 2013	257,378	$23.10	565,300	$24.43
Ending vested and expected to vest at December 31, 2013	236,637		565,300

RSUs and Performance Awards that are expected to vest are net of estimated future forfeitures. RSUs released during the year ended December 31, 2013 and 2012 had an aggregate intrinsic value of $0.5 million and $0.2 million, respectively, and an aggregate grant-date fair value of $0.3 million and $83,000, respectively. Performance Awards released during the year ended December 31, 2013 had an aggregate intrinsic value of $4.5 million and an aggregate grant-date fair value of $3.8 million. The number of RSUs released includes shares that we withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.
As of December 31, 2013, total unrecognized compensation expense related to unvested RSUs and Performance Awards was $12.8 million and is expected to be recognized over a weighted average period of 2.4 years.
In February 2014, the Company granted 62,500 Performance Awards (“2014 Performance Awards”) to designated participants under the 2011 Plan. The 2014 Performance Awards represent the right to receive shares of the Company’s common stock upon achievement of certain performance goals during the performance period of January 1, 2014 through December 31, 2014. After the Company files with the SEC its Annual Report on Form 10-K for the year ending December 31, 2014, the Compensation Committee will determine the level of achievement of the performance goals (the “2014 Award Determination Date”), at which time the designated participants may earn between zero and 2.5 shares of common stock for each 2014 Performance Award. Shares of common stock earned, if any, will be issued after the 2014 Award Determination Date with 25% of the shares to vest upon issuance and the remaining shares to vest 25% on each of the first three anniversaries of the 2014 Award Determination Date, subject to the continuous employment of the participant through such dates.
Stock Options Issued to Non-employees
During the year ended December 31, 2013 and 2012, the Company granted options to purchase approximately 6,000 and 28,000 shares of common stock to individual consultants at an exercise price of $28.00 and $15.57 per share, respectively. The options were granted in exchange for consulting services. The grants vest over a period of two years. These options were granted under the 2011 Plan and are included in the option table above. The options issued to consultants are remeasured to fair value at the end of each accounting period. The Company recorded expense related to the issuance of options to consultants of $0.2 million in each of the years ended December 31, 2013 and 2012.
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
The weighted-average grant-date fair value of awards issued pursuant to the ESPP during the years ended December 31, 2013 and 2012 were $5.24 and $1.98 per share, respectively.
For the years ended December 31, 2013 and 2012, employees purchased 109,270 and 126,242 shares under the ESPP for a total of $1.9 million and $0.7 million, respectively. As of December 31, 2013, unrecognized compensation cost related to the current ESPP period which ends on February 28, 2014 is approximately $0.1 million and is expected to be recognized over the next 2 months.

Stock-Based Compensation Expense
Total stock-based compensation expense recognized by the Company consisted of:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Stock-based compensation by category of expense:
Cost of revenues	$745	$271	$103
Sales and marketing	1,041	467	201
Research and development	3,469	1,552	406
General and administrative	9,004	4,559	970
	$14,259	$6,849	$1,680
The Company capitalized $0.1 million of stock compensation costs as software and website application development costs for the year ended December 31, 2013. The Company did not capitalize any stock-based compensation for the years ended December 31, 2012 and 2011 as such amounts were not material.
Valuation Information
The fair value of stock options and stock purchase rights granted under the 2009 Plan, the 2011 Plan and the ESPP were estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	Year ended December 31,
	2013	2012	2011
Stock option plans:
Risk-free interest rate	0.95-1.87%	0.74-1.10%	1.17-2.20%
Expected life of options (in years)	5.27-6.08	5.27-6.08	5.27-6.08
Expected dividend yield	—%	—%	—%
Volatility	50-52%	52-59%	53-55%
Employee Stock Purchase Plan: (1)
Risk-free interest rate	0.05-0.13%	0.13-0.14%	0.05%
Expected life of options (in years)	0.5	0.5	0.5
Expected dividend yield	—%	—%	—%
Volatility	36-37%	37-47%	52%

(1) Employee Stock Purchase Plan established in 2011.
Stock compensation expense during the year ended December 31, 2013 and 2012 was recorded net of an estimated forfeiture rate of 4.4%. and 4.1%, respectively.
Due to the Company’s limited trading history as a publicly held company, the simplified method was used to estimate the expected term of options granted by taking the average of the vesting term and the contractual term of the option. To estimate volatility, management identified a group of publicly traded peer companies that operate in a similar industry and an estimate was determined based on the average historical volatilities of these peer companies. The risk-free interest rate used was the Federal Reserve Bank’s constant maturities interest rate commensurate with the expected life of the options. The expected dividend yield was zero, as the Company does not anticipate paying a dividend within the relevant time frame.
NOTE 11—Employee Benefit Plan
The Company offers a qualified 401(k) defined contribution plan to substantially all of the Company’s employees. Eligible employees may contribute up to 15% of their pretax annual compensation, up to the amount allowed pursuant to the Internal Revenue Code. In the years ended December 31, 2013, 2012 and 2011, the Company matched 50% of each dollar of employee contribution, up to a maximum match of three percent of the employee’s compensation. The Company’s contributions to the

401(k) plan for the years ended December 31, 2013, 2012 and 2011 were $0.9 million, $0.7 million and $0.5 million, respectively, which were recognized as expense in the consolidated statements of comprehensive income.
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
Prior to the IPO, certain investors in the Company were also trade customers. Revenues earned from these related parties were $1.8 million for the year ended December 31, 2011 and were primarily included in on-demand revenues.
Director Carl Buccellato served as the chief executive officer of SavingStreet, LLC (formerly New Casa 188, LLC) (“SavingStreet”), from May 2008 until February 2012, and owns 32% of the membership interests of SavingStreet. During 2008, the Company entered into a strategic relationship agreement with SavingStreet (which was subsequently amended and restated on June 15, 2010) pursuant to which the Company provided to SavingStreet certain information from borrowers who consented to the distribution of such information, SavingStreet used this borrower information to market certain move-related and home ownership-related products and services and the Company was entitled to receive 20% of SavingStreet’s net income until investors had recouped their initial investment, and then 50% of its net income thereafter. In connection with this transaction, the Company issued to SavingStreet a five-year warrant to purchase up to 133,333 shares of its common stock at $5.94 per share. In March 2012, the Company terminated its existing agreements and arrangements with SavingStreet and the warrant expired unvested on December 31, 2012. There were $196,000 of expenses incurred for services from SavingStreet for the year ended December 31, 2011.
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
The Company is organized primarily on the basis of service lines. Supplemental disclosure of revenues by type is as follows:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
On-demand revenues	$115,938	$88,752	$46,865
On-premise revenues	12,543	13,093	8,629
	$128,481	$101,845	$55,494

NOTE 14—Quarterly Results of Operations Data (Unaudited)

	Three months ended
	Dec 31, 2013	Sep 30, 2013	Jun 30, 2013	Mar 31, 2013	Dec 31, 2012	Sep 30, 2012	Jun 30, 2012	Mar 31, 2012
	(unaudited, in thousands, except per share amounts)
Revenues	$30,350	$33,006	$34,270	$30,855	$29,914	$27,456	$23,569	$20,906
Cost of revenues (1)	8,198	8,332	8,607	7,611	6,525	6,049	5,283	5,257
Gross profit	22,152	24,674	25,663	23,244	23,389	21,407	18,286	15,649

Operating expenses
Sales and marketing (1)	6,098	5,163	5,167	4,903	5,308	4,347	4,232	4,000
Research and development (1)	6,044	6,573	6,530	5,548	4,865	4,756	4,299	4,133
General and administrative (1)	7,745	7,547	7,975	7,586	7,406	6,023	4,496	3,676
Total operating expenses	19,887	19,283	19,672	18,037	17,579	15,126	13,027	11,809

Income from operations	2,265	5,391	5,991	5,207	5,810	6,281	5,259	3,840
Other income (expense), net	105	83	151	121	(28)	23	(18)	(20)

Income before income taxes	2,370	5,474	6,142	5,328	5,782	6,304	5,241	3,820
Income tax provision (benefit)	752	2,114	2,457	1,415	1,788	(525)	242	178

Net income	$1,618	$3,360	$3,685	$3,913	$3,994	$6,829	$4,999	$3,642

Net income per share
Basic	$0.06	$0.13	$0.14	$0.15	$0.15	$0.27	$0.23	$0.17
Diluted	$0.06	$0.12	$0.13	$0.14	$0.14	$0.25	$0.21	$0.16

Weighted average common shares used in computing net income per share of common stock:
Basic	27,099	26,682	26,369	26,166	25,832	25,201	21,611	21,405
Diluted	28,902	28,623	28,282	27,962	27,897	27,409	23,297	22,514

Net income	$1,618	$3,360	$3,685	$3,913	$3,994	$6,829	$4,999	$3,642
Other comprehensive income, net of taxes
Unrealized gain (loss) on investments	17	137	(28)	(95)	(65)	—	—	—
Comprehensive income	$1,635	$3,497	$3,657	$3,818	$3,929	$6,829	$4,999	$3,642

(1) Stock-based compensation included in the above line items:
	Three months ended
	Dec 31, 2013	Sep 30, 2013	Jun 30, 2013	Mar 31, 2013	Dec 31, 2012	Sep 30, 2012	Jun 30, 2012	Mar 31, 2012
	(unaudited, in thousands)
Cost of revenues	$260	$215	$171	$99	$101	$80	$59	$31
Sales and marketing	333	322	250	136	212	85	100	70
Research and development	893	948	943	685	637	532	252	132
General and administrative	1,878	1,902	2,771	2,453	2,256	1,551	467	284
Total	$3,364	$3,387	$4,135	$3,373	$3,206	$2,248	$878	$517

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 and 2011
(in thousands)

	Balance at Beginning of Period	Charged (Credited) to Income	Deductions and Other		Balance at End of Period
Allowance for Doubtful Accounts
Year ended December 31, 2013	$74	$32	$(25)	(a)	$81
Year ended December 31, 2012	$47	$70	$(43)	(a)	$74
Year ended December 31, 2011	$48	$469	$(470)	(a)	$47

Income Tax Valuation Allowance
Year ended December 31, 2013	$1,760	$—	$523	(b)	$2,283
Year ended December 31, 2012	$8,237	$(6,582)	$105	(b)	$1,760
Year ended December 31, 2011	$10,266	$(1,654)	$(375)	(b)	$8,237

(a)	Accounts written off, net of recoveries.
(b)	Adjustments to offset changes in deferred tax assets.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
Management assessed our internal control over financial reporting as of December 31, 2013, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.
Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.
Our independent registered public accounting firm, Grant Thornton LLP, independently assessed the effectiveness of the company’s internal control over financial reporting, as stated in their attestation report, which is included in Part II, Item 8 of this Form 10-K.

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
The information under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Compensation Discussion and Analysis,” “Report of the Audit Committee of the Board of Directors” and “Certain Relationships and Related Transactions” in our 2014 Proxy Statement is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information under the captions “Compensation Committee Interlocks and Insider Participation,” “Risk Assessment and Compensation Practices,” “Compensation Discussion and Analysis” and “Report of the Compensation Committee of the Board of Directors on Executive Compensation” in our 2014 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information under the captions “Security Ownership of Certain Beneficial Owners and Management,” “Equity Compensation Plan Information,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Compensation Discussion and Analysis” in our 2014 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information under the captions “Election of Directors” and “Certain Relationships and Related Transactions” in our 2014 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” in our 2014 Proxy Statement is incorporated herein by reference.

With the exception of the information specifically incorporated by reference in Part III to this Annual Report on Form 10-K from our 2014 Proxy Statement, our 2014 Proxy Statement shall not be deemed to be filed as part of this report.

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

4.2	Form of Indenture, filed as Exhibit 4.8 to Registrant’s Registration Statement on Form S-3 (Registration No. 333-181900) filed with the SEC on June 7, 2012, and incorporated herein by reference.

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

10.3±
Offer Letter, between Ellie Mae, Inc. and Jonathan Corr, dated November 5, 2002, filed as Exhibit 10.5 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on April 30, 2010, and incorporated herein by reference.

10.4±
Offer Letter, between Ellie Mae, Inc. and Edgar Luce, dated July 14, 2005, filed as Exhibit 10.7 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on April 30, 2010, and incorporated herein by reference.

10.5
Sublease, by and between ADP Pleasanton National Service Center, Inc. and Ellie Mae, Inc., dated as of July 30, 2007, filed as Exhibit 10.11 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on April 30, 2010, and incorporated herein by reference.

Exhibit	Description of Document
Number
10.6
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

10.8±
Form of Option Acceleration Agreements by and between Ellie Mae, Inc., and Jonathan Corr, Limin Hu, Joseph Langner, Elisa Lee and Edgar Luce, filed as Exhibit 10.14 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on August 5, 2010, and incorporated herein by reference.

10.9±
Form of Change of Control Severance Agreement by and between Ellie Mae, Inc. and each of its executive officers, filed as Exhibit 10.15 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on August 5, 2010, and incorporated herein by reference.

10.10±
Amendment to the Ellie Mae, Inc. 2009 Stock Option and Incentive Plan, effective April 15, 2010, filed as Exhibit 10.24 to Amendment No. 3 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on February 17, 2011, and incorporated herein by reference.

10.11±
Amendment to the Ellie Mae, Inc. 2009 Stock Option and Incentive Plan, effective September 16, 2010, filed as Exhibit 10.25 to Amendment No. 3 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on February 17, 2011, and incorporated herein by reference.

10.12±
Ellie Mae, Inc. 2011 Equity Incentive Award Plan, filed as Exhibit 10.27 to Amendment No. 4 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on March 15, 2011, and incorporated herein by reference.

10.13±
Ellie Mae, Inc. Employee Stock Purchase Plan, filed as Exhibit 10.28 to Amendment No. 4 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on March 15, 2011, and incorporated herein by reference.

10.14±
Offer Letter, between Ellie Mae, Inc. and Elisa Lee, dated October 27, 2009, filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 28, 2012, and incorporated herein by reference.

10.15±
Third Amended and Restated Employment Agreement of Sigmund Anderman, between Ellie Mae, Inc. and Sigmund Anderman, dated March 27, 2012, filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 28, 2012, and incorporated herein by reference.

10.16±
Ellie Mae, Inc. Senior Executive Performance Share Program, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the SEC on November 8, 2012, and incorporated herein by reference.

10.17±
Form of Notice of Grant of and Agreement for Performance Shares for Senior Executives under the Ellie Mae, Inc. Senior Executive Performance Share Program and Ellie Mae, Inc. 2011 Equity Incentive Award Plan, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the SEC on November 8, 2012, and incorporated herein by reference.

10.18±
Ellie Mae, Inc. 2013 Senior Executive Performance Share Program, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the SEC on May 7, 2013, and incorporated herein by reference.

Exhibit		Description of Document
Number
10.19±
Form of Notice of Grant of and Grant Agreement for Performance Shares for Senior Executives under the Ellie Mae, Inc. 2013 Senior Executive Performance Share Program and Ellie Mae, Inc. 2011 Equity Incentive Award Plan, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the SEC on May 7, 2013, and incorporated herein by reference.

10.20±		Ellie Mae, Inc. 2014 Senior Executive Performance Share Program.

10.21±
Form of Notice of Grant of and Grant Agreement for Performance Shares for Senior Executives under the Ellie Mae, Inc. 2014 Senior Executive Performance Share Program and Ellie Mae, Inc. 2011 Equity Incentive Award Plan.

21.1
List of subsidiaries, filed as Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 1, 2013, and incorporated herein by reference.

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

ELLIE MAE, INC.

Date:	March 13, 2014	By:	/s/ Edgar A. Luce
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

Signature	Title	Date

/s/ Sigmund Anderman	Chief Executive Officer and Director	March 10, 2014
Sigmund Anderman	(Principal Executive Officer)

/s/ Edgar A. Luce	Executive Vice President, Finance and Administration and	March 10, 2014
Edgar A. Luce	Chief Financial Officer (principal financial and accounting officer)

/s/ Carl Buccellato	Director	March 10, 2014
Carl Buccellato

/s/ Craig Davis	Director	March 10, 2014
Craig Davis

/s/ A. Barr Dolan	Director	March 12, 2014
A. Barr Dolan

Signature	Title	Date

/s/ Alan S. Henricks	Director	March 10, 2014
Alan S. Henricks

/s/ Robert J. Levin	Director	March 10, 2014
Robert J. Levin

/s/ Bernard M. Notas	Director	March 11, 2014
Bernard M. Notas

/s/ Frank Schultz	Director	March 10, 2014
Frank Schultz

/s/ Jeb Spencer	Director	March 11, 2014
Jeb Spencer

INDEX TO EXHIBITS

Exhibit	Description of Document
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

4.2	Form of Indenture, filed as Exhibit 4.8 to Registrant’s Registration Statement on Form S-3 (Registration No. 333-181900) filed with the SEC on June 7, 2012, and incorporated herein by reference.

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

10.3±
Offer Letter, between Ellie Mae, Inc. and Jonathan Corr, dated November 5, 2002, filed as Exhibit 10.5 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on April 30, 2010, and incorporated herein by reference.

10.4±
Offer Letter, between Ellie Mae, Inc. and Edgar Luce, dated July 14, 2005, filed as Exhibit 10.7 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on April 30, 2010, and incorporated herein by reference.

10.5
Sublease, by and between ADP Pleasanton National Service Center, Inc. and Ellie Mae, Inc., dated as of July 30, 2007, filed as Exhibit 10.11 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on April 30, 2010, and incorporated herein by reference.

10.6
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

10.8±
Form of Option Acceleration Agreements by and between Ellie Mae, Inc., and Jonathan Corr, Limin Hu, Joseph Langner, Elisa Lee and Edgar Luce, filed as Exhibit 10.14 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on August 5, 2010, and incorporated herein by reference.

Exhibit	Description of Document
Number
10.9±
Form of Change of Control Severance Agreement by and between Ellie Mae, Inc. and each of its executive officers, filed as Exhibit 10.15 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on August 5, 2010, and incorporated herein by reference.

10.10±
Amendment to the Ellie Mae, Inc. 2009 Stock Option and Incentive Plan, effective April 15, 2010, filed as Exhibit 10.24 to Amendment No. 3 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on February 17, 2011, and incorporated herein by reference.

10.11±
Amendment to the Ellie Mae, Inc. 2009 Stock Option and Incentive Plan, effective September 16, 2010, filed as Exhibit 10.25 to Amendment No. 3 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on February 17, 2011, and incorporated herein by reference.

10.12±
Ellie Mae, Inc. 2011 Equity Incentive Award Plan, filed as Exhibit 10.27 to Amendment No. 4 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on March 15, 2011, and incorporated herein by reference.

10.13±
Ellie Mae, Inc. Employee Stock Purchase Plan, filed as Exhibit 10.28 to Amendment No. 4 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-166438) filed with the SEC on March 15, 2011, and incorporated herein by reference.

10.14±
Offer Letter, between Ellie Mae, Inc. and Elisa Lee, dated October 27, 2009, filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 28, 2012, and incorporated herein by reference.

10.15±
Third Amended and Restated Employment Agreement of Sigmund Anderman, between Ellie Mae, Inc. and Sigmund Anderman, dated March 27, 2012, filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 28, 2012, and incorporated herein by reference.

10.16±
Ellie Mae, Inc. Senior Executive Performance Share Program, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the SEC on November 8, 2012, and incorporated herein by reference.

10.17±
Form of Notice of Grant of and Agreement for Performance Shares for Senior Executives under the Ellie Mae, Inc. Senior Executive Performance Share Program and Ellie Mae, Inc. 2011 Equity Incentive Award Plan, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the SEC on November 8, 2012, and incorporated herein by reference.

10.18±
Ellie Mae, Inc. 2013 Senior Executive Performance Share Program, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the SEC on May 7, 2013, and incorporated herein by reference.

10.19±
Form of Notice of Grant of and Grant Agreement for Performance Shares for Senior Executives under the Ellie Mae, Inc. 2013 Senior Executive Performance Share Program and Ellie Mae, Inc. 2011 Equity Incentive Award Plan, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the SEC on May 7, 2013, and incorporated herein by reference.

10.20±	Ellie Mae, Inc. 2014 Senior Executive Performance Share Program.

10.21±
Form of Notice of Grant of and Grant Agreement for Performance Shares for Senior Executives under the Ellie Mae, Inc. 2014 Senior Executive Performance Share Program and Ellie Mae, Inc. 2011 Equity Incentive Award Plan.

21.1
List of subsidiaries, filed as Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 1, 2013, and incorporated herein by reference.

Exhibit		Description of Document
Number
23.1		Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.

24.1		Power of Attorney (included on signature page to this Annual Report on Form 10-K).

31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**		XBRL Instance Document

101.SCH**		XBRL Taxonomy Extension Schema Document

101.CAL**		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**		XBRL Taxonomy Extension Label Linkbase Document

101.PRE**		XBRL Taxonomy Extension Presentation Linkbase Document

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