Form 10-Q
period 2014-03-31
ELLIE MAE INC
filed 2014-05-08
CIK 1122388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:
As of May 5, 2014:

Class	Number of Shares
Common Stock, $0.0001 par value	28,113,434

PART I—FINANCIAL INFORMATION
ITEM 1—CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Ellie Mae, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share amounts)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$26,423	$33,462
Short-term investments	48,833	46,325
Accounts receivable, net of allowances for doubtful accounts of $143 and $81 as of March 31, 2014 and December 31, 2013, respectively	13,707	12,024
Prepaid expenses and other current assets	6,841	6,473
Total current assets	95,804	98,284
Property and equipment, net	15,545	12,751
Long-term investments	58,018	56,285
Other intangible assets, net	8,196	5,089
Goodwill	52,460	51,051
Deposits and other assets	5,037	5,112
Total assets	$235,060	$228,572
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,405	$3,783
Accrued and other current liabilities	9,206	10,224
Acquisition holdback, net of discount	1,979	1,965
Deferred revenue	4,732	4,752
Total current liabilities	19,322	20,724
Leases payable, net of current portion	518	175
Other long-term liabilities	1,234	777
Total liabilities	21,074	21,676
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, $0.0001 par value per share; 140,000,000 authorized shares, 27,946,818 and 27,624,025 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	3	3
Additional paid-in capital	218,354	212,043
Accumulated other comprehensive loss	(37)	(34)
Accumulated deficit	(4,334)	(5,116)
Total stockholders' equity	213,986	206,896
Total liabilities and stockholders' equity	$235,060	$228,572

See accompanying notes to these condensed consolidated financial statements (unaudited).

Ellie Mae, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months ended March 31,
	2014	2013
Revenues	$32,178	$30,855
Cost of revenues	9,200	7,611
Gross profit	22,978	23,244
Operating expenses:
Sales and marketing	6,095	4,903
Research and development	6,815	5,548
General and administrative	8,993	7,586
Total operating expenses	21,903	18,037
Income from operations	1,075	5,207
Other income, net	100	121
Income before income taxes	1,175	5,328
Income tax provision	393	1,415
Net income	$782	$3,913
Net income per share of common stock:
Basic	$0.03	$0.15
Diluted	$0.03	$0.14
Weighted average common shares used in computing net income per share of common stock:
Basic	27,339,394	26,166,290
Diluted	29,070,130	27,962,156

Net income	$782	$3,913
Other comprehensive income, net of taxes:
Unrealized loss on investments	(3)	(95)
Comprehensive income	$779	$3,818

See accompanying notes to these condensed consolidated financial statements (unaudited).

Ellie Mae, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$782	$3,913
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,157	1,095
Provision for uncollectible accounts receivable	64	(12)
Amortization of other intangible assets	505	361
Amortization of discount related to acquisition holdback	14	35
Stock-based compensation	3,310	3,373
Excess tax benefit from exercise of stock options	(373)	(249)
Deferred income taxes	—	(287)
Amortization of investment premium	352	319
Changes in operating assets and liabilities:
Accounts receivable	(1,747)	102
Prepaid expenses and other current assets	(602)	(493)
Deposits and other assets	76	(251)
Accounts payable	(562)	671
Accrued, other current and other liabilities	(830)	1,025
Deferred revenue	(23)	(382)
Net cash provided by operating activities	2,123	9,220
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(2,548)	(1,349)
Purchases of investments	(21,346)	(31,683)
Maturities of investments	16,750	3,996
Acquisitions	(4,500)	—
Net cash used in investing activities	(11,644)	(29,036)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capital lease obligations	(464)	(2)
Proceeds from issuance of common stock under employee stock plans	2,613	1,371
Tax payments related to shares withheld for vested restricted stock units	(40)	—
Excess tax benefit from exercise of stock options	373	249
Net cash provided by financing activities	2,482	1,618
NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,039)	(18,198)
CASH AND CASH EQUIVALENTS, Beginning of period	33,462	44,114
CASH AND CASH EQUIVALENTS, End of period	$26,423	$25,916
Supplemental disclosure of cash flow information:
Cash paid for interest	$24	$28
Cash paid for income taxes	$18	$64
Supplemental disclosure of non-cash investing and financing activities:
Fixed asset purchases not yet paid	$1,069	$381
Stock-based compensation capitalized to property and equipment	$54	$15
Acquisition of property and equipment under capital leases	$1,195	$317

See accompanying notes to these condensed consolidated financial statements (unaudited).

Ellie Mae, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1—Description of Business
Ellie Mae, Inc. (“Ellie Mae,” “the Company,” “we,” “our” or “us”) is a leading provider of innovative on-demand software solutions and services for the residential mortgage industry in the United States. The Company's end-to-end Encompass mortgage management solution provides one system of record that allows banks, credit unions and mortgage lenders to originate and fund mortgages and improve compliance, loan quality and efficiency.
NOTE 2—Basis of Presentation and Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on March 13, 2014 (“2013 Form 10-K”).
The condensed consolidated balance sheet as of December 31, 2013, included herein, was derived from the audited financial statements as of that date but does not include all disclosures, including notes required by GAAP.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial positions, results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year 2014 or any future period.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.
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
Significant Accounting Policies
Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements in our 2013 Form 10-K. There have been no significant changes to these policies.
Other Income, Net
Other income, net consisted of the following:

	Three Months ended March 31,
	2014	2013
	(in thousands)
Interest income	122	163
Net realized gain (loss) on investments	1	(1)
Interest expense	(23)	(41)
Total other income, net	100	121

Comprehensive Income
Comprehensive income consists of net income and other comprehensive loss. Other comprehensive loss includes certain changes in equity that are excluded from net income, specifically unrealized losses on available-for-sale investments. Except for net realized gain (loss) on investments which was not significant, there were no reclassifications out of accumulated other comprehensive income (“AOCI”) that affected net income during the three months ended March 31, 2014 and 2013.
Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-11, Topic 740 - Income Taxes (“ASU 2013-11”), which provides guidance to improve the presentation of an unrecognized benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We adopted ASU 2013-11 on January 1, 2014 and this adoption did not have a material impact on our consolidated financial statements.
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
The components of net income per share of common stock were as follows:

	Three Months ended March 31,
	2014	2013
	(in thousands, except share and per share amounts)
Net income	$782	$3,913
Basic shares:
Weighted average common shares outstanding	27,339,394	26,166,290
Diluted shares:
Weighted average shares used to compute basic net income per share	27,339,394	26,166,290
Effect of potentially dilutive securities:
Employee stock options, RSUs, Performance Awards and ESPP shares	1,730,736	1,795,866
Weighted average shares used to compute diluted net income per share	29,070,130	27,962,156
Net income per share:
Basic	$0.03	$0.15
Diluted	$0.03	$0.14
The following potential common shares were excluded from the computation of diluted net income per share, as their effect would have been anti-dilutive:

	Three Months ended March 31,
	2014	2013
Employee stock options and awards	910,812	348,202
Performance Awards are included in the diluted shares outstanding for each period if the established performance criteria have been met at the end of the respective periods. However, if none of the required performance criteria have been met for such awards, we include the number of shares that would be issuable if the end of the reporting period were the end of the contingency period. Accordingly, in addition to the employee stock options and awards noted above, 90,625 and 635,483 shares underlying Performance Awards have been excluded from the dilutive shares outstanding for each of the three months ended March 31, 2014 and 2013, respectively.

NOTE 4—Financial Instruments and Fair Value Measurements
Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are classified and disclosed in one of the following three categories:
Level 1 — Valuations based on quoted prices in active markets for identical assets or liabilities.
Level 2 — Valuations based on other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 — Valuations based on inputs that are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the assets or liabilities.
The following tables set forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis, according to the valuation techniques the Company used to determine their values:

	Fair value at	Fair value measurements using inputs considered as
	March 31, 2014	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$15,175	$15,175	$—	$—
Certificates of deposit	14,998	—	14,998	—
Corporate notes and obligations	29,196	—	29,196	—
Municipal obligations	3,115	—	3,115	—
U.S. government and government agency obligations	59,542	13,982	45,560	—
	$122,026	$29,157	$92,869	$—

	Fair value at	Fair value measurements using inputs considered as
	December 31, 2013	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$16,431	$16,431	$—	$—
Certificates of deposit	14,920	—	14,920	—
Corporate notes and obligations	26,774	—	26,774	—
Municipal obligations	3,830	—	3,830	—
U.S. government and government agency obligations	60,018	11,428	48,590	—
	$121,973	$27,859	$94,114	$—
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
When the Company uses observable market prices for identical securities that are traded in less active markets, the Company classifies its marketable financial instruments as Level 2. When observable market prices for identical securities are not available, the Company prices its marketable financial instruments using non-binding market consensus prices that are corroborated with observable market data; quoted market prices for similar instruments; or pricing models with all significant inputs derived from or corroborated with observable market data. Non-binding market consensus prices are based on the proprietary valuation models of pricing providers. These valuation models incorporate a number of inputs, including non-binding and binding broker quotes; observable market prices for identical or similar securities; and the internal assumptions of pricing providers or brokers that use observable market inputs and, to a lesser degree, unobservable market inputs. The Company corroborates non-binding market consensus prices with observable market data as such data exists.
As of March 31, 2014 and December 31, 2013, the Company did not have any assets or liabilities that were valued using Level 3 inputs. For the three months ended March 31, 2014 and 2013, there were no transfers of financial instruments among Level 1, Level 2 or Level 3 classifications.

For the three months ended March 31, 2014 and 2013, the Company recognized interest income from financial instruments of $0.1 million and $0.2 million, respectively. Gross realized gains and gross realized losses from the sale of investments were not significant during the three months ended March 31, 2014 and 2013.
The carrying amounts, gross unrealized gains and losses and estimated fair value of cash and cash equivalents and both short and long-term investments consisted of the following:

	March 31, 2014
	Amortized cost	Unrealized gains	Unrealized losses	Carrying or fair value
	(in thousands)
Cash and cash equivalents:
Cash	$11,248	$—	$—	$11,248
Money market funds	15,175	—	—	15,175
	$26,423	$—	$—	$26,423
Investments:
Corporate notes and obligations	$29,184	$25	$(13)	$29,196
Certificates of deposit	15,000	11	(13)	14,998
Municipal obligations	3,108	7	—	3,115
U.S. government notes	20,662	6	(46)	20,622
U.S. government agency securities	38,934	18	(32)	38,920
	$106,888	$67	$(104)	$106,851

	December 31, 2013
	Amortized cost	Unrealized gains	Unrealized losses	Carrying or fair value
	(in thousands)
Cash and cash equivalents:
Cash	$14,092	$—	$—	$14,092
Money market funds	16,431	—	—	16,431
U.S. government agency securities	2,939	—	—	2,939
	$33,462	$—	$—	$33,462
Investments:
Corporate notes and obligations	$26,770	$17	$(13)	$26,774
Certificates of deposit	14,945	1	(26)	14,920
Municipal obligations	3,827	5	(2)	3,830
U.S. government notes	11,430	3	(5)	11,428
U.S. government agency securities	45,672	12	(26)	45,658
	$102,644	$38	$(72)	$102,610

The following table shows the gross unrealized losses and the related fair values of our investments that have been in a continuous unrealized loss position:

	March 31, 2014
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
	(in thousands)
Corporate notes and obligations	$9,336	$(13)	$—	$—	$9,336	$(13)
Certificates of deposit	6,412	(13)	—	—	6,412	(13)
U.S. government notes	7,780	(46)	—	—	7,780	(46)
U.S. government agency securities	16,272	(32)	—	—	16,272	(32)
	$39,800	$(104)	$—	$—	$39,800	$(104)

	December 31, 2013
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
	(in thousands)
Corporate notes and obligations	$6,403	$(13)	$—	$—	$6,403	$(13)
Certificates of deposit	12,714	(26)	—	—	12,714	(26)
Municipal obligations	552	(2)	—	—	552	(2)
U.S. government notes	4,361	(5)	—	—	4,361	(5)
U.S. government agency securities	20,614	(26)	—	—	20,614	(26)
	$44,644	$(72)	$—	$—	$44,644	$(72)

The following table summarizes the maturities of the Company’s investments at March 31, 2014:

Carrying or fair value
(in thousands)
Remainder of 2014	$32,348
2015	39,990
2016	26,186
2017	8,327
Total	$106,851
Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.
NOTE 5—Acquisition
On January 15, 2014, the Company acquired substantially all the assets of ARG Interactive, LLC (dba MortgageCEO), a software as a service ("SaaS") company specializing in customer relationship management and marketing solutions for the residential mortgage industry. The Company acquired the MortgageCEO business in order to add functionality to its product offerings. The transaction was accounted for as a business combination and, accordingly, the total purchase price was allocated to the assets acquired based on their respective fair values. The Company expensed all transactions costs, which were insignificant, in the period in which they were incurred.
The total purchase price was $5.0 million, of which $4.5 million was paid at the time of closing. The remaining $0.5 million (the "holdback funds") has been retained from the purchase price to cover closing capital settlement adjustments and any indemnity claims. Any unused portion of the holdback funds will be paid on July 15, 2015.

The allocation of the consideration of $5.0 million to the identifiable tangible and intangible assets acquired and liabilities assumed under the purchase method of accounting, based on their estimated fair values as of the acquisition date, is summarized in the following table (in thousands):

Amortizable intangible assets:
Developed technology	$2,927
Customer relationships	643
Trade name	41
Goodwill	1,409
Total purchase price	$5,020
Developed technology consists of the technology underlying MortgageCEO's existing products. The value of the developed technology was determined by discounting the estimated net future cash flows of these products. The Company is amortizing the developed technology on a straight-line basis over an estimated life of 5 years.
Customer relationships relate to the Company’s ability to sell existing and future versions of the Company’s products and services to existing MortgageCEO customers. The fair value of the customer relationships was determined by discounting the estimated net future cash flows from the customer contracts. The Company is amortizing customer relationships on a straight-line basis over an estimated life of 5 years.
Trade name represents the right to use the MortgageCEO name. The fair value of the trade name was determined by estimating a benefit from owning the asset rather than paying a royalty to a third party for the use of the asset. The Company is amortizing the asset on a straight-line basis over an estimated life of 2 years.
Goodwill represents the excess of the purchase price over the fair value of the identifiable assets acquired and is not deductible for tax purposes. Among the factors that contributed to a purchase price in excess of the fair value of the identifiable assets was the acquisition of an assembled workforce and synergies between the Company's products and MortgageCEO's products.
MortgageCEO’s results of operations since the closing date of January 15, 2014 have been included in the Company’s consolidated statements of income for the three months ended March 31, 2014. If the acquisition had occurred as of January 1, 2014, the revenue and earnings of the combined entity for the current reporting period would have been approximately the same. MortgageCEO's revenues and earnings for the three months ended March 31, 2014 and 2013 were not significant.
NOTE 6— Goodwill and Other Intangible Assets
The changes in the carrying value of goodwill during the three months ended March 31, 2014 were as follows (in thousands):

Balance at January 1, 2014	$51,051
Addition: MortgageCEO acquisition	1,409
Balance at March 31, 2014	$52,460

Other intangible assets, net, consisted of the following:

	March 31, 2014
	Gross carrying amount	Accumulated amortization	Net intangibles	Weighted Average Remaining Useful Life
	(in thousands)			(in years)
Developed technology	$4,801	$(1,704)	$3,097	4.5
Customer relationships	7,943	(2,932)	5,011	4.9
Trade names	301	(213)	88	1.2
	$13,045	$(4,849)	$8,196	4.7

	December 31, 2013
	Gross carrying amount	Accumulated amortization	Net intangibles	Weighted Average Remaining Useful Life
	(in thousands)			(in years)
Developed technology	$1,874	$(1,500)	$374	1.2
Customer relationships	7,300	(2,653)	4,647	5.1
Trade names	260	(192)	68	1.0
	$9,434	$(4,345)	$5,089	4.8
Amortization expense associated with other intangible assets was $0.5 million for the three months ended March 31, 2014 and $0.4 million for the three months ended March 31, 2013. There was no impairment of intangible assets during the three months ended March 31, 2014 and 2013.
Minimum future amortization expense for other intangible assets at March 31, 2014 was as follows:

Amortization
(in thousands)
Remainder of fiscal 2014	$1,605
2015	1,767
2016	1,643
2017	1,642
2018	978
2019	295
Thereafter	266
$8,196
NOTE 7—Income Taxes
We compute our interim provision for income taxes by applying the estimated annual effective tax rate to the year-to-date income from recurring operations and adjust the provision for discrete tax items recorded in the period. We evaluate and update our estimated annual effective income tax rate on a quarterly basis. The estimated effective tax rate for the three months ended March 31, 2014 and 2013 was 33.4% and 26.6%, respectively.
The difference between the federal statutory rate of 35% and our estimated effective tax rate for the three months ended March 31, 2014 was primarily due to our state income tax provision and non-deductible stock-based compensation expenses and limitations of tax deductions under Internal Revenue Code ("IRC") Section 162(m) for compensation paid to our executive officers, offset by the domestic production activities deduction under IRC Section 199 and disqualifying dispositions of stock-based awards.
Our tax positions are subject to income tax audits by multiple tax jurisdictions. We account for uncertain tax positions and believe that we have provided adequate reserves for our unrecognized tax benefits for all tax years still open for assessment. We also believe that we do not have any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.
We have a policy to classify accrued interest and penalties associated with uncertain tax positions together with the related liability in the balance sheet, and to include the expenses incurred related to such accruals in the provision for income taxes. During the three months ended March 31, 2014, we included interest and penalties of $20 thousand in the provision for income taxes.
NOTE 8—Commitments and Contingencies
Leases
In January 2014, we entered into a lease agreement to finance the purchase of computer equipment with payments of $50,000 per month over the 36 month term of the agreement.
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
NOTE 9—Stock Incentive Plans
We recognize stock-based compensation related to awards granted under our 2009 Stock Option and Incentive Plan (the “2009 Plan”), 2011 Equity Incentive Award Plan (the “2011 Plan”) and ESPP.

Total stock-based compensation expense recognized consisted of:

	Three Months ended March 31,
	2014	2013
	(in thousands)
Cost of revenues	$238	$99
Sales and marketing	333	136
Research and development	736	685
General and administrative	2,003	2,453
	$3,310	$3,373
Capitalized stock-based compensation for the three months ended March 31, 2014 was $54,000. Capitalized stock-based compensation for the three months ended March 31, 2013 was $15,000.
2009 Stock Option and Incentive Plan and 2011 Equity Incentive Award Plan
Stock Options
The following table summarizes our stock option activity under the 2009 Plan and 2011 Plan:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2013	3,284,672	$11.17
Granted	170,753	$25.87
Exercised	(275,211)	$5.27
Forfeited or expired	(9,153)	$17.45
Outstanding at March 31, 2014	3,171,061	$12.46	7.30	$51,998
Ending vested and expected to vest at March 31, 2014	3,039,823	$12.12	7.24	$50,856
Exercisable at March 31, 2014	1,660,712	$7.99	6.20	$34,622
Stock options granted during the three months ended March 31, 2014 were made under the 2011 Plan. There were no grants under the 2009 Plan during the three months ended March 31, 2014.
Intrinsic value of an option is the difference between the fair value of our common stock at the time of exercise and the exercise price to be paid. The aggregate intrinsic value for options outstanding at March 31, 2014 in the table above represents the total intrinsic value, based on our closing stock price of $28.84 as of March 31, 2014, which would have been received by option holders had all option holders exercised their in-the-money options as of that date. Options outstanding that are expected to vest are net of estimated future option forfeitures.
Following is additional information pertaining to our stock option activity:

	Three Months ended March 31,
	2014	2013
	(in thousands, except per option amounts)
Weighted average fair value per option granted	$13.30	$10.49
Grant-date fair value of options vested	$1,467	$1,024
Intrinsic value of options exercised	$6,425	$3,359
Proceeds received from options exercised	$1,448	$427
As of March 31, 2014, total unrecognized stock-based compensation expense related to unvested stock options, adjusted for estimated forfeitures, was $13.5 million and is expected to be recognized over a weighted average period of 2.5 years.

Restricted Stock Units and Performance Awards
In August 2012, the Company granted 147,000 Performance Awards (“2012 Performance Awards”) to designated participants under the 2011 Plan. The 2012 Performance Awards represented the right to receive between zero and 4 shares of the Company’s common stock upon achievement of certain performance goals during the performance period of July 1, 2012 through June 30, 2013. After the Company filed with the SEC its Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, the Compensation Committee determined the level of achievement of the performance goals (the “Determination Date”), at which time the designated participants earned an aggregate of 588,000 shares of common stock. Of the issued shares, 25% were vested upon issuance and the remaining shares will vest 25% on each of the first three anniversaries of the Determination Date, subject to the continuous employment of the participant through such dates. No forfeitures are expected.
In February 2013, the Company granted 113,000 Performance Awards (“2013 Performance Awards”) to designated participants under the 2011 Plan. The 2013 Performance Awards represent the right to receive shares of the Company’s common stock upon achievement of certain performance goals during the performance period of January 1, 2013 through December 31, 2013. In March 2014, after the Company filed with the SEC its Annual Report on Form 10-K for the year ended December 31, 2013, the Compensation Committee determined the level of achievement of the performance goals (the “2013 Award Determination Date”), at which time it was determined that the designated participants had earned an aggregate of 124,300 shares of common stock. The earned shares were issued in April 2014, with 25% of the shares vested upon issuance and the remaining shares to vest 25% on each of the first three anniversaries of the 2013 Award Determination Date, subject to the continuous employment of the participant through such dates. No forfeitures are expected.
In February 2014, the Company granted 62,500 Performance Awards (“2014 Performance Awards”) to designated participants under the 2011 Plan. The 2014 Performance Awards represent the right to receive shares of the Company’s common stock upon achievement of certain performance goals during the performance period of January 1, 2014 through December 31, 2014. After the Company files with the SEC its Annual Report on Form 10-K for the year ending December 31, 2014, the Compensation Committee will determine the level of achievement of the performance goals (the “2014 Award Determination Date”), at which time the designated participants may earn between zero and 2.5 shares of common stock for each 2014 Performance Award. Shares of common stock earned, if any, will be issued after the 2014 Award Determination Date with 25% of the shares to vest upon issuance and the remaining shares to vest 25% on each of the first three anniversaries of the 2014 Award Determination Date, subject to the continuous employment of the participant through such dates. As of March 31, 2014, we expect that each award will convert to 1.45 shares of common stock on the 2014 Award Determination Date. No forfeitures are expected.
The following table summarizes our RSU and Performance Award activity:

	RSUs		Performance Awards
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Outstanding at December 31, 2013	257,378	$23.10	565,300	$24.43
Granted	153,162	27.91	90,625	24.93
Released	(3,125)	8.90	—	—
Forfeited or expired	(2,205)	24.13	—	—
Outstanding at March 31, 2014	405,210	$23.47	655,925	$24.50
Ending vested and expected to vest at March 31, 2014	342,669		655,925
RSUs and Performance Awards that are expected to vest are net of estimated future forfeitures. RSUs released during the three months ended March 31, 2014 and 2013 had an aggregate intrinsic value of $98 thousand and $62 thousand, respectively and had an aggregate grant-date fair value of $28 thousand and $28 thousand, respectively. There were no Performance Awards released during the three months ended March 31, 2014 and 2013. The number of RSUs released includes shares that we withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.
As of March 31, 2014, total unrecognized compensation expense related to unvested RSUs and Performance Awards was $18.1 million and is expected to be recognized over a weighted average period of 2.7 years.
Employee Stock Purchase Plan
For the three months ended March 31, 2014 and 2013, employees purchased 45,746 shares and 54,728 shares, respectively, under the ESPP for a total of $1.2 million and $0.9 million, respectively. As of March 31, 2014, unrecognized compensation expense related to the current ESPP period, which ends on August 29, 2014, was $0.4 million and is expected to be recognized over five months.
Valuation Information
The fair value of stock options and stock purchase rights granted under the 2009 Plan, the 2011 Plan and the ESPP were estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	Three Months ended March 31,
	2014	2013
Stock option plans:
Risk-free interest rate	1.85-1.98%	1.15%
Expected life of options (in years)	6.08	6.08
Expected dividend yield	—%	—%
Volatility	51-53%	53%
Employee Stock Purchase Plan:
Risk-free interest rate	0.08%	0.13%
Expected life of options (in years)	0.50	0.50
Expected dividend yield	—%	—%
Volatility	39%	37%
Common Stock
The following numbers of shares of common stock were reserved and available for future issuance at March 31, 2014:

Reserved Shares
Options and awards outstanding under stock incentive plans	4,232,196
Shares available for future grant under the stock incentive plan	3,113,550
Shares available under the Employee Stock Purchase Plan	1,082,886
Total	8,428,632
In February 2014, 276,240 additional shares were reserved under the ESPP and 1,381,201 additional shares were reserved under the 2011 Plan, pursuant to the automatic increase provisions in each plan.
NOTE 10—Segment Information
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
We are organized primarily on the basis of service lines. Supplemental disclosure of revenues by type is as follows:

	Three Months ended March 31,
	2014	2013
	(in thousands)
On-demand revenues	$30,146	$27,951
On-premise revenues	2,032	2,904
	$32,178	$30,855
In the Notes to our condensed consolidated financial statements on our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, we included all revenues from professional services in on-premise revenues in our disclosure related to revenues by type. For the quarter ended March 31, 2014, we included professional services revenues in either on-demand revenues or on-premise revenues as determined by the related service or software license revenue. We have retrospectively reclassified our disclosure of on-demand and on-premise revenues for the three months ended March 31, 2013 in order to conform to the current presentation.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events or our future financial performance. Forward-looking statements may include words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or other wording indicating future results or expectations. Forward-looking statements are subject to risks and uncertainties and actual events or results may differ materially. Factors that could cause our actual results to differ materially include, but are not limited to, those discussed under “Risk Factors” in this report. We also face risks and uncertainties relating to our business including: outages and other system interruptions in the Ellie Mae Network service, our hosted Encompass software and any related impact on our reputation; fluctuations in mortgage lending volume; the volume of mortgages originated by our Encompass users; the impact of changes in mortgage interest rates; changes in mortgage originator, lender, investor or service provider behavior and any related impact on the residential mortgage industry; our ability to accurately forecast revenues and appropriately plan our expenses; the number of Encompass users, including contracted SaaS Encompass users; the effectiveness of our marketing and sales efforts to attract new and retain existing SaaS Encompass users and Ellie Mae Network participants; transaction volume on the Ellie Mae Network; the level of demand for our Encompass Docs Solution and other services we offer; the level of adoption of our Total Quality Loan, or TQL, program; the timing of the introduction and acceptance of new Ellie Mae Network offerings and new on-demand services; our ability to protect the confidential information of our Encompass users, Ellie Mae Network participants and their respective customers; customer renewal and upgrade rates; the increased time, cost and complexity that may be required to successfully target larger customers; our ability to scale our operations and increase productivity to support our existing and growing customer base; our ability to successfully manage our growth and any future acquisitions of businesses, solutions or technologies; the timing of future acquisitions of businesses, solutions or technologies and new product launches; the impact of uncertain domestic and worldwide economic conditions, including the resulting effect on residential mortgage volumes; changes in government regulation affecting Ellie Mae Network participants or our business, and potential structural changes in the U.S. residential mortgage industry; the attraction and retention of qualified employees and key personnel; our ability to compete effectively in a highly competitive market and adapt to technological changes; our ability to enhance the features and functionality of our Encompass software and the Ellie Mae Network; our ability to protect our intellectual property, including our proprietary Encompass software; costs associated with defending intellectual property infringement and other claims; our ability to maintain effective internal controls and the risk of natural and man-made catastrophic interruptions to our business. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that arises after the date of this report, or to conform such statements to actual results or changes in our expectations.
This discussion should be read in conjunction with the condensed consolidated financial statements and notes presented in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2013, or 2013 Form 10-K.
Overview
We are a leading provider of innovative on-demand software solutions and services for the residential mortgage industry in the United States. Our end-to-end Encompass mortgage management solution provides one system of record that allows banks, credit unions and mortgage lenders to originate and fund mortgages and improve compliance, loan quality and efficiency.
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
We also offer Encompass users a variety of other on-demand software services, including: Encompass Docs Solution, which automatically prepares the disclosure and closing documents necessary to fund a mortgage; Encompass CenterWise, a bundled offering of electronic document management, or EDM, and websites used for customer relationship management; TQL, which offers a suite of fraud detection, valuation, validation and risk analysis services using streamlined workflows and processing rules; Encompass Compliance Service, which automatically checks for compliance with federal, state and local regulations throughout the origination process; tax transcript services which provide income verification capability to our customers; Encompass Product and Pricing Service, which allows Encompass users to compare loans offered by different lenders and investors to determine appropriate mortgage programs available to a particular borrower, Encompass Flood Service, which allows Encompass users to order and transfer flood zone certifications and Encompass CRM, which offers a suite of sales and marketing tools that allows users to manage contacts, leads and marketing campaigns. By the nature of our on-demand service, even with our robust security monitoring and detection systems, we cannot guarantee that our security measures will prevent security breaches and we may need to expend significant resources to protect against and remedy any potential security breaches and their consequences.
The Ellie Mae Network electronically connects the approximately 95,000 mortgage professionals using Encompass to the broad array of mortgage lenders, investors and third-party service providers integral to the origination and funding of residential mortgages. During the mortgage origination process, mortgage originators may order various services through the Ellie Mae Network, including credit reports, product eligibility and pricing services, automated underwriting services, appraisals, title reports, insurance, flood certifications and flood insurance, compliance reviews, fraud detection, document preparation and verification of income, identity and employment. Mortgage originators can also initiate secure data transmission to and from lenders and investors.
We were formed as a California corporation in 1997 and reincorporated in Delaware in November 2009. From inception through 2000, we developed consumer-facing websites and initial versions of our network. We launched our first transaction platform in late 2000, the present version of which is the Ellie Mae Network.
Our revenues consist of on-demand and on-premise revenues. On-demand revenues are generated primarily from software subscriptions we host that customers access through the Internet, including customers who pay fees based on the number of loans they fund, or success basis, subject to monthly base fees, which we refer to as Success-Based Pricing, and related professional services such as consulting, implementation and training services. On-demand revenues also include software services that are sold transactionally and Ellie Mae Network transaction fees paid by lender-investors, service providers and certain government-sponsored entities participating on the Ellie Mae Network. On-premise revenues are generated from customer-hosted software licenses and related professional services and maintenance services.
Our on-demand revenues generally track the seasonality of the residential mortgage industry, typically, but not always, with increased activity in the second and third quarters and reduced activity in the first and fourth quarters as home buyers tend to purchase their homes during the spring and summer in order to move to a new home before the start of the school year. Mortgage volumes are also impacted by other factors such as interest rate fluctuations, home sale activity and general economic conditions, which can lead to departures from the typical seasonal pattern. For example, increases in mortgage interest rates could reduce the volume of new mortgages originated and, in particular, the volume of mortgage refinancings. We currently estimate that approximately 30% to 40% of our revenues have some sensitivity to volume.
We are investing aggressively in initiatives that we believe will help us continue to grow our business, improve our products and services and strengthen our competitive advantage while bringing sustainable, long-term value to our customers. During 2013 and the first quarter of 2014, we accelerated our investments in our sales and client services capabilities, in research and development and in technology infrastructure to support our user additions and overall business growth. These investments included expanding our talent across the organization by hiring additional personnel, especially for our customer acquisition, client services and implementation teams and our research and development teams; developing next-generation products and enhancements; purchasing computer equipment; upgrading our telephony systems and building out new office facilities.
On March 31, 2014, we experienced an outage of our Encompass services, which prevented our customers from being able to complete loan transactions until the system was restored on April 1, 2014. In responding to this outage, we engaged forensics experts and other consultants, and we expect to incur significant forensics and consulting fees in the second quarter of 2014. In addition, we have decided to accelerate our investments to bolster our infrastructure and enhance our system capacity, reliability and security, which costs we expect will be incurred throughout the remainder of 2014.
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

We are also focusing on increasing use of our Ellie Mae Network offerings and our other services, which were introduced from late 2009 through late 2011. These offerings include our TQL program, Encompass Compliance Service, Encompass Product and Pricing Service, Encompass Docs Solution, Encompass 4506-T Service and Encompass CRM. During the three months ended March 31, 2014 and 2013, Encompass users employed the Ellie Mae Network to process on average approximately five transactions per loan file. By continuing to enhance our service offerings and encouraging providers of settlement services to deliver their services electronically through the Ellie Mae Network, we will continue to build value for our customers while increasing the number of transactions for which the Ellie Mae Network is used.
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
In response to the increased quality standards and compliance mandates affecting the industry, we expect an increased number of mortgage lenders to assess new platform options and replace their legacy systems. We have increased the size of our customer acquisition, implementation and support teams by approximately 55% from 154 employees on December 31, 2012 to 239 employees on March 31, 2014 in order to address anticipated demand for our software solutions.
Increased regulation affecting lenders and investors. Regulatory reforms have significantly increased the complexity and importance of regulatory compliance. We devote considerable resources to continually upgrading software to help customers address regulatory changes. We offer Encompass Compliance Service, which automatically checks loan files for compliance with the myriad of federal, state and local regulations and alerts users to possible violations of these regulations. In addition, we have a staff of attorneys and work with compliance experts who help assure that documents prepared using our software and the processes recommended by the Encompass workflow comply with applicable rules and regulations. We believe we are well-positioned to help our customers meet additional requirements from the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, that became effective in January 2014. Our Ability-to-Repay, or ATR, / Qualified Mortgage, or QM, functionality is designed to allow our customers to document their compliance with the Consumer Financial Protection Bureau, or CFPB’s ATR/QM Final Rule that applies to the majority of residential mortgage loan originations in the United States. We believe we are also well-positioned to help our customers meet future Dodd-Frank Act requirements as they are published and become effective.
Greater focus on operational efficiencies. Mortgage originators experienced an approximately 39% increase in total production costs per loan between 2009 and 20121, and an approximately 24% increase in total production costs per loan from the fourth quarter of 2012 to the fourth quarter of 2013.2, 3 We expect this trend to continue due to continued increased regulation and heightened quality standards. By automating many of the functions of mortgage origination, we enable our users to comply with regulations and process quality loans more efficiently and effectively. This reduces the cost of originating a loan and lowers the risk of buy back demands from investors resulting from poorly originated or documented loans and/or loans that fail to comply with applicable regulations.
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

________________

1	Mortgage Bankers Association, Annual Mortgage Bankers Performance Report 2012 Data, Net Loan Production Income and Expense, $ per loan, Copyright June 2013.
2	Mortgage Bankers Association, Independent Mortgage Banker Profits Reach New Lows in the Fourth Quarter of 2013, March 26, 2014
3	Mortgage Bankers Association, MBA: Despite Higher Volumes, Independent Mortgage Banker Per-Loan Profits Decrease in the Fourth Quarter as the Cost to Originate Rises, April 22, 2013

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
These metrics are defined below.
Contracted revenues. Contracted revenues are those revenues that are fixed by the terms of a contract and are not affected by fluctuations in mortgage origination volume. These revenues consist of the base fee portion of success-based SaaS Encompass revenues, monthly per-user subscription SaaS Encompass revenues, professional services revenues, on-premise revenues, and subscription revenues paid for products other than Encompass.
SaaS Encompass revenues. SaaS Encompass revenues are those revenues earned from the customer’s usage of the SaaS version of Encompass. These revenues consist of success-based SaaS Encompass revenues and subscription-based SaaS Encompass revenues.
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

The following table shows these operating metrics as of and for the three months ended March 31, 2014 and 2013:

	Three Months ended March 31,
	2014	2013
Revenues (in thousands):
Total revenues	$32,178	$30,855
Total contracted revenues	$22,541	$15,836
Total SaaS Encompass revenues	$19,129	$16,482
Users at end of period:
Contracted SaaS users	99,089	68,882
Active Encompass users	94,971	80,710
Active SaaS Encompass users	67,416	48,121
Active SaaS Encompass users as a percentage of active Encompass users	71%	60%
Active SaaS Encompass users as a percentage of contracted SaaS users	68%	70%
Average users during period:
Active Encompass users	93,702	78,242
Active SaaS Encompass users	66,160	45,868
Active SaaS Encompass users as a percentage of active Encompass users	71%	59%
Revenue per average user during period:
Revenue per average active Encompass user	$343	$394
Basis of Presentation
General
Our consolidated financial statements include the accounts of Ellie Mae, Inc. and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation.
Revenue Recognition
We generate revenue primarily from transaction-based fees and fees for software and related services. Our software can be accessed either through a company-hosted subscription or a customer-hosted license. Accordingly, our revenues are described as on-demand and on-premise revenues. Sales taxes assessed by governmental authorities are excluded from revenue.
In the Notes to our condensed consolidated financial statements on our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, we included all revenues from professional services in on-premise revenues in our disclosure related to revenues by type. For the quarter ended March 31, 2014, we included professional services revenues in either on-demand revenues or on-premise revenues as determined by the related service or software license revenue. We have retrospectively reclassified our disclosure of on-demand and on-premise revenues for the three months ended March 31, 2013 in order to conform to the current presentation.
On-demand Revenues
On-demand revenues are revenues generated from company-hosted software subscriptions that customers access through the Internet, revenues from a small number of customers that have opted to self-host a portion of the software but pay fees based on a per closed loan, or success, basis subject to monthly base fees, which we refer to as Success-Based Pricing, and related professional services which include consulting, implementation and training services. On-demand revenues are also comprised of software services sold transactionally and Ellie Mae Network transaction fees.
On-premise Revenues
On-premise revenues are revenues generated from maintenance services, sales of customer-hosted software licenses (except for customer-hosted Success-Based Pricing revenues, which are included in on-demand revenues described above), and related professional services which include consulting, implementation and training services.

Cost of Revenues and Operating Expenses
Cost of Revenues
Our cost of revenues consists primarily of: salaries and benefits, including stock-based compensation expense, expenses for document preparation, income verification and compliance services, customer support, data centers, depreciation on computer equipment used in supporting the Ellie Mae Network, SaaS Encompass and Encompass CenterWise offerings, amortization of acquired intangible assets such as developed technology and trade names, professional services associated with implementation of our software, and allocated facilities costs. We expect that our cost of revenues will continue to increase in absolute dollars as our revenues increase, as we make additional and accelerated investments to bolster our infrastructure and enhance our system capacity, reliability and security, as we pursue additional strategic acquisitions and as we continue to hire additional personnel in our implementation and customer support departments to support new customers. Additionally, we expect cost of revenues to increase as a result of forensic and consulting fees incurred in the second quarter of 2014 in response to the service outage.
Sales and Marketing
Our sales and marketing expenses consist primarily of: salaries, benefits and incentive compensation, including stock-based compensation expense and commissions; allocated facilities costs; expenses for trade shows, public relations and other promotional and marketing activities; expenses for travel and entertainment; and amortization of acquired intangible assets such as customer relationships. We expect that our sales and marketing expense will continue to increase as we continue to hire additional sales personnel in order to address anticipated demand for our software solutions as we expect an increased number of mortgage lenders to assess new platform options and replace their legacy systems. We also intend to increase marketing activities focused on SaaS Encompass, our Ellie Mae Network offerings and our other Encompass services. We will continue to see increased amortization of intangible assets as we pursue additional strategic acquisitions.
Research and Development
Our research and development expenses consist primarily of: salaries and benefits, including bonuses and stock-based compensation expense; fees to contractors engaged in the development and support of the Ellie Mae Network, Encompass software and other products; and allocated facilities costs. We expect that our research and development expenses will continue to increase in absolute dollars as we continue to invest in our products and services and related next-generation enhancements, including hiring additional engineering and product development personnel.
General and Administrative
Our general and administrative expenses consist primarily of: salaries and benefits, including bonuses and stock-based compensation expense for employees involved in finance, accounting, human resources, administrative and legal roles, consulting, legal, accounting and other professional services by third-party providers, and allocated facilities costs. We expect general and administrative expenses to continue to increase in absolute dollars primarily due to greater amounts of stock compensation expense relating to awards granted to attract and retain the employees needed to continue to grow our business.
Other Income, Net
Other income, net consists of interest income earned on investments, cash accounts and notes receivable, offset by investment discount amortization and imputed interest expense related to our acquisition holdback payments and interest expense paid on equipment and software leases.
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

Critical Accounting Policies and Estimates
There have been no material changes during the three months ended March 31, 2014 to our critical accounting policies and estimates previously disclosed in our 2013 Form 10-K.
Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months ended March 31,
	2014	2013
	(in thousands)
Revenues	$32,178	$30,855
Cost of revenues (1)	9,200	7,611
Gross profit	22,978	23,244
Operating expenses:
Sales and marketing (1)	6,095	4,903
Research and development (1)	6,815	5,548
General and administrative (1)	8,993	7,586
Total operating expenses	21,903	18,037
Income from operations	1,075	5,207
Other income, net	100	121
Income before income taxes	1,175	5,328
Income tax provision	393	1,415
Net income	$782	$3,913
________
(1) Stock-based compensation included in the above line items:

	Three Months ended March 31,
	2014	2013
	(in thousands)
Cost of revenues	$238	$99
Sales and marketing	333	136
Research and development	736	685
General and administrative	2,003	2,453
	$3,310	$3,373

	Three Months ended March 31,
	2014	2013

Revenues	100.0%	100.0%
Cost of revenues	28.6	24.7
Gross margin	71.4	75.3
Operating expenses:
Sales and marketing	18.9	15.9
Research and development	21.2	18.0
General and administrative	27.9	24.6
Total operating expenses	68.0	58.5
Income from operations	3.4	16.8
Other income, net	0.3	0.4
Income before income taxes	3.7	17.2
Income tax provision	1.2	4.6
Net income	2.5%	12.6%

Comparison of the Three Months Ended March 31, 2014 and 2013
Revenues
The following table sets forth our revenues by type for the periods presented:

	Three Months ended March 31,
	2014	2013
	(dollars in thousands)
Revenue by type:
On-demand	$30,146	$27,951
On-premise	2,032	2,904
Total	$32,178	$30,855

	Three Months ended March 31,
	2014	2013
Revenue by type:
On-demand	93.7%	90.6%
On-premise	6.3%	9.4%
Total	100.0%	100.0%
Total revenues increased $1.3 million, or 4.3%, for the three months ended March 31, 2014 as compared to the same period of 2013.
On-demand revenues increased by $2.2 million, consisting primarily of a $2.6 million increase in SaaS Encompass revenues, of which $2.2 million related to our Success-Based Pricing model. SaaS Encompass revenues increased as a result of the addition of new SaaS Encompass users and as a result of upgrades of existing customers to our SaaS platform. The number of average active SaaS Encompass users increased by 44.2% from 45,868 for the three months ended March 31, 2013 to 66,160 for the three months ended March 31, 2014.
The revenue increase from additional users was offset by a reduction in revenue generated from closed loan volume, which was driven by customers delaying the implementation of Encompass as they focused on preparing for ATR/QM rules, as well as an overall estimated 50% decline in mortgage origination volume for the three months ended March 31, 2014 compared to the same period of 2013.
Also contributing to the increase in on-demand revenues was a $0.8 million increase in revenues from professional services, primarily driven by training and implementation services provided to new customers and customers that converted from on-demand users to SaaS Encompass Success-Based Pricing users. Partially offsetting the increase in on-demand revenues was a $1.3 million decrease in revenues from our standalone Encompass Docs Solution for the three months ended March 31, 2014 compared to the same period of 2013, primarily as a result of the conversion of customers from standalone solutions to SaaS Encompass and partially from two standalone solutions subscription customers having gone out of business during the third quarter of 2013.
On-premise revenues decreased by $0.9 million for the three months ended March 31, 2014 compared to the same period of 2013, primarily due to a $0.8 million decrease in software license and maintenance fees and a $0.1 million decrease in revenues from professional services as our on-premise customers converted to SaaS Encompass Success-Based Pricing users.
Revenue per average active Encompass user decreased from $394 for the three months ended March 31, 2013 to $343 for three months ended March 31, 2014, caused primarily by a decline in closed loan volume and longer implementation cycles for some of the larger customers that were added in 2013. Contracted revenues, which are not sensitive to volume, increased from $15.8 million for the three months ended March 31, 2013 to $22.5 million for the three months ended March 31, 2014, driven by an increase in monthly base fees due to an increase in contracted SaaS users.

Gross Profit

	Three Months ended March 31,
	2014	2013
	(dollars in thousands)
Gross profit	$22,978	$23,244
Gross margin	71.4%	75.3%
Gross profit decreased by $0.3 million and gross margin percentage decreased by 3.9 percentage points during the three months ended March 31, 2014 as compared to the same period of 2013 as revenues increased by $1.3 million and cost of revenues increased by $1.6 million. The increase in cost of revenues was due to a $1.6 million increase in fixed salary and employee benefit costs associated with headcount added to our professional services and customer support organizations in anticipation of continued increasing demand for our software solutions.
Sales and Marketing

	Three Months ended March 31,
	2014	2013
	(dollars in thousands)
Sales and marketing	$6,095	$4,903
Sales and marketing as % of revenues	18.9%	15.9%
Sales and marketing expenses increased by $1.2 million, or 24.3%, for the three months ended March 31, 2014 as compared to the same period of 2013. This increase was primarily due to a $1.1 million increase in salaries and employee benefits related to increased headcount as we continued to grow our sales and marketing departments in an effort to increase our market share and address anticipated demand for our software solutions.
Research and Development

	Three Months ended March 31,
	2014	2013
	(dollars in thousands)
Research and development	$6,815	$5,548
Research and development as % of revenues	21.2%	18.0%
Research and development expenses increased by $1.3 million, or 22.8%, in the three months ended March 31, 2014 compared to the same period of 2013. The increase was primarily due to a $1.2 million increase in salaries and employee benefits related to increased headcount as we continue to invest in our products and services.
General and Administrative

	Three Months ended March 31,
	2014	2013
	(dollars in thousands)
General and administrative	$8,993	$7,586
General and administrative as % of revenues	27.9%	24.6%
General and administrative expenses increased by $1.4 million, or 18.5%, in the three months ended March 31, 2014 as compared to the same period of 2013. This increase was primarily due to a $1.0 million increase in salaries and employee benefits related to increased headcount and a $0.3 million increase in technology expenses relating to licenses and support for software used to manage our business, offset by a $0.5 million decrease in stock-based compensation expense primarily resulting from a decrease in expense relating to Performance Awards for which expense is recognized on an accelerated basis.
Other Income, Net
Other income, net includes imputed interest expense related to our acquisition holdback and capital lease obligations and interest income from notes receivable and investments. The amounts were not significant in the three months ended March 31, 2014 and 2013.

Income Taxes
Income tax provision was $0.4 million for the three months ended March 31, 2014, compared to $1.4 million for the three months ended March 31, 2013. The decrease in income tax provision was primarily due to the decrease of pretax income from $5.3 million for the three months ended March 31, 2013 to $1.2 million for the three months ended March 31, 2014.
Liquidity and Capital Resources
As of March 31, 2014, we had cash, cash equivalents and short-term investments of $75.3 million and long-term investments of $58.0 million. Cash and cash equivalents consist of cash and money market accounts. Both short and long-term investments consist of corporate bonds and obligations, certificates of deposit, municipal obligations, U.S. government notes and U.S. government agency securities.
We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund capital expenditures, operating expenses and other cash requirements for at least the next 12 months. We may enter into acquisitions in the future, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
The following table sets forth our statement of cash flows data for the periods presented:

	Three Months ended March 31,		Net
	2014	2013	Change
	(in thousands)
Net cash provided by operating activities	$2,123	$9,220	$(7,097)
Net cash used in investing activities	(11,644)	(29,036)	17,392
Net cash provided by financing activities	2,482	1,618	864
Net decrease in cash and cash equivalents	$(7,039)	$(18,198)	$11,159
Operating Activities
Cash provided by operating activities decreased by $7.1 million from $9.2 million in 2013 to $2.1 million in 2014. In the consolidated statements of cash flows, cash provided by operating activities is presented as net income adjusted for non-cash expense items and changes in operating assets and liabilities. Net income decreased by $3.1 million for the three months ended March 31, 2014 as compared to the same period of 2013. The net contribution of non-cash expense items to cash provided by operating activities increased by $0.4 million for the three months ended March 31, 2014 as compared to the same period of 2013. The net contribution of changes in operating assets and liabilities to cash provided by operating activities decreased by $4.4 million for the three months ended March 31, 2013 as compared to the same period of 2013.
The increase in the net contribution of non-cash expense items was primarily due to a $0.3 million charge from deferred taxes in 2012 that we did not incur during 2013.
Changes in operating assets and liabilities resulted in a net decrease of $4.4 million to cash provided by operating activities in the three months ended March 31, 2014 as compared to the same period in 2013. Our net accounts receivable balance fluctuates from period to period, depending on the timing of sales and billing activity, cash collections and changes to our allowance for doubtful accounts. The change in prepaid expenses and other current assets was primarily due to the timing of the payment for computer software licenses. The change in deposits and other assets was due to deferred commission expenses and timing of the payment for software licenses. The change in accounts payable and accrued and other liabilities was due to the timing of additional liabilities and payments in general, and does not reflect any significant change in the nature of accrued liabilities. The change in deferred revenue is the result of timing differences in the recognition of revenues from professional services, which are deferred until the projects are completed.
Investing Activities
Our primary investing activities have consisted of purchases and maturities of investments, purchases of property and equipment specifically related to the build out of our data centers, as well as payments for acquisitions. Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations and certain software development projects subject to capitalization. We plan to continue to invest in technology hardware and software to support our growth and corporate infrastructure. Additionally, consistent with our acquisition strategy, we intend to continue pursuing additional strategic acquisitions.
Cash used in investing activities of $11.6 million for the three months ended March 31, 2014 was primarily the result of $4.6 million in net purchases of investments, $2.5 million for purchases of property and equipment mainly for our data centers and $4.5 million cash paid for the acquisition of MortgageCEO.

Cash used in investing activities of $29.0 million for the three months ended March 31, 2013 was the result of $27.7 million in net purchases of short-term investments and $1.3 million for purchases of property and equipment mainly for our data centers.
Financing Activities
Financing activities have consisted primarily of cash provided from the exercise of stock options, excess tax benefits from employee exercises of stock options and payments related to capital lease obligations.
Cash provided by financing activities of $2.5 million for the three months ended March 31, 2014 consisted primarily of $2.6 million in proceeds from the exercise of stock options and $0.4 million in excess tax benefits from employee exercises of stock options, offset by payments on capital leases of $0.5 million.
Cash provided by financing activities of $1.6 million for the three months ended March 31, 2013 consisted primarily of $1.4 million in proceeds from the exercise of stock options, and $0.2 million in excess tax benefits from employee exercises of stock options.
Off Balance Sheet Arrangements
As of March 31, 2014, we had no off-balance sheet arrangements and operating leases were the only financing arrangements not reported on our consolidated financial statements.
ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We believe that there have been no significant changes in our market risk exposures for the three months ended March 31, 2014, as compared with those discussed in our 2013 Form 10-K.
ITEM 4—CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
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

PART II—OTHER INFORMATION
ITEM 1—LEGAL PROCEEDINGS
For a description of the material legal proceedings, please see Note 8 of the Notes to Condensed Consolidated Financial Statements.

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
We experienced a system outage in March 2014 that prevented our customers from being able to complete loan transactions during the outage period.  This system interruption and future system interruptions that impair access to the Ellie Mae Network or SaaS Encompass could damage our reputation and brand and may substantially harm our business.
The satisfactory performance, reliability and availability of SaaS Encompass, the Ellie Mae Network, our website, our services, including our Encompass Compliance Service, and our network infrastructure are critical to our reputation and our ability to attract and retain Ellie Mae Network participants and Encompass users. Because our service is complex and incorporates a variety of hardware and proprietary and third-party software, our service may have errors or defects that could result in unanticipated downtime for our subscribers. Internet-based services frequently contain undetected errors when first introduced or when new versions or enhancements are released, and we have from time to time found defects in our service and new errors in our service may be detected in the future. In addition, our customers may use our service in unanticipated ways that may cause a disruption in service for other customers attempting to access their data.
Moreover, we have experienced and may in the future continue to experience temporary system interruptions, either to the Ellie Mae Network or to SaaS Encompass hosting locations, for a variety of reasons, including network failures, power failures, software errors, problems with Encompass and other third-party firmware updates, as well as an overwhelming number of Ellie Mae Network participants and Encompass users trying to access our network during periods of strong demand. For example, on March 31, 2014, we experienced an outage of our Encompass services which prevented our customers from being able to complete loan transactions until the system was restored on April 1, 2014. Since our customers use our service for important aspects of their business, any errors, defects, disruptions in service or other performance problems could result in negative publicity, damage our reputation and brand, reduce our revenue, increase our operating expenses, negatively impact our ability to run our business, hinder our ability to enroll new customers and cause us to lose current customers, all of which could substantially harm our business and operating results.
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
We currently estimate that approximately 30% to 40% of our revenues have some sensitivity to volume. The forecasted lower levels in residential mortgage loan volume in 2015 as compared to 2014 levels will require us to increase our user base and/or our revenues per loan processed by our customers in order to maintain our financial performance. Any additional decrease in residential mortgage volumes would heighten our need to increase these revenue drivers. We cannot guarantee we will be successful in these efforts, which could materially adversely affect our business.
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
As a third-party technology service provider of mission-critical products and services to many financial institutions that are regulated by one or more member agencies of the Federal Financial Institutions Examination Council, or FFIEC, we are subject to an IT examination by the member agencies of the FFIEC. As a result, the FFIEC conducts recurring IT Examinations in order to identify existing or potential risks associated with our operations that could adversely affect the financial institutions to whom we provide products and services, evaluate our risk management systems and controls and determine our compliance with applicable laws that affect the products and services we provide to financial institutions. In addition to examining areas such as our management of technology, data integrity, information confidentiality and service availability, the reviews also assess our financial stability. A sufficiently unfavorable review from the FFIEC could result in our financial institution customers not being allowed to use our technology products and services, which could have a material adverse effect on our business and financial condition.
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

ELLIE MAE, INC.

Date:	May 7, 2014	By:	/s/ Edgar A. Luce
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