Form 10-Q
period 2014-06-30
ELLIE MAE INC
filed 2014-08-06
CIK 1122388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:
As of August 4, 2014:

Class	Number of Shares
Common Stock, $0.0001 par value	28,322,483

PART I—FINANCIAL INFORMATION
ITEM 1—CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Ellie Mae, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share amounts)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$34,001	$33,462
Short-term investments	43,585	46,325
Accounts receivable, net of allowances for doubtful accounts of $131 and $81 as of June 30, 2014 and December 31, 2013, respectively	16,781	12,024
Prepaid expenses and other current assets	5,977	6,473
Total current assets	100,344	98,284
Property and equipment, net	18,725	12,751
Long-term investments	64,829	56,285
Other intangible assets, net	7,661	5,089
Goodwill	52,460	51,051
Deposits and other assets	5,454	5,112
Total assets	$249,473	$228,572
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,676	$3,783
Accrued and other current liabilities	11,971	10,224
Acquisition holdback, net of discount	1,993	1,965
Deferred revenue	4,570	4,752
Total current liabilities	22,210	20,724
Leases payable, net of current portion	445	175
Other long-term liabilities	1,221	777
Total liabilities	23,876	21,676
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, $0.0001 par value per share; 140,000,000 authorized shares, 28,277,649 and 27,624,025 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	3	3
Additional paid-in capital	225,534	212,043
Accumulated other comprehensive income (loss)	38	(34)
Retained earnings (accumulated deficit)	22	(5,116)
Total stockholders' equity	225,597	206,896
Total liabilities and stockholders' equity	$249,473	$228,572

See accompanying notes to these condensed consolidated financial statements (unaudited).

Ellie Mae, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months ended June 30,		Six Months ended June 30,
	2014	2013	2014	2013
Revenues	$39,984	$34,270	$72,162	$65,125
Cost of revenues	10,576	8,607	19,776	16,218
Gross profit	29,408	25,663	52,386	48,907
Operating expenses:
Sales and marketing	6,451	5,167	12,546	10,070
Research and development	6,077	6,530	12,892	12,078
General and administrative	9,551	7,975	18,544	15,561
Total operating expenses	22,079	19,672	43,982	37,709
Income from operations	7,329	5,991	8,404	11,198
Other income, net	109	151	209	272
Income before income taxes	7,438	6,142	8,613	11,470
Income tax provision	3,082	2,457	3,475	3,872
Net income	$4,356	$3,685	$5,138	$7,598
Net income per share of common stock:
Basic	$0.16	$0.14	$0.19	$0.29
Diluted	$0.15	$0.13	$0.18	$0.27
Weighted average common shares used in computing net income per share of common stock:
Basic	27,617,142	26,368,860	27,479,035	26,268,134
Diluted	29,288,928	28,281,922	29,192,867	28,182,572

Net income	$4,356	$3,685	$5,138	$7,598
Other comprehensive income (loss), net of taxes:
Unrealized gain (loss) on investments	75	(28)	72	(123)
Comprehensive income	$4,431	$3,657	$5,210	$7,475

See accompanying notes to these condensed consolidated financial statements (unaudited).

Ellie Mae, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,138	$7,598
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,320	2,273
Provision for uncollectible accounts receivable	58	1
Amortization of other intangible assets	1,040	721
Amortization of discount related to acquisition holdback	29	69
Stock-based compensation	7,488	7,508
Excess tax benefit from exercise of stock options	(2,256)	(249)
Deferred income taxes	—	(137)
Amortization of investment premium	669	852
Changes in operating assets and liabilities:
Accounts receivable	(4,815)	(1,708)
Prepaid expenses and other current assets	1,447	(549)
Deposits and other assets	(342)	(1,116)
Accounts payable	374	1,640
Accrued, other current and other liabilities	2,834	4,011
Deferred revenue	(181)	(252)
Net cash provided by operating activities	13,803	20,662
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(7,421)	(3,393)
Purchases of investments	(38,867)	(63,344)
Maturities of investments	32,466	41,842
Acquisitions	(4,500)	—
Net cash used in investing activities	(18,322)	(24,895)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capital lease obligations	(735)	(363)
Proceeds from issuance of common stock under employee stock plans	4,038	1,985
Tax payments related to shares withheld for vested restricted stock units	(501)	(26)
Excess tax benefit from exercise of stock options	2,256	249
Net cash provided by financing activities	5,058	1,845
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	539	(2,388)
CASH AND CASH EQUIVALENTS, Beginning of period	33,462	44,114
CASH AND CASH EQUIVALENTS, End of period	$34,001	$41,726
Supplemental disclosure of cash flow information:
Cash paid for interest	$39	$156
Cash paid for income taxes	$18	$1,736
Supplemental disclosure of non-cash investing and financing activities:
Fixed asset purchases not yet paid	$404	$218
Stock-based compensation capitalized to property and equipment	$210	$39
Acquisition of property and equipment under capital leases	$1,195	$1,271

See accompanying notes to these condensed consolidated financial statements (unaudited).

Ellie Mae, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1—Description of Business
Ellie Mae, Inc. (“Ellie Mae,” “the Company,” “we,” “our” or “us”) is a leading provider of innovative on-demand software solutions and services for the residential mortgage industry in the United States. The Company’s end-to-end Encompass mortgage management solution provides one system of record that allows banks, credit unions and mortgage lenders to originate and fund mortgages and improve compliance, loan quality and efficiency.
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
Other Income, Net
Other income, net consisted of the following:

	Three Months ended June 30,		Six Months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Interest income	$144	$252	$266	$415
Net realized loss on investments	(8)	(59)	(7)	(60)
Interest expense	(27)	(42)	(50)	(83)
Total other income, net	$109	$151	$209	$272

Comprehensive Income
Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net income, specifically unrealized gains (losses) on available-for-sale investments. Except for net realized gain (loss) on investments which was not significant, there were no reclassifications out of accumulated other comprehensive income (loss) that affected net income during the three and six months ended June 30, 2014 and 2013.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 also requires significantly expanded disclosures about revenue recognition. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. We are currently evaluating the impact that adoption will have on our consolidated financial statements.
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
The components of net income per share of common stock were as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2014	2013	2014	2013
	(in thousands, except share and per share amounts)
Net income	$4,356	$3,685	$5,138	$7,598
Basic shares:
Weighted average common shares outstanding	27,617,142	26,368,860	27,479,035	26,268,134
Diluted shares:
Weighted average shares used to compute basic net income per share	27,617,142	26,368,860	27,479,035	26,268,134
Effect of potentially dilutive securities:
Employee stock options, RSUs, Performance Awards and ESPP shares	1,671,786	1,913,062	1,713,832	1,914,438
Weighted average shares used to compute diluted net income per share	29,288,928	28,281,922	29,192,867	28,182,572
Net income per share:
Basic	$0.16	$0.14	$0.19	$0.29
Diluted	$0.15	$0.13	$0.18	$0.27
The following potential common shares were excluded from the computation of diluted net income per share, as their effect would have been anti-dilutive:

	Three Months ended June 30,		Six Months ended June 30,
	2014	2013	2014	2013
Employee stock options and awards	1,305,110	876,237	1,051,298	613,679
Performance Awards are included in the diluted shares outstanding for each period if the established performance criteria have been met at the end of the respective periods. However, if none of the required performance criteria have been met for such awards, we include the number of shares that would be issuable if the end of the reporting period were the end of the contingency period. Accordingly, in addition to the employee stock options and awards noted above, 100,000 and 192,100 shares underlying Performance Awards have been excluded from the dilutive shares outstanding for each of the three and six months ended June 30, 2014 and 2013, respectively.
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
The following tables set forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis, according to the valuation techniques the Company used to determine their values:

	Fair value at	Fair value measurements using inputs considered as
	June 30, 2014	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$18,052	$18,052	$—	$—
Certificates of deposit	14,521	—	14,521	—
Corporate notes and obligations	23,076	—	23,076	—
Municipal obligations	5,336	—	5,336	—
U.S. government and government agency obligations	65,481	13,186	52,295	—
	$126,466	$31,238	$95,228	$—

	Fair value at	Fair value measurements using inputs considered as
	December 31, 2013	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$16,431	$16,431	$—	$—
Certificates of deposit	14,920	—	14,920	—
Corporate notes and obligations	26,774	—	26,774	—
Municipal obligations	3,830	—	3,830	—
U.S. government and government agency obligations	60,018	11,428	48,590	—
	$121,973	$27,859	$94,114	$—
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

At June 30, 2014 and December 31, 2013, the Company did not have any assets or liabilities that were valued using Level 3 inputs. For the three and six months ended June 30, 2014 and 2013, there were no transfers of financial instruments among Level 1, Level 2 or Level 3 classifications.
For the three and six months ended June 30, 2014 the Company recognized interest income from financial instruments of $0.1 million and $0.3 million, respectively. For the three and six months ended June 30, 2013 the Company recognized interest income from financial instruments of $0.3 million and $0.4 million, respectively. Gross realized gains and gross realized losses from the sale of investments were not significant during the three and six months ended June 30, 2014 and 2013.
The carrying amounts, gross unrealized gains and losses and estimated fair value of cash and cash equivalents and both short and long-term investments consisted of the following:

	June 30, 2014
	Amortized cost	Unrealized gains	Unrealized losses	Carrying or fair value
	(in thousands)
Cash and cash equivalents:
Cash	$15,949	$—	$—	$15,949
Money market funds	18,052	—	—	18,052
	$34,001	$—	$—	$34,001
Investments:
Corporate notes and obligations	$23,055	$30	$(9)	$23,076
Certificates of deposit	14,515	16	(10)	14,521
Municipal obligations	5,323	13	—	5,336
U.S. government and government agency obligations	65,483	44	(46)	65,481
	$108,376	$103	$(65)	$108,414

	December 31, 2013
	Amortized cost	Unrealized gains	Unrealized losses	Carrying or fair value
	(in thousands)
Cash and cash equivalents:
Cash	$14,092	$—	$—	$14,092
Money market funds	16,431	—	—	16,431
U.S. government agency securities	2,939	—	—	2,939
	$33,462	$—	$—	$33,462
Investments:
Corporate notes and obligations	$26,770	$17	$(13)	$26,774
Certificates of deposit	14,945	1	(26)	14,920
Municipal obligations	3,827	5	(2)	3,830
U.S. government and government agency obligations	57,102	15	(31)	57,086
	$102,644	$38	$(72)	$102,610

The following table shows the gross unrealized losses and the related fair values of our investments that have been in a continuous unrealized loss position:

	June 30, 2014
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
	(in thousands)
Corporate notes and obligations	$6,416	$(9)	$—	$—	$6,416	$(9)
Certificates of deposit	4,215	(10)	—	—	4,215	(10)
U.S. government and government agency obligations	19,949	(46)	—	—	19,949	(46)
	$30,580	$(65)	$—	$—	$30,580	$(65)

	December 31, 2013
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
	(in thousands)
Corporate notes and obligations	$6,403	$(13)	$—	$—	$6,403	$(13)
Certificates of deposit	12,714	(26)	—	—	12,714	(26)
Municipal obligations	552	(2)	—	—	552	(2)
U.S. government and government agency obligations	24,975	(31)	—	—	24,975	(31)
	$44,644	$(72)	$—	$—	$44,644	$(72)

The following table summarizes the maturities of the Company’s investments at June 30, 2014:

Carrying or fair value
(in thousands)
Remainder of 2014	$20,812
2015	41,222
2016	31,698
2017	14,682
Total	$108,414
Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.
NOTE 5—Acquisition
On January 15, 2014, the Company acquired substantially all the assets of ARG Interactive, LLC (dba MortgageCEO), a software as a service (“SaaS”) company specializing in customer relationship management and marketing solutions for the residential mortgage industry. The Company acquired the MortgageCEO business in order to add functionality to its product offerings. The transaction was accounted for as a business combination and, accordingly, the total purchase price was allocated to the assets acquired based on their respective fair values. The Company expensed all transactions costs, which were insignificant, in the period in which they were incurred.
The total purchase price was $5.0 million, of which $4.5 million was paid at the time of closing. The remaining $0.5 million (the “holdback funds”) has been retained from the purchase price to cover working capital adjustments and any indemnity claims. Any unused portion of the holdback funds will be paid on July 15, 2015.

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
Developed technology consists of the technology underlying MortgageCEO’s existing products. The value of the developed technology was determined by discounting the estimated net future cash flows of these products. The Company is amortizing the developed technology on a straight-line basis over an estimated life of 5 years.
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
Goodwill represents the excess of the purchase price over the fair value of the identifiable assets acquired and is not deductible for tax purposes. Among the factors that contributed to a purchase price in excess of the fair value of the identifiable assets was the acquisition of an assembled workforce and synergies between the Company’s products and MortgageCEO’s products.
MortgageCEO’s results of operations since the closing date of January 15, 2014 have been included in the Company’s consolidated statements of income for the three and six months ended June 30, 2014. If the acquisition had occurred as of January 1, 2014, the revenue and earnings of the combined entity for the current reporting period would have been approximately the same. MortgageCEO’s revenues and earnings for the three and six months ended June 30, 2014 and 2013 were not significant.
NOTE 6— Goodwill and Other Intangible Assets
The changes in the carrying value of goodwill during the six months ended June 30, 2014 were as follows (in thousands):

Balance at January 1, 2014	$51,051
Addition: MortgageCEO acquisition	1,409
Balance at June 30, 2014	$52,460

Other intangible assets, net, consisted of the following:

	June 30, 2014
	Gross carrying amount	Accumulated amortization	Net intangibles	Weighted Average Remaining Useful Life
	(in thousands)			(in years)
Developed technology	$4,801	$(1,933)	$2,868	4.3
Customer relationships	7,943	(3,193)	4,750	4.7
Trade names	301	(258)	43	1.0
	$13,045	$(5,384)	$7,661	4.5

	December 31, 2013
	Gross carrying amount	Accumulated amortization	Net intangibles	Weighted Average Remaining Useful Life
	(in thousands)			(in years)
Developed technology	$1,874	$(1,500)	$374	1.2
Customer relationships	7,300	(2,653)	4,647	5.1
Trade names	260	(192)	68	1.0
	$9,434	$(4,345)	$5,089	4.8
Amortization expense associated with other intangible assets was $0.5 million and $1.0 million for the three and six months ended June 30, 2014, respectively, and $0.4 million and $0.7 million for the three and six months ended June 30, 2013, respectively. There was no impairment of intangible assets during the three and six months ended June 30, 2014 and 2013.
Minimum future amortization expense for other intangible assets at June 30, 2014 was as follows:

Amortization
(in thousands)
Remainder of fiscal 2014	$1,070
2015	1,767
2016	1,643
2017	1,642
2018	978
2019	295
Thereafter	266
$7,661
NOTE 7—Income Taxes
We compute our interim provision for income taxes by applying the estimated annual effective tax rate to the year-to-date income from recurring operations and adjust the provision for discrete tax items recorded in the period. We evaluate and update our estimated annual effective income tax rate on a quarterly basis. The estimated effective tax rate for the six months ended June 30, 2014 and 2013 was 40.3% and 45.0%, respectively.
The difference between the federal statutory rate of 35% and our estimated effective tax rate for the three and six months ended June 30, 2014 was primarily due to our state income tax provision and non-deductible stock-based compensation expenses and limitations of tax deductions under Internal Revenue Code (“IRC”) Section 162(m) for compensation paid to our executive officers, offset by the domestic production activities deduction under IRC Section 199 and disqualifying dispositions of stock-based awards.
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
We have a policy to classify accrued interest and penalties associated with uncertain tax positions together with the related liability in the balance sheet, and to include the expenses incurred related to such accruals in the provision for income taxes. During the six months ended June 30, 2014, we included interest and penalties of $40 thousand in the provision for income taxes. There were no interest or penalties included in the provision for income taxes during the six months ended June 30, 2013.
NOTE 8—Commitments and Contingencies
Leases
In January 2014, we entered into a lease agreement to finance the purchase of computer equipment with payments of $50,000 per month over the 36 month term of the agreement. In April 2014, we entered into an agreement to lease office space in Parsippany, New Jersey, with payments ranging from $2,000 per month to $5,000 per month over the 66 month term of the lease agreement. In May 2014, we entered into an agreement to lease office space in San Diego, California, with payments ranging from $11,000 per month to $12,000 per month over the 39 month term of the lease agreement. In May 2014, we entered into an amendment to our existing lease of office space in Calabasas, California, in which we will make payments of $2,000 per month over the five month term of the lease arrangement in return for expanded office space.
Legal Proceedings
On March 25, 2011, Industry Access Incorporated (“Industry Access”) filed a patent infringement lawsuit against us and another defendant in the U.S. District Court for the Central District of California. The complaint alleges, among other things, that certain aspects of our Encompass loan management software system and related operations infringe a single patent, and seeks declaratory relief and unspecified damages from the defendants, including enhanced damages for willful infringement and reasonable attorneys’ fees. On June 24, 2011, the Court issued an order requiring plaintiff to serve the complaint on all defendants within three days of the order. On June 28, 2011, plaintiff served us with the complaint and we filed its answer on August 5, 2011 denying all material allegations of the complaint. On November 18, 2011 the other defendant filed with the United States Patent and Trademark Office (the “PTO”) a request for ex parte reexamination of Industry Access’ U.S. Patent No 7,769,681, which the PTO granted on February 14, 2012. On December 15, 2011, we filed a motion to stay the litigation pending the reexamination, which the Court granted on February 28, 2012. On October 9, 2012, the PTO issued the reexamination certificate. The Court granted a motion to dismiss the other defendant from this action on April 7, 2013 and lifted the stay on April 11, 2013.
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
On September 12, 2013, we filed a motion to relate and consolidate the two Industry Access lawsuits so that all of Industry Access’ related patent infringement claims would be heard before the same judge on the same schedule.  Industry Access responded to this motion on October 11, 2013.  The Court granted our motion to consolidate on October 31, 2013. The Court held a claim construction hearing on June 2, 2014, and issued a claim construction order on July 9, 2014. Trial is set for December 16, 2014.
We believe that we have substantial and meritorious defenses in the newly consolidated case and, we intend to defend these and similar claims vigorously.
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

Total stock-based compensation expense recognized consisted of:

	Three Months ended June 30,		Six Months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Cost of revenues	$386	$171	$624	$270
Sales and marketing	547	250	880	387
Research and development	836	943	1,572	1,628
General and administrative	2,409	2,771	4,412	5,223
	$4,178	$4,135	$7,488	$7,508
Capitalized stock-based compensation for the three and six months ended June 30, 2014 was $156,000 and $210,000, respectively. Capitalized stock-based compensation for the three and six months ended June 30, 2013 was $24,000 and $39,000, respectively.
2009 Stock Option and Incentive Plan and 2011 Equity Incentive Award Plan
Stock Options
The following table summarizes our stock option activity under the 2009 Plan and 2011 Plan:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at January 1, 2014	3,284,672	$11.17
Granted	681,445	$25.76
Exercised	(459,781)	$6.25
Forfeited or expired	(19,519)	$21.32
Outstanding at June 30, 2014	3,486,817	$14.61	7.49	$57,605
Ending vested and expected to vest at June 30, 2014	3,303,192	$14.17	7.40	$56,036
Exercisable at June 30, 2014	1,725,934	$9.24	6.20	$37,781
Stock options granted during the six months ended June 30, 2014 were made under the 2011 Plan. There were no grants under the 2009 Plan during the six months ended June 30, 2014.
Intrinsic value of an option is the difference between the fair value of our common stock at the time of exercise and the exercise price to be paid. The aggregate intrinsic value for options outstanding at June 30, 2014 in the table above represents the total intrinsic value, based on our closing stock price of $31.13 as of June 30, 2014, which would have been received by option holders had all option holders exercised their in-the-money options as of that date. Options outstanding that are expected to vest are net of estimated future option forfeitures.
Following is additional information pertaining to our stock option activity:

	Three Months ended June 30,		Six Months ended June 30,
	2014	2013	2014	2013
	(in thousands, except per option amounts)
Weighted average fair value per option granted	$12.95	$11.62	$13.04	$11.23
Grant-date fair value of options vested	$1,994	$945	$3,471	$1,972
Intrinsic value of options exercised	$3,637	$3,035	$10,062	$6,393
Proceeds received from options exercised	$1,425	$616	$2,873	$1,043
As of June 30, 2014, total unrecognized stock-based compensation expense related to unvested stock options, adjusted for estimated forfeitures, was $14.7 million and is expected to be recognized over a weighted average period of 2.6 years.

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
In February 2014, the Company granted 62,500 Performance Awards (“2014 Performance Awards”) to designated participants under the 2011 Plan. The 2014 Performance Awards represent the right to receive shares of the Company’s common stock upon achievement of certain performance goals during the performance period of January 1, 2014 through December 31, 2014. After the Company files with the SEC its Annual Report on Form 10-K for the year ending December 31, 2014, the Compensation Committee will determine the level of achievement of the performance goals (the “2014 Award Determination Date”), at which time the designated participants may earn between zero and 2.5 shares of common stock for each 2014 Performance Award. Shares of common stock earned, if any, will be issued after the 2014 Award Determination Date with 25% of the shares to vest upon issuance and the remaining shares to vest 25% on each of the first three anniversaries of the 2014 Award Determination Date, subject to the continuous employment of the participant through such dates. As of June 30, 2014, we expect that each award will convert to 1.6 shares of common stock on the 2014 Award Determination Date. No forfeitures are expected.
The following table summarizes our RSU and Performance Award activity:

	RSUs		Performance Awards
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Outstanding at January 1, 2014	257,378	$23.10	565,300	$24.43
Granted	419,148	26.28	100,000	24.93
Released	(47,500)	22.35	(31,076)	19.60
Forfeited or expired	(10,012)	24.86	—	—
Outstanding at June 30, 2014	619,014	$24.60	634,224	$24.75
Ending vested and expected to vest at June 30, 2014	510,763		634,224
RSUs and Performance Awards that are expected to vest are net of estimated future forfeitures. RSUs released during the six months ended June 30, 2014 and 2013 had an aggregate intrinsic value of $1.2 million and $0.1 million, respectively and had an aggregate grant-date fair value of $1.1 million and $56 thousand, respectively. Performance Awards released during the six months ended June 30, 2014 had an aggregate intrinsic value of $0.8 million and had an aggregate grant-date fair value of $0.6 million. There were no Performance Awards released during the six months ended June 30, 2013. The number of RSUs released includes shares that we withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.
As of June 30, 2014, total unrecognized compensation expense related to unvested RSUs and Performance Awards was $18.9 million and is expected to be recognized over a weighted average period of 3.3 years.

Employee Stock Purchase Plan
For the six months ended June 30, 2014 and 2013, employees purchased 45,746 shares and 54,728 shares, respectively, under the ESPP for a total of $1.2 million and $0.9 million, respectively. As of June 30, 2014, unrecognized compensation expense related to the current ESPP period, which ends on August 29, 2014, was $0.2 million and is expected to be recognized over two months.
Valuation Information
The fair value of stock options and stock purchase rights granted under the 2009 Plan, the 2011 Plan and the ESPP were estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	Three Months ended June 30,		Six Months ended June 30,
	2014	2013	2014	2013
Stock option plans:
Risk-free interest rate	1.88%	0.96%	1.87%	0.96%
Expected life of options (in years)	5.93	5.92	5.97	5.97
Expected dividend yield	—%	—%	—%	—%
Volatility	52%	52%	52%	52%
Employee Stock Purchase Plan:
Risk-free interest rate	0.08%	0.13%	0.08%	0.13%
Expected life of options (in years)	0.50	0.50	0.50	0.50
Expected dividend yield	—%	—%	—%	—%
Volatility	39%	37%	39%	37%
Common Stock
The following numbers of shares of common stock were reserved and available for future issuance at June 30, 2014:

Reserved Shares
Options and awards outstanding under stock incentive plans	4,740,055
Shares available for future grant under the stock incentive plan	2,354,956
Shares available under the Employee Stock Purchase Plan	1,082,886
Total	8,177,897
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
We are organized primarily on the basis of service lines. Supplemental disclosure of revenues by type is as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2014	2013	2014	2013
	(in thousands)
On-demand revenues	$38,096	$31,369	$68,242	$59,320
On-premise revenues	1,888	2,901	3,920	5,805
	$39,984	$34,270	$72,162	$65,125

In the Notes to our condensed consolidated financial statements on our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, we included all revenues from professional services in on-premise revenues in our disclosure related to revenues by type. For the quarterly period ended June 30, 2014, we included professional services revenues in either on-demand revenues or on-premise revenues as determined by the related service or software license revenue. We have retrospectively reclassified our disclosure of on-demand and on-premise revenues for the three and six months ended June 30, 2013 in order to conform to the current presentation.
NOTE 11—Subsequent Event
In July 2014, we entered into a lease agreement for office space in Pleasanton, California that will serve as our future corporate headquarters. The term of the lease commences on April 1, 2015 and has an initial term of 117 months ending December 31, 2024, with payments ranging from $263,000 per month to $344,000 per month.
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
The Ellie Mae Network electronically connects the approximately 99,000 mortgage professionals using Encompass to the broad array of mortgage lenders, investors and third-party service providers integral to the origination and funding of residential mortgages. During the mortgage origination process, mortgage originators may order various services through the Ellie Mae Network, including credit reports, product eligibility and pricing services, automated underwriting services, appraisals, title reports, insurance, flood certifications and flood insurance, compliance reviews, fraud detection, document preparation and verification of income, identity and employment. Mortgage originators can also initiate secure data transmission to and from lenders and investors.
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
We are investing aggressively in initiatives that we believe will help us continue to grow our business, improve our products and services and strengthen our competitive advantage while bringing sustainable, long-term value to our customers. During 2013 and the first half of 2014, we accelerated our investments in our sales and client services capabilities, in research and development and in technology infrastructure to support our user additions and overall business growth. These investments include expanding our talent across the organization by hiring additional personnel.
On March 31, 2014, we experienced a system outage that prevented some of our customers from being able to access certain of our services until the system was restored on April 1, 2014. In responding to this outage, we engaged forensics experts and other consultants, resulting in significant forensics and consulting fees, some of which we incurred in the second quarter of 2014 and some of which we expect to incur during the remainder of 2014. As a result of the outage, we have accelerated our investments to bolster our infrastructure and enhance our system capacity, reliability and security, which costs we expect will be incurred throughout the remainder of 2014.
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
We are also focusing on increasing use of our Ellie Mae Network offerings and our other services, which were introduced from late 2009 through late 2011. These offerings include our TQL program, Encompass Compliance Service, Encompass Product and Pricing Service, Encompass Docs Solution, Encompass 4506-T Service and Encompass CRM. During the six months ended June 30, 2014 and 2013, Encompass users employed the Ellie Mae Network to process on average approximately six transactions per loan file. By continuing to enhance our service offerings and encouraging providers of settlement services to deliver their services electronically through the Ellie Mae Network, we will continue to build value for our customers while increasing the number of transactions for which the Ellie Mae Network is used.
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
In response to the increased quality standards and compliance mandates affecting the industry, we expect an increased number of mortgage lenders to assess new platform options and replace their legacy systems. We have increased the size of our customer acquisition, implementation and support teams by approximately 61% from 154 employees on December 31, 2012 to 248 employees on June 30, 2014 in order to address anticipated demand for our software solutions.
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
Greater focus on operational efficiencies. Mortgage originators experienced a $2,263 increase in the average total production cost per loan, from $3,685 in 2009 to $5,948 in 20131. During the first quarter of 2014, the average total production cost per loan was $8,025,2 and we expect the trend of increasing costs to continue due to continued increased regulation and heightened quality standards. By automating many of the functions of mortgage origination, we enable our users to comply with regulations and process quality loans more efficiently and effectively. This reduces the cost of originating a loan and lowers the risk of buy back demands from investors resulting from poorly originated or documented loans and/or loans that fail to comply with applicable regulations.

________________

1	Mortgage Bankers Association, Annual Mortgage Bankers Performance Report 2013 Data, Net Loan Production Income and Expense, $ per loan, Copyright May 2014.
2	Mortgage Bankers Association, Independent Mortgage Bankers Report Net Production Losses in the First Quarter of 2014, June 10, 2014

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
Active SaaS Encompass users. An active SaaS Encompass user is a mortgage origination professional who has used SaaS Encompass at least once within a 90-day period preceding the measurement date.
Average active Encompass users. Average active Encompass users during a period is calculated by averaging the monthly active Encompass users during a period.
Average active SaaS Encompass users. Average active SaaS Encompass users during a period is calculated by averaging the monthly active SaaS Encompass users during a period.
Revenue per average active Encompass user. Revenue per average active Encompass user is calculated by dividing total revenues by average active Encompass users during a period.

The following table shows these operating metrics as of and for the three and six months ended June 30, 2014 and 2013:

	Three Months ended June 30,		Six Months ended June 30,
	2014	2013	2014	2013
Revenues (in thousands):
Total revenues	$39,984	$34,270	$72,162	$65,125
Total contracted revenues	$24,293	$16,791	$46,834	$32,178
Total SaaS Encompass revenues	$24,003	$19,112	$43,779	$36,043
Users at end of period:
Contracted SaaS users	109,516	78,801	109,516	78,801
Active Encompass users	98,996	88,688	98,996	88,688
Active SaaS Encompass users	72,085	55,952	72,085	55,952
Active SaaS Encompass users as a percentage of active Encompass users	73%	63%	73%	63%
Active SaaS Encompass users as a percentage of contracted SaaS users	66%	71%	66%	71%
Average users during period:
Active Encompass users	97,470	86,045	95,586	82,144
Active SaaS Encompass users	70,443	53,376	68,302	49,622
Active SaaS Encompass users as a percentage of active Encompass users	72%	62%	71%	60%
Revenue per average user during period:
Revenue per average active Encompass user	$410	$398	$755	$793
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
In the Notes to our condensed consolidated financial statements on our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, we included all revenues from professional services in on-premise revenues in our disclosure related to revenues by type. For the quarterly period ended June 30, 2014, we included professional services revenues in either on-demand revenues or on-premise revenues as determined by the related service or software license revenue. We have retrospectively reclassified our disclosure of on-demand and on-premise revenues for the three and six months ended June 30, 2013 in order to conform to the current presentation.
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
Our cost of revenues consists primarily of: salaries and benefits, including stock-based compensation expense, expenses for document preparation, income verification and compliance services, customer support, data centers, depreciation on computer equipment used in supporting the Ellie Mae Network, SaaS Encompass and Encompass CenterWise offerings, amortization of acquired intangible assets such as developed technology and trade names, professional services associated with implementation of our software, and allocated facilities costs. We expect that our cost of revenues will continue to increase in absolute dollars as our revenues increase, as we pursue additional strategic acquisitions and as we continue to hire additional personnel in our implementation and customer support departments to support new customers.
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
General and Administrative
Our general and administrative expenses consist primarily of: salaries and benefits, including bonuses and stock-based compensation expense for employees involved in finance, accounting, human resources, administrative and legal roles, consulting, legal, accounting and other professional services by third-party providers, and allocated facilities costs. General and administrative expenses recognized during the second quarter of 2014 also included forensic and consulting fees incurred in response to the service outage. We expect general and administrative expenses to continue to increase in absolute dollars as we make additional and accelerated investments to bolster our infrastructure and enhance our system capacity, reliability and security. We also expect increases to general and administrative expenses as we hire additional personnel and grant stock-based awards to attract and retain the employees needed to continue to grow our business.
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

Critical Accounting Policies and Estimates
There have been no material changes during the three and six months ended June 30, 2014 to our critical accounting policies and estimates previously disclosed in our 2013 Form 10-K.
Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months ended June 30,		Six Months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Revenues	$39,984	$34,270	$72,162	$65,125
Cost of revenues (1)	10,576	8,607	19,776	16,218
Gross profit	29,408	25,663	52,386	48,907
Operating expenses:
Sales and marketing (1)	6,451	5,167	12,546	10,070
Research and development (1)	6,077	6,530	12,892	12,078
General and administrative (1)	9,551	7,975	18,544	15,561
Total operating expenses	22,079	19,672	43,982	37,709
Income from operations	7,329	5,991	8,404	11,198
Other income, net	109	151	209	272
Income before income taxes	7,438	6,142	8,613	11,470
Income tax provision	3,082	2,457	3,475	3,872
Net income	$4,356	$3,685	$5,138	$7,598
________
(1) Stock-based compensation included in the above line items:

	Three Months ended June 30,		Six Months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Cost of revenues	$386	$171	$624	$270
Sales and marketing	547	250	880	387
Research and development	836	943	1,572	1,628
General and administrative	2,409	2,771	4,412	5,223
	$4,178	$4,135	$7,488	$7,508

	Three Months ended June 30,		Six Months ended June 30,
	2014	2013	2014	2013

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	26.5	25.1	27.4	24.9
Gross margin	73.5	74.9	72.6	75.1
Operating expenses:
Sales and marketing	16.1	15.1	17.4	15.5
Research and development	15.2	19.1	17.9	18.5
General and administrative	23.9	23.3	25.7	23.9
Total operating expenses	55.2	57.5	61.0	57.9
Income from operations	18.3	17.4	11.6	17.2
Other income, net	0.3	0.4	0.3	0.4
Income before income taxes	18.6	17.8	11.9	17.6
Income tax provision	7.7	7.2	4.8	5.9
Net income	10.9%	10.6%	7.1%	11.7%

Comparison of the Three and Six Months Ended June 30, 2014 and 2013
Revenues
The following table sets forth our revenues by type for the periods presented:

	Three Months ended June 30,		Six Months ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)
Revenue by type:
On-demand	$38,096	$31,369	$68,242	$59,320
On-premise	1,888	2,901	3,920	5,805
Total	$39,984	$34,270	$72,162	$65,125

	Three Months ended June 30,		Six Months ended June 30,
	2014	2013	2014	2013
Revenue by type:
On-demand	95.3%	91.5%	94.6%	91.1%
On-premise	4.7%	8.5%	5.4%	8.9%
Total	100.0%	100.0%	100.0%	100.0%
Three months ended June 30, 2014. Total revenues increased $5.7 million, or 16.7%, for the three months ended June 30, 2014 as compared to the same period of 2013.
On-demand revenues increased by $6.7 million during the three months ended June 30, 2014, consisting primarily of a $4.9 million increase in SaaS Encompass revenues, of which $4.3 million related to our Success-Based Pricing model. The increase in SaaS Encompass revenues resulted from the addition of new SaaS Encompass users and from upgrades of existing on-premise customers to our SaaS platform. The number of average active Encompass users increased by 32.0% from 53,376 for the three months ended June 30, 2013 to 70,443 for the three months ended June 30, 2014.
The revenue increase from additional users was offset in part by a reduction in revenue generated from closed loans, which was driven by an overall estimated 45% decline in mortgage origination volume for the three months ended June 30, 2014 compared to the same period of 2013.
Contributing to the increase in on-demand revenues was a $1.8 million increase in revenues from professional services, primarily driven by training and implementation services provided to new customers and to customers that upgraded from on-premise users to SaaS users. Partially offsetting the increase in on-demand revenues was a $0.9 million decrease in revenues from the standalone version of Encompass Docs Solution for the three months ended June 30, 2014 compared to the same period of 2013, primarily as a result of the upgrades of existing on-premise customers to our SaaS platform and partially from the loss of two standalone solutions subscription customers that went out of business during the third quarter of 2013.
On-premise revenues decreased by $1.0 million for the three months ended June 30, 2014 compared to the same period of 2013, primarily due to a $0.9 million decrease in software license and maintenance fees arising in part from upgrades of existing on-premise customers to our SaaS platform.
Contracted revenues, which are not sensitive to volume, increased from $16.8 million for the three months ended June 30, 2013 to $24.3 million for the three months ended June 30, 2014, driven by an increase in monthly base fees due to an increase in contracted SaaS users. The number of contracted SaaS users increased by 39.0% from 78,801 as of June 30, 2013 to 109,516 as of June 30, 2014.
Six months ended June 30, 2014. Total revenues increased $7.0 million, or 11%, for the six months ended June 30, 2014 as compared to the same period of 2013.
On-demand revenues increased by $8.9 million during the six months ended June 30, 2014, consisting primarily of a $7.7 million increase in SaaS Encompass revenues, of which $6.6 million related to our Success-Based Pricing model. The increase in SaaS Encompass revenues resulted from the addition of new SaaS Encompass users and from upgrades of existing on-premise customers to our SaaS platform. The number of average active SaaS Encompass users increased by 16.4% from 49,622 for the six months ended June 30, 2013 to 68,302 for the six months ended June 30, 2014.

The revenue increase from additional users was offset in part by a reduction in revenue generated from closed loans, which we believed was due to customers delaying the implementation of Encompass as they focused on preparing for ATR/QM rules, as well as an overall estimated 50% decline in mortgage origination volume for the six months ended June 30, 2014 compared to the same period of 2013.
Contributing to the increase in on-demand revenues was a $2.6 million increase in revenues from professional services, primarily driven by training and implementation services provided to new customers and to customers that upgraded from on-premise users to SaaS users. Partially offsetting the increase in on-demand revenues was a $2.2 million decrease in revenues from the standalone version of Encompass Docs Solution for the six months ended June 30, 2014 compared to the same period of 2013, primarily as a result of the upgrades of existing on-premise customers to our SaaS platform and partially from the loss of two standalone solutions subscription customers that went out of business during the third quarter of 2013.
On-premise revenues decreased by $1.9 million for the six months ended June 30, 2014 compared to the same period of 2013, primarily due to a $1.7 million decrease in software license and maintenance fees arising in part from upgrades of existing on-premise customers to our SaaS platform.
Contracted revenues, which are not sensitive to volume, increased from $32.2 million for the six months ended June 30, 2013 to $46.8 million for the six months ended June 30, 2014, driven by an increase in monthly base fees due to an increase in contracted SaaS users. The number of contracted SaaS users increased by 39.0% from 78,801 as of June 30, 2013 to 109,516 as of June 30, 2014.
Gross Profit

	Three Months ended June 30,		Six Months ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)
Gross profit	$29,408	$25,663	$52,386	$48,907
Gross margin	73.5%	74.9%	72.6%	75.1%
Gross profit increased by $3.7 million and gross margin percentage decreased by 1.4 percentage points during the three months ended June 30, 2014 as compared to the same period of 2013 as revenues increased by $5.7 million and cost of revenues increased by $2.0 million. The increase in cost of revenues was primarily due to a $1.6 million increase in fixed salary and employee benefit costs associated with headcount added to our professional services and customer support organizations in anticipation of continued increasing demand for our software solutions.
Gross profit increased by $3.5 million and gross margin percentage decreased by 2.5 percentage points during the six months ended June 30, 2014 as compared to the same period of 2013 as revenues increased by $7.0 million and cost of revenues increased by $3.6 million. The increase in cost of revenues was primarily due to a $3.2 million increase in fixed salary and employee benefit costs associated with headcount added to our professional services and customer support organizations in anticipation of continued increasing demand for our software solutions.
Sales and Marketing

	Three Months ended June 30,		Six Months ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)
Sales and marketing	$6,451	$5,167	$12,546	$10,070
Sales and marketing as % of revenues	16.1%	15.1%	17.4%	15.5%
Sales and marketing expenses increased by $1.3 million, or 24.9%, for the three months ended June 30, 2014 as compared to the same period of 2013. Sales and marketing expenses as a percentage of revenues increased by 1.0% of revenues. These increases were primarily due to a $0.7 million increase in salaries and employee benefits and a $0.3 million increase in stock-based compensation expense, both related to increased headcount as we continued to grow our sales and marketing departments in an effort to increase our market share and address anticipated demand for our software solutions.
Sales and marketing expenses increased by $2.5 million, or 24.6%, for the six months ended June 30, 2014 as compared to the same period of 2013. Sales and marketing expenses as a percentage of revenues increased by 1.9% of revenues. These increases were primarily due to a $1.8 million increase in salaries and employee benefits and a $0.5 million increase in stock-based compensation expense, both related to increased headcount as we continued to grow our sales and marketing departments in an effort to increase our market share and address anticipated demand for our software solutions.

Research and Development

	Three Months ended June 30,		Six Months ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)
Research and development	$6,077	$6,530	$12,892	$12,078
Research and development as % of revenues	15.2%	19.1%	17.9%	18.5%
Research and development expenses decreased by $0.5 million, or 6.9%, in the three months ended June 30, 2014 compared to the same period of 2013. Research and development expenses as a percentage of revenues decreased by 3.9% of revenues. These decreases were primarily due to a $2.1 million increase in salary, benefits, and stock compensation costs that were capitalized to property and equipment rather than expensed because they were associated with the development of new products, offset by a $1.7 million increase in total salary, benefits, and stock compensation costs from additions to headcount as we continue to invest in our products and services.
Research and development expenses increased by $0.8 million, or 6.7%, in the six months ended June 30, 2014 compared to the same period of 2013. Research and development expenses as a percentage of revenues decreased by 0.6% of revenues. These changes were primarily due to a $3.5 million increase in total salary, benefits, and stock compensation costs from additions to headcount as we continue to invest in our products and services, offset by a $2.7 million increase in salary, benefits, and stock compensation costs that were capitalized to property and equipment rather than expensed because they were associated with the development of new products, as well as increased overall revenues.
General and Administrative

	Three Months ended June 30,		Six Months ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)
General and administrative	$9,551	$7,975	$18,544	$15,561
General and administrative as % of revenues	23.9%	23.3%	25.7%	23.9%
General and administrative expenses increased by $1.6 million, or 19.8%, in the three months ended June 30, 2014 as compared to the same period of 2013. General and administrative expenses as a percentage of revenues increased by 0.6% of revenues. These increases were primarily due to a $1.2 million increase in salaries and employee benefits related to increased headcount, a $0.4 million increase in fees to professional service firms related to legal proceedings and in connection with the service outage in March 2014, and a $0.3 million increase in the use of consultants and temporary contractors, offset in part by a $0.4 million decrease in stock-based compensation expense primarily resulting from a decrease in expense relating to Performance Awards for which expense is recognized on an accelerated basis over the vesting period.
General and administrative expenses increased by $3.0 million, or 19.2%, in the six months ended June 30, 2014 as compared to the same period of 2013. General and administrative expenses as a percentage of revenues increased by 1.8% of revenues. These increases were primarily due to a $2.2 million increase in salaries and employee benefits related to increased headcount, a $0.6 million increase in fees to professional service firms related to legal proceedings and in connection with the service outage, a $0.3 million increase in the use of consultants and temporary contractors, and a $0.3 million increase in technology expenses relating to licenses and support for software used to manage our business, offset in part by a $0.8 million decrease in stock-based compensation expense primarily resulting from a decrease in expense relating to Performance Awards for which expense is recognized on an accelerated basis over the vesting period.
Income Tax Provision
Income tax provision was $3.1 million for the three months ended June 30, 2014, compared to $2.5 million for the three months ended June 30, 2013. The increase in income tax provision was primarily due to the increase of pretax income from $6.1 million for the three months ended June 30, 2013 to $7.4 million for the three and six months ended June 30, 2014.
Income tax provision was $3.5 million for the six months ended June 30, 2014, compared to $3.9 million for the six months ended June 30, 2013. The decrease in income tax provision was primarily due to the decrease of pretax income from $11.5 million for the six months ended June 30, 2013 to $8.6 million for the six months ended June 30, 2014.

Liquidity and Capital Resources
As of June 30, 2014, we had cash, cash equivalents and short-term investments of $77.6 million and long-term investments of $64.8 million. Cash and cash equivalents consist of cash and money market accounts. Both short and long-term investments consist of corporate bonds and obligations, certificates of deposit, municipal obligations, U.S. government notes and U.S. government agency securities.
We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund capital expenditures, operating expenses and other cash requirements for at least the next 12 months. We may enter into acquisitions in the future, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
The following table sets forth our statement of cash flows data for the periods presented:

	Six Months ended June 30,		Net
	2014	2013	Change
	(in thousands)
Net cash provided by operating activities	$13,803	$20,662	$(6,859)
Net cash used in investing activities	(18,322)	(24,895)	6,573
Net cash provided by financing activities	5,058	1,845	3,213
Net increase (decrease) in cash and cash equivalents	$539	$(2,388)	$2,927
Operating Activities
Cash provided by operating activities decreased by $6.9 million from $20.7 million in 2013 to $13.8 million in 2014. In the consolidated statements of cash flows, cash provided by operating activities is presented as net income adjusted for non-cash items and changes in operating assets and liabilities. Net income decreased by $2.5 million for the six months ended June 30, 2014 as compared to the same period of 2013. The net contribution of non-cash items to cash provided by operating activities decreased by $1.7 million for the six months ended June 30, 2014 as compared to the same period of 2013. The net contribution of changes in operating assets and liabilities to cash provided by operating activities decreased by $2.7 million for the six months ended June 30, 2013 as compared to the same period of 2013.
The decrease in the net contribution of non-cash items to cash provided by operating activities was primarily due to a $2.0 million increase in excess tax benefits (which reduces cash provided by operating activities).
Changes in operating assets and liabilities resulted in a net decrease of $2.7 million to cash provided by operating activities in the six months ended June 30, 2014 as compared to the same period in 2013. Our net accounts receivable balance fluctuates from period to period, depending on the amount and timing of sales and billing activity and cash collections. The change in prepaid expenses and other current assets was primarily due to the timing of the payment for computer software licenses. The change in deposits and other assets was due to deferred commission expenses and timing of the payment for software licenses. The change in accounts payable and accrued and other liabilities was due to the timing of additional liabilities and payments in general, and does not reflect any significant change in the nature of accrued liabilities. The change in deferred revenue is the result of timing differences in the recognition of revenues from professional services and maintenance services.
Investing Activities
Our primary investing activities have consisted of purchases and maturities of investments, purchases of property and equipment (including costs incurred to develop internal-use software) and payments for acquisitions. Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations and the timing of our software development projects subject to capitalization. We plan to continue to invest in hardware and software to support our growth and corporate infrastructure. We also intend to continue pursuing additional strategic acquisitions.
Cash used in investing activities of $18.3 million for the six months ended June 30, 2014 was primarily the result of $6.4 million in net purchases of investments, $7.4 million for purchases of property and equipment and costs incurred to develop internal-use software and website applications and $4.5 million cash paid for the acquisition of MortgageCEO.
Cash used in investing activities of $24.9 million for the six months ended June 30, 2013 was the result of $21.5 million in net purchases of short-term investments and $3.4 million for purchases of property and equipment and costs incurred to develop internal-use software and website applications.

Financing Activities
Financing activities have consisted primarily of cash provided from the exercise of stock options, excess tax benefits from employee exercises of stock options, payments related to capital lease obligations and tax payments related to shares withheld for vested restricted stock units (RSUs). In May 2014, our board of directors approved a stock repurchase program under which we are authorized to repurchase up to $75.0 million of our common stock over a 36-month period, all of which remains available as of June 30, 2014. Under the program, purchases may be made from time to time on the open market, and will be funded from available working capital. There were no repurchases under the program during the six months ended June 30, 2014.
Cash provided by financing activities of $5.1 million for the six months ended June 30, 2014 consisted primarily of $4.0 million in proceeds from the exercise of stock options and $2.3 million in excess tax benefits from employee exercises of stock options, offset in part by tax payments of $0.5 million related to shares withheld for vested RSUs and payments on capital leases of $0.7 million.
Cash provided by financing activities of $1.8 million for the six months ended June 30, 2013 consisted primarily of $2.0 million in proceeds from the exercise of stock options, and $0.2 million in excess tax benefits from employee exercises of stock options.
Off Balance Sheet Arrangements
As of June 30, 2014, we had no off-balance sheet arrangements and operating leases were the only financing arrangements not reported on our consolidated financial statements.
ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We believe that there have been no significant changes in our market risk exposures for the three and six months ended June 30, 2014, as compared with those discussed in our 2013 Form 10-K.
ITEM 4—CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
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
We experienced a system outage in March 2014 that prevented some of our customers from being able to access certain of our services. This system interruption and future system interruptions that impair access to the Ellie Mae Network or SaaS Encompass could damage our reputation and brand and may substantially harm our business.
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
Moreover, we have experienced and may in the future continue to experience temporary system interruptions, either to the Ellie Mae Network or to SaaS Encompass hosting locations, for a variety of reasons, including network failures, power failures, software errors, problems with Encompass and other third-party firmware updates, as well as an overwhelming number of Ellie Mae Network participants and Encompass users trying to access our network during periods of strong demand. For example, on March 31, 2014, we experienced a system outage that prevented some of our customers from being able to access certain of our services until the system was restored on April 1, 2014. Since our customers use our service for important aspects of their business, any errors, defects, disruptions in service or other performance problems could result in negative publicity, damage our reputation and brand, reduce our revenue, increase our operating expenses, negatively impact our ability to run our business, hinder our ability to enroll new customers and cause us to lose current customers, all of which could substantially harm our business and operating results.
In addition, our two primary data centers, located in Santa Clara, California and Chicago, Illinois, are hosted by a third-party service provider over which we maintain regular oversight but have little direct control. We depend on this third-party service provider to provide continuous and uninterrupted access to the Ellie Mae Network and SaaS Encompass. If for any reason our relationship with this third party were to end unexpectedly, it could require a significant amount of time to transition the hosting of our data centers to a new third-party service provider. We are also subject to interruptions beyond our and our third party service provider’s control, such as disruptions or congestion in the portions of the internet linking us to our customers. Since we are dependent on third parties for the implementation and maintenance of certain aspects of our systems and because some of the causes of system interruptions may be outside of our control, we may not be able to remedy such interruptions in a timely manner.
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
Part of our business strategy is to target larger mortgage lenders that handle greater volumes of loans. As we target more of our sales efforts at larger customers, we could face greater costs, longer sales cycles and less predictability in completing some of our sales. In this market, the customer’s decision to use our products and services may be an enterprise-wide decision and, if so, this type of sale could require us to provide greater levels of education regarding the use and benefits of our products and services. In addition, larger customers may demand more customization, implementation services and features. As a result of these factors, these sales opportunities may require us to devote greater sales support and professional services resources to individual customers, driving up costs and time required to complete sales and diverting our own sales and professional services resources to a smaller number of larger transactions, while potentially requiring us to delay revenue recognition on some of these transactions until the technical or implementation requirements have been met.
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
In addition, professional services, such as implementation services, are a key aspect of on-boarding new customers. The implementation process is complicated and we will need to scale our capabilities in this area to meet future revenue targets. If a customer is not satisfied with the quality of work performed by us or with the type of services or solutions delivered, then we could incur additional costs to address the situation, the profitability of that work might be impaired, and the customer’s dissatisfaction with our products and services could damage our ability to obtain additional work from that customer. In addition, negative publicity related to our customer relationships, regardless of its accuracy, may further damage our business by affecting our ability to compete for new business with current and prospective customers.
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
Managing our growth will require significant expenditures and allocation of valuable management resources. We have been aggressively hiring talent in all areas of our business, which has significantly increased our expenses. If we fail to achieve the necessary level of efficiency in our organization as it grows, our business would be harmed. We are also in the process of upgrading and/or replacing various software systems including our new enterprise resource planning, or ERP, system, which we began using during the fourth quarter of 2013. The implementation of an ERP system entails certain risks, including difficulties with changes in business processes that could disrupt our company’s operations, such as our ability to process orders, provide services and customer support, fulfill contractual obligations and aggregate financial and operational data, and the ERP providers to deliver the functionality we require and in a timely manner. Unanticipated problems impacting the implementation of these systems could significantly increase the expenditures and resources allocated to this project, divert the attention of management and harm our business. If the implementations of these new applications are delayed, or if we encounter unforeseen problem with our new systems or in migrating away from our existing applications and systems, our operations and our ability to manage our business could be negatively impacted.

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
Some of our actual and potential competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we do and, as a result, these companies may be able to respond more quickly to changes in regulations, new technologies or customer demands, or devote greater resources to the development, promotion and sale of their software and services than we can. In addition, we may face increased competition as a result of continuing industry consolidation, such as: Accenture’s acquisition of Mortgage Cadence LLC in August 2013; Davis + Henderson Corporation’s acquisitions of Harland Financial Solutions in August 2013, Mortgagebot LLC in April 2011 and Avista Solutions, Inc. in May 2012; Lender Processing Services, Inc.’s acquisition of PCLender.com, Inc. in March 2011; Optimal Blue, Inc.’s acquisition of LoanSifter, Inc. in December 2013 and Fidelity National Financial, Inc.’s acquisition of Lender Processing Services, Inc. in January 2014. We expect the mortgage origination market to continue to attract new competitors and there can be no assurance that we will be able to compete successfully against current or future competitors or that competitive pressures we face will not materially adversely affect our business.
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
We have been and continue to be involved in legal proceedings, claims and other litigation. For more on legal proceedings, see Note 8 of the Notes to Condensed Consolidated Financial Statements, which is hereby incorporated by reference.
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
Our stock repurchase program may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock.
Our board of directors previously approved a stock repurchase program under which we are authorized to repurchase up to $75.0 million of our common stock over a 36-month period, all of which remains available as of June 30, 2014. Such stock repurchases may be limited, suspended, or terminated at any time without prior notice. There can be no assurance that we will repurchase additional shares of our common stock under our stock repurchase program or that any future repurchases will have a positive impact on the trading price of our common stock or earnings per share. Important factors that could cause us to limit, suspend or terminate our stock repurchase program include, among others, unfavorable market conditions, the trading price of our common stock, the nature of other investment or strategic opportunities presented to us from time to time, the rate of dilution of our equity compensation programs, the availability of adequate funds, and our ability to make appropriate, timely, and beneficial decisions as to when, how, and whether to purchase shares under the stock repurchase program. If we limit, suspend or terminate our stock repurchase program, our stock price may be negatively affected.
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

ITEM 6—EXHIBITS

Exhibit Number	Description of Document

10.1	Separation and Release Agreement, dated June 30, 2014, by and between the Company and Elisa Lee.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
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

ELLIE MAE, INC.

Date:	August 6, 2014	By:	/s/ Edgar A. Luce
Edgar A. Luce
Executive Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized signatory)