Form 10-Q
period 2014-09-30
ELLIE MAE INC
filed 2014-11-06
CIK 1122388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:
As of October 31, 2014:

Class	Number of Shares
Common Stock, $0.0001 par value	28,744,899

PART I—FINANCIAL INFORMATION
ITEM 1—CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Ellie Mae, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share amounts)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$43,859	$33,462
Short-term investments	42,093	46,325
Accounts receivable, net of allowances for doubtful accounts of $80 and $81 as of September 30, 2014 and December 31, 2013, respectively	17,868	12,024
Prepaid expenses and other current assets	5,681	6,473
Total current assets	109,501	98,284
Property and equipment, net	23,122	12,751
Long-term investments	66,239	56,285
Other intangible assets, net	7,126	5,089
Goodwill	52,460	51,051
Deposits and other assets	5,878	5,112
Total assets	$264,326	$228,572
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,734	$3,783
Accrued and other current liabilities	12,253	10,224
Acquisition holdback, net of discount	521	1,965
Deferred revenue	4,690	4,752
Total current liabilities	22,198	20,724
Leases payable, net of current portion	521	175
Other long-term liabilities	1,714	777
Total liabilities	24,433	21,676
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, $0.0001 par value per share; 140,000,000 authorized shares, 28,589,869 and 27,624,025 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	3	3
Additional paid-in capital	235,850	212,043
Accumulated other comprehensive loss	(37)	(34)
Retained earnings (accumulated deficit)	4,077	(5,116)
Total stockholders' equity	239,893	206,896
Total liabilities and stockholders' equity	$264,326	$228,572

See accompanying notes to these condensed consolidated financial statements (unaudited).

Ellie Mae, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months ended September 30,		Nine Months ended September 30,
	2014	2013	2014	2013
Revenues	$42,798	$33,006	$114,960	$98,131
Cost of revenues	11,669	8,332	31,445	24,550
Gross profit	31,129	24,674	83,515	73,581
Operating expenses:
Sales and marketing	6,521	5,163	19,067	15,233
Research and development	6,456	6,573	19,348	18,651
General and administrative	9,556	7,547	28,100	23,108
Total operating expenses	22,533	19,283	66,515	56,992
Income from operations	8,596	5,391	17,000	16,589
Other income, net	134	83	343	355
Income before income taxes	8,730	5,474	17,343	16,944
Income tax provision	4,675	2,114	8,150	5,986
Net income	$4,055	$3,360	$9,193	$10,958
Net income per share of common stock:
Basic	$0.14	$0.13	$0.33	$0.41
Diluted	$0.14	$0.12	$0.31	$0.39
Weighted average common shares used in computing net income per share of common stock:
Basic	28,007,770	26,681,974	27,657,217	26,407,572
Diluted	29,661,211	28,623,092	29,332,162	28,330,521

Net income	$4,055	$3,360	$9,193	$10,958
Other comprehensive income, net of taxes:
Unrealized gain (loss) on investments	(75)	137	(3)	13
Comprehensive income	$3,980	$3,497	$9,190	$10,971

See accompanying notes to these condensed consolidated financial statements (unaudited).

Ellie Mae, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,193	$10,958
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,815	3,515
Provision for uncollectible accounts receivable	12	81
Amortization of other intangible assets	1,575	1,081
Amortization of discount related to acquisition holdback	36	93
Stock-based compensation	10,816	10,894
Excess tax benefit from exercise of stock options	(5,306)	(6,187)
Deferred income taxes	(37)	(679)
Amortization of investment premium	972	1,232
Changes in operating assets and liabilities:
Accounts receivable	(5,856)	(1,605)
Prepaid expenses and other current assets	580	1,800
Deposits and other assets	(632)	(1,195)
Accounts payable	1,172	(849)
Accrued, other current and other liabilities	8,494	2,564
Deferred revenue	(54)	(725)
Net cash provided by operating activities	24,780	20,978
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(12,839)	(5,034)
Purchases of investments	(49,662)	(91,297)
Maturities of investments	42,965	44,971
Acquisitions	(6,500)	(3,000)
Net cash used in investing activities	(26,036)	(54,360)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capital lease obligations	(987)	(509)
Proceeds from issuance of common stock under employee stock plans	8,002	5,342
Tax payments related to shares withheld for vested restricted stock units	(668)	(101)
Excess tax benefit from exercise of stock options	5,306	6,187
Net cash provided by financing activities	11,653	10,919
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,397	(22,463)
CASH AND CASH EQUIVALENTS, Beginning of period	33,462	44,114
CASH AND CASH EQUIVALENTS, End of period	$43,859	$21,651
Supplemental disclosure of cash flow information:
Cash paid for interest	$41	$241
Cash paid for income taxes	$43	$3,324
Supplemental disclosure of non-cash investing and financing activities:
Fixed asset purchases not yet paid	$664	$522
Stock-based compensation capitalized to property and equipment	$350	$91
Acquisition of property and equipment under capital leases	$1,269	$1,336

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
Other Income, Net
Other income, net consisted of the following:

	Three Months ended September 30,		Nine Months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Interest income	$146	$113	$412	$528
Net realized loss on investments	—	—	(7)	(60)
Interest expense	(12)	(30)	(62)	(113)
Total other income, net	$134	$83	$343	$355

Comprehensive Income
Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income, specifically unrealized gains (losses) on available-for-sale investments. Except for net realized loss on investments which was not significant, there were no reclassifications out of accumulated other comprehensive income that affected net income during the three and nine months ended September 30, 2014 and 2013.
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
In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, an entity must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter; early adoption is permitted. We do not believe that adoption of ASU 2014-15 will have a material impact on our consolidated financial statements.
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

The components of net income per share of common stock were as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2014	2013	2014	2013
	(in thousands, except share and per share amounts)
Net income	$4,055	$3,360	$9,193	$10,958
Basic shares:
Weighted average common shares outstanding	28,007,770	26,681,974	27,657,217	26,407,572
Diluted shares:
Weighted average shares used to compute basic net income per share	28,007,770	26,681,974	27,657,217	26,407,572
Effect of potentially dilutive securities:
Employee stock options, RSUs, Performance Awards and ESPP shares	1,653,441	1,941,118	1,674,945	1,922,949
Weighted average shares used to compute diluted net income per share	29,661,211	28,623,092	29,332,162	28,330,521
Net income per share:
Basic	$0.14	$0.13	$0.33	$0.41
Diluted	$0.14	$0.12	$0.31	$0.39
The following potential common shares were excluded from the computation of diluted net income per share, as their effect would have been anti-dilutive:

	Three Months ended September 30,		Nine Months ended September 30,
	2014	2013	2014	2013
Employee stock options and awards	840,161	826,879	914,197	681,394
Performance Awards are included in the diluted shares outstanding for each period if the established performance criteria have been met at the end of the respective periods. However, if none of the required performance criteria have been met for such awards, we include the number of shares that would be issuable if the end of the reporting period were the end of the contingency period. Accordingly, in addition to the employee stock options and awards noted above, 106,250 and 124,300 shares underlying Performance Awards have been excluded from the dilutive shares outstanding for each of the three and nine months ended September 30, 2014 and 2013, respectively.
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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis, according to the valuation techniques the Company used to determine their values:

	Fair value at	Fair value measurements using inputs considered as
	September 30, 2014	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$3,177	$3,177	$—	$—
Certificates of deposit	14,369	—	14,369	—
Corporate notes and obligations	29,463	—	29,463	—
Municipal obligations	3,418	—	3,418	—
U.S. government and government agency obligations	61,082	16,946	44,136	—
	$111,509	$20,123	$91,386	$—

	Fair value at	Fair value measurements using inputs considered as
	December 31, 2013	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$16,431	$16,431	$—	$—
Certificates of deposit	14,920	—	14,920	—
Corporate notes and obligations	26,774	—	26,774	—
Municipal obligations	3,830	—	3,830	—
U.S. government and government agency obligations	60,018	11,428	48,590	—
	$121,973	$27,859	$94,114	$—
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
At September 30, 2014 and December 31, 2013, the Company did not have any assets or liabilities that were valued using Level 3 inputs. For the three and nine months ended September 30, 2014 and 2013, there were no transfers of financial instruments among Level 1, Level 2 or Level 3 classifications.
For the three and nine months ended September 30, 2014 the Company recognized interest income from financial instruments of $0.1 million and $0.4 million, respectively. For the three and nine months ended September 30, 2013 the Company recognized interest income from financial instruments of $0.1 million and $0.5 million, respectively. Gross realized gains and gross realized losses from the sale of investments were not significant during the three and nine months ended September 30, 2014 and 2013.

The carrying amounts, gross unrealized gains and losses and estimated fair value of cash and cash equivalents and both short and long-term investments consisted of the following:

	September 30, 2014
	Amortized cost	Unrealized gains	Unrealized losses	Carrying or fair value
	(in thousands)
Cash and cash equivalents:
Cash	$40,682	$—	$—	$40,682
Money market funds	3,177	—	—	3,177
	$43,859	$—	$—	$43,859
Investments:
Corporate notes and obligations	$29,472	$16	$(25)	$29,463
Certificates of deposit	14,372	12	(15)	14,369
Municipal obligations	3,410	8	—	3,418
U.S. government and government agency obligations	61,115	29	(62)	61,082
	$108,369	$65	$(102)	$108,332

	December 31, 2013
	Amortized cost	Unrealized gains	Unrealized losses	Carrying or fair value
	(in thousands)
Cash and cash equivalents:
Cash	$14,092	$—	$—	$14,092
Money market funds	16,431	—	—	16,431
U.S. government agency securities	2,939	—	—	2,939
	$33,462	$—	$—	$33,462
Investments:
Corporate notes and obligations	$26,770	$17	$(13)	$26,774
Certificates of deposit	14,945	1	(26)	14,920
Municipal obligations	3,827	5	(2)	3,830
U.S. government and government agency obligations	57,102	15	(31)	57,086
	$102,644	$38	$(72)	$102,610

The following table shows the gross unrealized losses and the related fair values of our investments that have been in a continuous unrealized loss position:

	September 30, 2014
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
	(in thousands)
Corporate notes and obligations	$11,821	$(25)	$—	$—	$11,821	$(25)
Certificates of deposit	4,803	(15)	—	—	4,803	(15)
U.S. government and government agency obligations	26,509	(62)	—	—	26,509	(62)
	$43,133	$(102)	$—	$—	$43,133	$(102)

	December 31, 2013
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
	(in thousands)
Corporate notes and obligations	$6,403	$(13)	$—	$—	$6,403	$(13)
Certificates of deposit	12,714	(26)	—	—	12,714	(26)
Municipal obligations	552	(2)	—	—	552	(2)
U.S. government and government agency obligations	24,975	(31)	—	—	24,975	(31)
	$44,644	$(72)	$—	$—	$44,644	$(72)

The following table summarizes the maturities of the Company’s investments at September 30, 2014:

Carrying or fair value
(in thousands)
Remainder of 2014	$11,281
2015	46,926
2016	34,700
2017	15,425
Total	$108,332
Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.
NOTE 5—Acquisitions
MortgageCEO
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
The total purchase price was $5.0 million, of which $4.5 million was paid at the time of closing. The remaining $0.5 million (the “holdback funds”) has been retained from the purchase price to cover working capital adjustments and any indemnity claims. Any unused portion of the holdback funds will be paid on July 15, 2015. The liability associated with the holdback funds is recorded to Acquisition holdback, net of discount in the Balance Sheet.

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
Customer relationships relate to the Company’s ability to sell existing and future versions of the Company’s products and services to existing MortgageCEO customers. The fair value of the customer relationships was determined by discounting the estimated future net cash flows from future sales to existing customers. The Company is amortizing customer relationships on a straight-line basis over an estimated life of 5 years.
Trade name represents the right to use the MortgageCEO name. The fair value of the trade name was determined by estimating a benefit from owning the asset rather than paying a royalty to a third party for the use of the asset. The Company is amortizing the asset on a straight-line basis over an estimated life of 2 years.
Goodwill represents the excess of the purchase price over the fair value of the identifiable assets acquired. Among the factors that contributed to a purchase price in excess of the fair value of the identifiable assets was the acquisition of an assembled workforce and synergies between the Company’s products and MortgageCEO’s products.
MortgageCEO’s results of operations since the closing date of January 15, 2014 have been included in the Company’s condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2014. If the acquisition had occurred as of January 1, 2014, the revenue and earnings of the combined entity for the current reporting period would have been approximately the same. MortgageCEO’s revenues and earnings for the three and nine months ended September 30, 2014 and 2013 were not significant.
AllRegs
On October 1, 2014, the Company acquired substantially all the assets of Mortgage Resource Center, Inc. (dba AllRegs), a provider of investor guideline and federal and state statute and regulation compliance information, forms, content and business intelligence for the mortgage lending industry. The Company paid $28.2 million in cash, of which $3.0 million has been placed in escrow to cover closing capital settlement adjustments and any indemnity claims. Any amount remaining in escrow 18 months after the date of acquisition will be paid to the seller. The transaction will be accounted for as a business combination and the total purchase price will be allocated to the assets acquired and liabilities assumed based on their respective fair values.
NOTE 6— Goodwill and Other Intangible Assets
The changes in the carrying value of goodwill during the nine months ended September 30, 2014 were as follows (in thousands):

Balance at January 1, 2014	$51,051
Addition: MortgageCEO acquisition	1,409
Balance at September 30, 2014	$52,460

Other intangible assets, net, consisted of the following:

	September 30, 2014
	Gross carrying amount	Accumulated amortization	Net intangibles	Weighted Average Remaining Useful Life
	(in thousands)			(in years)
Developed technology	$4,801	$(2,161)	$2,640	4.2
Customer relationships	7,943	(3,501)	4,442	4.5
Trade names	301	(257)	44	0.9
	$13,045	$(5,919)	$7,126	4.3

	December 31, 2013
	Gross carrying amount	Accumulated amortization	Net intangibles	Weighted Average Remaining Useful Life
	(in thousands)			(in years)
Developed technology	$1,874	$(1,500)	$374	1.2
Customer relationships	7,300	(2,653)	4,647	5.1
Trade names	260	(192)	68	1.0
	$9,434	$(4,345)	$5,089	4.8
Amortization expense associated with other intangible assets was $0.5 million and $1.6 million for the three and nine months ended September 30, 2014, respectively, and $0.4 million and $1.1 million for the three and nine months ended September 30, 2013, respectively. There was no impairment of intangible assets during the three and nine months ended September 30, 2014 and 2013.
Minimum future amortization expense for other intangible assets at September 30, 2014 was as follows:

Amortization
(in thousands)
Remainder of fiscal 2014	$535
2015	1,767
2016	1,642
2017	1,641
2018	980
2019	295
Thereafter	266
$7,126
NOTE 7—Income Taxes
We compute our interim provision for income taxes by applying the estimated annual effective tax rate to the year-to-date income from recurring operations and adjust the provision for discrete tax items recorded in the period. We evaluate and update our estimated annual effective income tax rate on a quarterly basis. The estimated annual effective tax rate as of September 30, 2014 and 2013 was 47.0% and 35.3%, respectively.
The difference between the federal statutory rate of 35% and our estimated effective tax rate for the three and nine months ended September 30, 2014 was primarily due to our state income tax provision and non-deductible stock-based compensation expenses and limitations of tax deductions under Internal Revenue Code (“IRC”) Section 162(m) for executive compensation, offset by the domestic production activities deduction under IRC Section 199. Our annual estimated effective tax rate fluctuates quarterly due to the impact of stock based compensation deductions on the IRC Section 199 deduction.

The Company accounts for stock-based compensation pursuant to ASC 718 and uses ASC 740 ordering when determining when excess tax benefits have been realized. The Company realized a tax benefit of $3.1 million and $5.3 million million for the three and nine months ended September 30, 2014 related to the exercise of employee stock options and the vesting of RSUs and Performance Awards. The net income tax benefit in excess of the expenses recorded for financial reporting purposes has been recorded as an increase to additional paid-in capital and is reflected as a financing cash inflow in the condensed consolidated statements of cash flows.
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
We have a policy to classify accrued interest and penalties associated with uncertain tax positions together with the related liability in the balance sheet, and to include the expenses incurred related to such accruals in the provision for income taxes. During the nine months ended September 30, 2014, we included interest and penalties of $63,000 in the provision for income taxes. There were no interest or penalties included in the provision for income taxes during the nine months ended September 30, 2013.
NOTE 8—Commitments and Contingencies
Leases
In January 2014, we entered into a lease agreement to finance the purchase of computer equipment with payments of $50,000 per month over the 36 month term of the agreement. In April 2014, the Company entered into an agreement to lease office space in Parsippany, New Jersey, with payments ranging from $2,000 per month to $5,000 per month over the 66 month term of the lease agreement. In May 2014, we entered into an agreement to lease office space in San Diego, California, with payments ranging from $11,000 per month to $12,000 per month over the 39 month term of the lease agreement. In May 2014, we entered into an amendment to our existing lease of office space in Calabasas, California, in which we will make payments of $2,000 per month over the five month term of the lease arrangement in return for expanded office space. In July 2014, we entered into a lease agreement for office space in Pleasanton, California that will serve as our future corporate headquarters. The term of the lease commences on April 1, 2015 and has an initial term of 117 months ending December 31, 2024, with payments ranging from $264,000 per month to $344,000 per month.
Legal Proceedings
On March 25, 2011, Industry Access Incorporated (“Industry Access”) filed a patent infringement lawsuit against the Company and another defendant in the U.S. District Court for the Central District of California, alleging, among other things, that certain aspects of our Encompass loan management software system and related operations infringe U.S. Patent No. 7,769,681.  On March 19, 2013, Industry Access filed a second patent infringement lawsuit against the Company in the U.S. District Court for the Central District of California, alleging, among other things, that our Encompass loan management software system, including the Encompass software, the Ellie Mae Network, Encompass Originator, Encompass Compliance Service, Encompass CenterWise, Encompass Electronic Document Management, Encompass Docs Solution and Encompass Product and Pricing Service, infringes U.S. Patent Nos. 8,117,120 and 8,145,563, which are continuations of U.S. Patent No. 7,769,681. In both matters, Industry Access sought unspecified damages, including enhanced damages for willful infringement and reasonable attorneys’ fees.
On September 12, 2013, we filed a motion to relate and consolidate the two Industry Access lawsuits, which the court granted on October 31, 2013. The Court held a claim construction hearing on June 2, 2014, and issued a claim construction order on July 9, 2014. On September 29, 2014, we settled all related matters with Industry Access, which settlement is reflected in our financial results for the three and nine months ended September 30, 2014.
We are also subject to various other legal proceedings and claims arising in the ordinary course of business. With respect to these matters, we cannot predict the ultimate outcome of these legal proceedings and the amounts and ranges of potential damages associated with such proceedings cannot be estimated or assessed. An unfavorable outcome of these could materially adversely affect our business, financial condition and results of operations.
NOTE 9—Stock Incentive Plans
We recognize stock-based compensation related to awards granted under our 2009 Stock Option and Incentive Plan (the “2009 Plan”), 2011 Equity Incentive Award Plan (the “2011 Plan”) and ESPP.

Total stock-based compensation expense recognized consisted of:

	Three Months ended September 30,		Nine Months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Cost of revenues	$441	$215	$1,065	$485
Sales and marketing	523	322	1,403	709
Research and development	1,038	948	2,610	2,575
General and administrative	1,326	1,902	5,738	7,125
	$3,328	$3,387	$10,816	$10,894
Capitalized stock-based compensation for the three and nine months ended September 30, 2014 was $140,000 and $350,000, respectively. Capitalized stock-based compensation for the three and nine months ended September 30, 2013 was $52,000 and $91,000, respectively.
2009 Stock Option and Incentive Plan and 2011 Equity Incentive Award Plan
Stock Options
The following table summarizes our stock option activity under the 2009 Plan and 2011 Plan:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at January 1, 2014	3,284,672	$11.17
Granted	730,019	$26.24
Exercised	(742,467)	$7.24
Forfeited or expired	(69,184)	$22.20
Outstanding at September 30, 2014	3,203,040	$15.27	7.23	$55,544
Ending vested and expected to vest at September 30, 2014	3,045,438	$14.86	7.14	$54,076
Exercisable at September 30, 2014	1,629,483	$10.00	5.92	$36,827
Stock options granted during the nine months ended September 30, 2014 were made under the 2011 Plan. There were no grants under the 2009 Plan during the nine months ended September 30, 2014.
Intrinsic value of an option is the difference between the fair value of our common stock at the time of exercise and the exercise price to be paid. The aggregate intrinsic value for options outstanding at September 30, 2014 in the table above represents the total intrinsic value, based on our closing stock price of $32.60 as of September 30, 2014, which would have been received by option holders had all option holders exercised their in-the-money options as of that date. Options outstanding that are expected to vest are net of estimated future option forfeitures.
Following is additional information pertaining to our stock option activity:

	Three Months ended September 30,		Nine Months ended September 30,
	2014	2013	2014	2013
	(in thousands, except per option amounts)
Weighted average fair value per option granted	$16.82	$14.15	$13.29	$11.50
Grant-date fair value of options vested	$1,400	$1,290	$4,846	$3,328
Intrinsic value of options exercised	$6,996	$8,471	$17,058	$14,867
Proceeds received from options exercised	$2,505	$2,378	$5,378	$3,420
As of September 30, 2014, total unrecognized stock-based compensation expense related to unvested stock options, adjusted for estimated forfeitures, was $13.4 million and is expected to be recognized over a weighted average period of 2.5 years.

Restricted Stock Units and Performance Awards
In August 2012, the Company granted 147,000 Performance Awards (“2012 Performance Awards”) to designated participants under the 2011 Plan. The 2012 Performance Awards represented the right to receive shares of the Company’s common stock upon achievement of certain performance goals during the performance period of July 1, 2012 through June 30, 2013. In August 2013, after the Company filed with the SEC its Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, the Compensation Committee determined the level of achievement of the performance goals (the “Determination Date”), at which time the designated participants earned an aggregate of 588,000 shares of common stock. The earned shares were issued in August 2013, with 25% of the shares vested upon issuance and the remaining shares to vest 25% on each of the first three anniversaries of the Determination Date, subject to the continuous employment of the participant through such dates.
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
In February 2014, the Company granted 62,500 Performance Awards (“2014 Performance Awards”) to designated participants under the 2011 Plan. The 2014 Performance Awards represent the right to receive shares of the Company’s common stock upon achievement of certain performance goals during the performance period of January 1, 2014 through December 31, 2014. After the Company files with the SEC its Annual Report on Form 10-K for the year ending December 31, 2014, the Compensation Committee will determine the level of achievement of the performance goals (the “2014 Award Determination Date”), at which time the designated participants may earn between zero and 2.5 shares of common stock for each 2014 Performance Award. Shares of common stock earned, if any, will be issued after the 2014 Award Determination Date with 25% of the shares to vest upon issuance and the remaining shares to vest 25% on each of the first three anniversaries of the 2014 Award Determination Date, subject to the continuous employment of the participant through such dates. As of September 30, 2014, we expect that each award will convert to 1.7 shares of common stock on the 2014 Award Determination Date.
The following table summarizes our RSU and Performance Award activity:

	RSUs		Performance Awards
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Outstanding at January 1, 2014	257,378	$23.10	565,300	$24.43
Granted	449,948	26.82	106,250	24.93
Released	(67,118)	22.76	(178,076)	24.71
Forfeited or expired	(34,193)	25.57	(56,800)	25.00
Outstanding at September 30, 2014	606,015	$25.76	436,674	$26.14
Ending vested and expected to vest at September 30, 2014	506,642		436,674
RSUs and Performance Awards that are expected to vest are net of estimated future forfeitures. RSUs released during the nine months ended September 30, 2014 and 2013 had an aggregate intrinsic value of $1.9 million and $0.3 million, respectively and had an aggregate grant-date fair value of $1.5 million and $175 thousand, respectively. Performance Awards released during the nine months ended September 30, 2014 and 2013 had an aggregate intrinsic value of $5.9 million and $4.5 million, respectively and had an aggregate grant-date fair value of $4.4 million and $3.8 million, respectively. The number of RSUs released includes shares that we withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.
As of September 30, 2014, total unrecognized compensation expense related to unvested RSUs and Performance Awards was $16.5 million and is expected to be recognized over a weighted average period of 3.1 years.

Employee Stock Purchase Plan
For the nine months ended September 30, 2014 and 2013, employees purchased 102,111 shares and 109,270 shares, respectively, under the ESPP for a total of $2.6 million and $1.9 million, respectively. As of September 30, 2014, unrecognized compensation expense related to the current ESPP period, which ends on February 27, 2014, was $0.4 million and is expected to be recognized over five months.
Valuation Information
The fair value of stock options and stock purchase rights granted under the 2009 Plan, the 2011 Plan and the ESPP were estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	Three Months ended September 30,		Nine Months ended September 30,
	2014	2013	2014	2013
Stock option plans:
Risk-free interest rate	1.96%	1.72%	1.88%	1.08%
Expected life of options (in years)	6.08	6.08	5.97	6.08
Expected dividend yield	—%	—%	—%	—%
Volatility	52%	52%	52%	52%
Employee Stock Purchase Plan:
Risk-free interest rate	0.05%	0.13%	0.05%	0.13%
Expected life of options (in years)	0.50	0.50	0.50	0.50
Expected dividend yield	—%	—%	—%	—%
Volatility	38%	36%	38%	37%
Common Stock
The following numbers of shares of common stock were reserved and available for future issuance at September 30, 2014:

Reserved Shares
Options and awards outstanding under stock incentive plans	4,245,729
Shares available for future grant under the stock incentive plan	2,412,952
Shares available under the Employee Stock Purchase Plan	1,026,521
Total	7,685,202
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
We are organized primarily on the basis of service lines. Supplemental disclosure of revenues by type is as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2014	2013	2014	2013
	(in thousands)
On-demand revenues	$41,131	$30,924	$109,373	$90,244
On-premise revenues	1,667	2,082	5,587	7,887
	$42,798	$33,006	$114,960	$98,131

In the notes to our condensed consolidated financial statements on our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, we included all revenues from professional services in on-premise revenues in our disclosure related to revenues by type. For the quarterly period ended September 30, 2014, we included professional services revenues in either on-demand revenues or on-premise revenues as determined by the related service or software license revenue. We have retrospectively reclassified our disclosure of on-demand and on-premise revenues for the three and nine months ended September 30, 2013 in order to conform to the current presentation.
ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events or our future financial performance. Forward-looking statements may include words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or other wording indicating future results or expectations. Forward-looking statements are subject to risks and uncertainties and actual events or results may differ materially. Factors that could cause our actual results to differ materially include, but are not limited to, those discussed under “Risk Factors” in this report. We also face risks and uncertainties relating to our business including: outages and other system interruptions in the Ellie Mae Network service, our hosted Encompass software and any related impact on our reputation; fluctuations in mortgage lending volume; the volume of mortgages originated by our Encompass users; the impact of changes in mortgage interest rates; changes in mortgage originator, lender, investor or service provider behavior and any related impact on the residential mortgage industry; our ability to accurately forecast revenues and appropriately plan our expenses; the number of Encompass users, including contracted SaaS Encompass users; the effectiveness of our marketing and sales efforts to attract new and retain existing SaaS Encompass users and Ellie Mae Network participants; transaction volume on the Ellie Mae Network; the level of demand for our Encompass Docs Solution and other services we offer; the level of adoption of our Total Quality Loan, or TQL, program; the timing of the introduction and acceptance of new Ellie Mae Network offerings and new on-demand services; our ability to protect the confidential information of our Encompass users, Ellie Mae Network participants and their respective customers; customer renewal and upgrade rates; the increased time, cost and complexity that may be required to successfully target larger customers; our ability to scale our operations and increase productivity to support our existing and growing customer base; our ability to successfully manage our growth and any future acquisitions of businesses, solutions or technologies; the risk that the anticipated benefits and growth prospects expected from the AllRegs acquisition may not be fully realized or may take longer to realize than expected; the timing of future acquisitions of businesses, solutions or technologies and new product launches; the impact of uncertain domestic and worldwide economic conditions, including the resulting effect on residential mortgage volumes; changes in government regulation affecting Ellie Mae Network participants or our business, and potential structural changes in the U.S. residential mortgage industry; the attraction and retention of qualified employees and key personnel; our ability to compete effectively in a highly competitive market and adapt to technological changes; our ability to enhance the features and functionality of our Encompass software and the Ellie Mae Network; our ability to protect our intellectual property, including our proprietary Encompass software; costs associated with defending intellectual property infringement and other claims; our ability to maintain effective internal controls and the risk of natural and man-made catastrophic interruptions to our business. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that arises after the date of this report, or to conform such statements to actual results or changes in our expectations.
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
We also offer Encompass users a variety of other on-demand software services, including: Encompass Docs Solution, which automatically prepares the disclosure and closing documents necessary to fund a mortgage; Encompass CenterWise, a bundled offering of electronic document management, or EDM, and websites used for customer relationship management; TQL, which offers a suite of fraud detection, valuation, validation and risk analysis services using streamlined workflows and processing rules; Encompass Compliance Service, which automatically checks for compliance with federal, state and local regulations throughout the origination process; tax transcript services which provide income verification capability to our customers; Encompass Product and Pricing Service, which allows Encompass users to compare loans offered by different lenders and investors to determine appropriate mortgage programs available to a particular borrower, Encompass Flood Service, which allows Encompass users to order and transfer flood zone certifications, Encompass CRM, which offers a suite of sales and marketing tools that allows users to manage contacts, leads and marketing campaigns and Encompass Consumer Direct, a web-based tool that allows borrowers to complete a loan application online. By the nature of our on-demand service, even with our robust security monitoring and detection systems, we cannot guarantee that our security measures will prevent security breaches and we may need to expend significant resources to protect against and remedy any potential security breaches and their consequences.
The Ellie Mae Network electronically connects the approximately 104,000 mortgage professionals using Encompass to the broad array of mortgage lenders, investors and third-party service providers integral to the origination and funding of residential mortgages. During the mortgage origination process, mortgage originators may order various services through the Ellie Mae Network, including credit reports, product eligibility and pricing services, automated underwriting services, appraisals, title reports, insurance, flood certifications and flood insurance, compliance reviews, fraud detection, document preparation and verification of income, identity and employment. Mortgage originators can also initiate secure data transmission to and from lenders and investors.
On October 1, 2014, we acquired substantially all the assets of AllRegs, a provider of investor guideline and federal and state statute and regulation compliance information, forms, content and business intelligence for the mortgage lending industry. AllRegs product offerings include education and training, loan product and guideline data and analytics, and an online reference library that includes investor underwriting and insuring guidelines, federal and state statutes and regulations, Mortgage Mentor “how to” guides and plain language interpretation and analysis. We intend to include the financial results of AllRegs in our financial results starting in the fourth quarter of 2014. The write-down of acquired deferred revenue in accordance with applicable purchase accounting rules will result in lower revenues from the AllRegs business over the next three quarters. The assumption of AllRegs operating costs and the amortization of acquired intangible assets will contribute to our operating expenses for the foreseeable future.
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
Our on-demand revenues typically, but not always, track the seasonality of the residential mortgage industry, with increased activity in the second and third quarters and reduced activity in the first and fourth quarters as home buyers tend to purchase their homes during the spring and summer in order to move to a new home before the start of the school year. Mortgage volumes are also impacted by other factors such as interest rate fluctuations, home sale activity and general economic conditions, which can lead to departures from the typical seasonal pattern. For example, increases in mortgage interest rates could reduce the volume of new mortgages originated and, in particular, the volume of mortgage refinancings. We currently estimate that approximately 30% to 40% of our revenues have some sensitivity to volume.
We are investing aggressively in initiatives that we believe will help us continue to grow our business, improve our products and services and strengthen our competitive advantage while bringing sustainable, long-term value to our customers. During 2014, we increased our investments in our sales and client services capabilities, in research and development and in technology infrastructure to support our user additions and overall business growth. These investments include expanding our talent across the organization by hiring additional personnel. We expect these costs will be incurred throughout the remainder of 2014 and beyond.
On March 31, 2014, we experienced a system outage that prevented some of our customers from being able to access certain of our services until the system was restored on April 1, 2014. In responding to this outage, we engaged forensics experts and other consultants, resulting in significant forensics and consulting fees incurred in the second and third quarters of 2014. We have increased our investments to bolster our infrastructure and enhance our system capacity, reliability and security, which costs we expect will be incurred throughout the remainder of 2014 and beyond.

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
We are responding to these trends as follows:
Expected lower lending volume. Mortgage lending volume has been significantly lower in 2014 than in 2013 and is expected to stay relatively flat during 2015, as forecasted by Fannie Mae, Freddie Mac and the Mortgage Bankers Association. Since late 2009, we have focused our marketing and sales efforts on our on-demand SaaS Encompass offering, and particularly our SaaS Encompass Success-Based Pricing model, in contrast to our on-premise license model. In our on-demand SaaS Encompass offering, the customer does not pay the significant up-front licensing fee associated with our license model, which we believe is particularly attractive in the present climate of the residential mortgage origination market. Our SaaS Encompass Success-Based Pricing model builds on this value proposition by aligning customers’ payments for our software solutions with their own receipts of revenues. Our focus on our SaaS Encompass offering is important in light of lower lending volumes because we typically generate greater revenues per user through our on-demand SaaS Encompass offering than through our on-premise license offering.
We are also focusing on increasing use of our Ellie Mae Network offerings and our other services, which were introduced from late 2009 through late 2011. These offerings include our TQL program, Encompass Compliance Service, Encompass Product and Pricing Service, Encompass Docs Solution, Encompass 4506-T Service, Encompass CRM and the service offerings obtained in the AllRegs acquisition. During the nine months ended September 30, 2014 and 2013, Encompass users employed the Ellie Mae Network to process on average approximately six transactions per loan file. By continuing to enhance our service offerings and encouraging providers of settlement services to deliver their services electronically through the Ellie Mae Network, we will continue to build value for our customers while increasing the number of transactions for which the Ellie Mae Network is used.
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
In response to the increased quality standards and compliance mandates affecting the industry, we expect an increased number of mortgage lenders to assess new platform options and replace their legacy systems. We have increased the size of our customer acquisition, implementation and support teams by approximately 69% from 154 employees on December 31, 2012 to 261 employees on September 30, 2014 in order to address anticipated demand for our software solutions.
Increased regulation affecting lenders and investors. Regulatory reforms have significantly increased the complexity and importance of regulatory compliance. We devote considerable resources to continually upgrading software to help customers address regulatory changes. We offer Encompass Compliance Service, which automatically checks loan files for compliance with the myriad of federal, state and local regulations and alerts users to possible violations of these regulations. In addition, we have a staff of attorneys and work with compliance experts who help assure that documents prepared using our software and the processes recommended by the Encompass workflow comply with applicable rules and regulations. We believe we are well-positioned to help our customers meet additional requirements from the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, that became effective in January 2014. Our Ability-to-Repay, or ATR, / Qualified Mortgage, or QM, functionality is designed to allow our customers to document their compliance with the Consumer Financial Protection Bureau, or CFPB’s ATR/QM Final Rule that applies to the majority of residential mortgage loan originations in the United States. In addition, we will be making updates to certain of our products to comply with the TILA-RESPA Integrated Disclosure rule changes which take effect in August 2015. We believe we are also well-positioned to help our customers meet future Dodd-Frank Act requirements as they are published and become effective.

Greater focus on operational efficiencies. Mortgage originators experienced a $2,263 increase in the average total production cost per loan, from $3,685 in 2009 to $5,948 in 20131. During the second quarter of 2014, the average total production cost per loan was $6,932,2 and we expect costs to continue to be a significant consideration for mortgage originators due to continued increased regulation and heightened quality standards. By automating many of the functions of mortgage origination, we enable our users to comply with regulations and process quality loans more efficiently and effectively. This reduces the cost of originating a loan and lowers the risk of buy back demands from investors resulting from poorly originated or documented loans and/or loans that fail to comply with applicable regulations. We continually address the changing needs of our customers by developing and enhancing tools to allow for simplified regulatory compliance, increased availability of information, and enhanced system functionality and performance.
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
Customers adopting multi-channel strategies. Customers are developing multi-channel strategies beyond a single retail, correspondent or wholesale mortgage lending channel in order to grow their businesses. The requirements of these different channels vary and in order to maintain a single operating system, customers must use a robust system with customizable functionality. Encompass includes support for multi-channel workflows, allowing our customers to drive efficiencies and boost productivity by creating distinct workflows for each channel that map to our customers’ business needs. Encompass users can customize workflows based on channel, loan purpose or specific loan criteria - all of which can vary between lending channels. Additionally, Encompass Consumer Direct gives our customers the ability to originate loans directly from borrowers by offering an online loan application that can be accessed by anyone with a web browser.
Acquisition Strategy
Our industry is highly fragmented, and we believe there are strategic opportunities available to acquire competing software companies or software providers that offer related mortgage origination functionality that will complement and increase the attractiveness of Encompass. For example, in October 1, 2014, we acquired substantially all the assets of Mortgage Resource Center, Inc. (dba AllRegs), or AllRegs, a provider of investor guideline and federal and state statute and regulation compliance information, forms, content and business intelligence for the mortgage lending industry. In January 2014, we acquired substantially all the assets of ARG Interactive, LLC (dba MortgageCEO), or MortgageCEO, a SaaS company specializing in customer relationship management and marketing solutions for the residential mortgage industry. We intend to continue pursuing additional strategic acquisitions.
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
________________

1	Mortgage Bankers Association, Annual Mortgage Bankers Performance Report 2013 Data, Net Loan Production Income and Expense, $ per loan, Copyright May 2014.
2	Mortgage Bankers Association, Independent Mortgage Bankers Profitable in the Second Quarter of 2014, August 26, 2014

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
The following table shows these operating metrics as of and for the three and nine months ended September 30, 2014 and 2013:

	Three Months ended September 30,		Nine Months ended September 30,
	2014	2013	2014	2013
Revenues (in thousands):
Total revenues	$42,798	$33,006	$114,960	$98,131
Total contracted revenues	$25,820	$18,424	$72,654	$50,602
Total SaaS Encompass revenues	$26,470	$20,784	$70,245	$56,827
Users at end of period:
Contracted SaaS users	116,405	87,294	116,405	87,294
Active Encompass users	104,146	93,577	104,146	93,577
Active SaaS Encompass users	78,847	61,156	78,847	61,156
Active SaaS Encompass users as a percentage of active Encompass users	76%	65%	76%	65%
Active SaaS Encompass users as a percentage of contracted SaaS users	68%	70%	68%	70%
Average users during period:
Active Encompass users	102,249	92,064	97,807	85,450
Active SaaS Encompass users	76,520	59,560	71,041	52,935
Active SaaS Encompass users as a percentage of active Encompass users	75%	65%	73%	62%
Revenue per average user during period:
Revenue per average active Encompass user	$419	$359	$1,175	$1,148
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

In the notes to our condensed consolidated financial statements on our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, we included all revenues from professional services in on-premise revenues in our disclosure related to revenues by type. For the quarterly period ended September 30, 2014, we included professional services revenues in either on-demand revenues or on-premise revenues as determined by the related service or software license revenue. We have retrospectively reclassified our disclosure of on-demand and on-premise revenues for the three and nine months ended September 30, 2013 in order to conform to the current presentation.
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
Our cost of revenues consists primarily of: salaries and benefits, including stock-based compensation expense, expenses for document preparation, income verification and compliance services, customer support, data centers, depreciation on computer equipment used in supporting the Ellie Mae Network, SaaS Encompass and Encompass CenterWise offerings, amortization of acquired intangible assets such as developed technology and trade names, professional services associated with implementation of our software, and allocated facilities costs. We expect that our cost of revenues will continue to increase in absolute dollars as our revenues increase, as we pursue additional strategic acquisitions, if any, and as we continue to hire additional personnel in our implementation and customer support departments to support new customers.
Sales and Marketing
Our sales and marketing expenses consist primarily of: salaries, benefits and incentive compensation, including stock-based compensation expense and commissions; allocated facilities costs; expenses for trade shows, public relations and other promotional and marketing activities; expenses for travel and entertainment; and amortization of acquired intangible assets such as customer relationships. We expect that our sales and marketing expense will continue to increase as we continue to hire additional sales personnel in order to address anticipated demand for our software solutions and as we pursue additional strategic acquisitions, if any. We also intend to increase marketing activities focused on SaaS Encompass, our Ellie Mae Network offerings and our other Encompass services.
Research and Development
Our research and development expenses consist primarily of: salaries and benefits, including bonuses and stock-based compensation expense; fees to contractors engaged in the development and support of the Ellie Mae Network, Encompass software and other products; and allocated facilities costs. We expect that our research and development expenses will continue to increase in absolute dollars as we continue to invest in our products and services and related next-generation enhancements, including hiring additional engineering and product development personnel and as we pursue additional strategic acquisitions, if any.
General and Administrative
Our general and administrative expenses consist primarily of: salaries and benefits, including bonuses and stock-based compensation expense for employees involved in finance, accounting, human resources, administrative, information technology and legal roles; consulting, legal, accounting and other professional services by third-party providers; and allocated facilities costs. General and administrative expenses recognized during the second and third quarters of 2014 also included forensic and consulting fees incurred in response to the service outage and legal expenses in connection with the settlement of a legal claim. We expect general and administrative expenses to continue to increase in absolute dollars as we make additional and accelerated investments to bolster our infrastructure and enhance our system capacity, reliability and security. We also expect increases to general and administrative expenses as we hire additional personnel and grant stock-based awards to attract and retain the employees needed to continue to grow our business and as we pursue additional strategic acquisitions, if any.
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
Critical Accounting Policies and Estimates
There have been no material changes during the three and nine months ended September 30, 2014 to our critical accounting policies and estimates previously disclosed in our 2013 Form 10-K.
Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months ended September 30,		Nine Months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Revenues	$42,798	$33,006	$114,960	$98,131
Cost of revenues (1)	11,669	8,332	31,445	24,550
Gross profit	31,129	24,674	83,515	73,581
Operating expenses:
Sales and marketing (1)	6,521	5,163	19,067	15,233
Research and development (1)	6,456	6,573	19,348	18,651
General and administrative (1)	9,556	7,547	28,100	23,108
Total operating expenses	22,533	19,283	66,515	56,992
Income from operations	8,596	5,391	17,000	16,589
Other income, net	134	83	343	355
Income before income taxes	8,730	5,474	17,343	16,944
Income tax provision	4,675	2,114	8,150	5,986
Net income	$4,055	$3,360	$9,193	$10,958
________
(1) Stock-based compensation included in the above line items:

	Three Months ended September 30,		Nine Months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Cost of revenues	$441	$215	$1,065	$485
Sales and marketing	523	322	1,403	709
Research and development	1,038	948	2,610	2,575
General and administrative	1,326	1,902	5,738	7,125
	$3,328	$3,387	$10,816	$10,894

	Three Months ended September 30,		Nine Months ended September 30,
	2014	2013	2014	2013

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	27.3	25.2	27.4	25.0
Gross margin	72.7	74.8	72.6	75.0
Operating expenses:
Sales and marketing	15.2	15.6	16.6	15.5
Research and development	15.1	19.9	16.8	19.0
General and administrative	22.3	22.9	24.4	23.5
Total operating expenses	52.6	58.4	57.8	58.0
Income from operations	20.1	16.4	14.8	17.0
Other income, net	0.3	0.3	0.3	0.4
Income before income taxes	20.4	16.7	15.1	17.4
Income tax provision	10.9	6.4	7.1	6.1
Net income	9.5%	10.3%	8.0%	11.3%
Comparison of the Three and Nine Months Ended September 30, 2014 and 2013
Revenues
The following table sets forth our revenues by type for the periods presented:

	Three Months ended September 30,		Nine Months ended September 30,
	2014	2013	2014	2013
	(dollars in thousands)
Revenue by type:
On-demand	$41,131	$30,924	$109,373	$90,244
On-premise	1,667	2,082	5,587	7,887
Total	$42,798	$33,006	$114,960	$98,131

	Three Months ended September 30,		Nine Months ended September 30,
	2014	2013	2014	2013
Revenue by type:
On-demand	96.1%	93.7%	95.1%	92.0%
On-premise	3.9%	6.3%	4.9%	8.0%
Total	100.0%	100.0%	100.0%	100.0%
Three months ended September 30, 2014. Total revenues increased $9.8 million, or 29.7%, for the three months ended September 30, 2014 as compared to the same period of 2013.
On-demand revenues increased by $10.2 million during the three months ended September 30, 2014, consisting primarily of a $5.7 million increase in SaaS Encompass revenues, of which $5.2 million related to our Success-Based Pricing model. The increase in SaaS Encompass revenues resulted from the addition of new SaaS Encompass users and from upgrades of existing on-

premise customers to our SaaS platform. The number of average active Encompass users increased by 28.5% from 59,560 for the three months ended September 30, 2013 to 76,520 for the three months ended September 30, 2014.
Contributing to the increase in on-demand revenues was a $1.7 million increase in revenues from professional services, driven primarily by training and implementation services provided to new customers and to customers that upgraded from on-premise users to SaaS users, and a $2.0 million increase in Ellie Mae Network, TQL and other transactional revenues driven primarily by transaction volume increases.
On-premise revenues decreased by $0.4 million for the three months ended September 30, 2014 compared to the same period of 2013, primarily due to decreases in software license and maintenance fees arising in part from upgrades of existing on-premise customers to our SaaS platform.
Contracted revenues, which are not sensitive to mortgage origination volume, increased from $18.4 million for the three months ended September 30, 2013 to $25.8 million for the three months ended September 30, 2014, driven by an increase in monthly base fees due to an increase in contracted SaaS users. The number of contracted SaaS users increased by 33.3% from 87,294 at September 30, 2013 to 116,405 at September 30, 2014.
Nine months ended September 30, 2014. Total revenues increased $16.8 million, or 17%, for the nine months ended September 30, 2014 as compared to the same period of 2013.
On-demand revenues increased by $19.1 million during the nine months ended September 30, 2014, consisting primarily of a $13.4 million increase in SaaS Encompass revenues, of which $11.8 million related to our Success-Based Pricing model. The increase in SaaS Encompass revenues resulted from the addition of new SaaS Encompass users and from upgrades of existing on-premise customers to our SaaS platform. The number of average active SaaS Encompass users increased by 14.5% from 52,935 for the nine months ended September 30, 2013 to 71,041 for the nine months ended September 30, 2014.
The revenue increase from additional users was offset in part by a reduction in revenue generated from closed loans, which we believe was due to customers delaying the implementation of Encompass as they focused on preparing for ATR/QM rules, as well as an overall estimated 43% decline in mortgage origination volume for the nine months ended September 30, 2014 compared to the same period of 2013.
Contributing to the increase in on-demand revenues was a $4.3 million increase in revenues from professional services driven primarily by training and implementation services provided to new customers and to customers that upgraded from on-premise users to SaaS users, $0.7 million of sales of Encompass CRM which was introduced in the first quarter of 2014 and a $0.7 million increase in revenues from the standalone version of Encompass Compliance Service due to increases in subscriptions and transactions.
On-premise revenues decreased by $2.3 million for the nine months ended September 30, 2014 compared to the same period of 2013, primarily due to decreases in software license and maintenance fees and on-premise professional services fees, arising in part from upgrades of existing on-premise customers to our SaaS platform.
Contracted revenues, which are not sensitive to mortgage origination volume, increased from $50.6 million for the nine months ended September 30, 2013 to $72.7 million for the nine months ended September 30, 2014, driven by an increase in monthly base fees due to an increase in contracted SaaS users. The number of contracted SaaS users increased by 33.3% from 87,294 as of September 30, 2013 to 116,405 as of September 30, 2014.
Gross Profit

	Three Months ended September 30,		Nine Months ended September 30,
	2014	2013	2014	2013
	(dollars in thousands)
Gross profit	$31,129	$24,674	$83,515	$73,581
Gross margin	72.7%	74.8%	72.6%	75.0%
Gross profit increased by $6.5 million and gross margin percentage decreased by 2.1 percentage points during the three months ended September 30, 2014 as compared to the same period of 2013 as revenues increased by $9.8 million and cost of revenues increased by $3.3 million. The increase in cost of revenues was primarily due to a $1.6 million increase in salary, employee benefit and stock-based compensation expenses associated with headcount added to our professional services and customer support organizations in anticipation of continued increasing demand for our software solutions and a $1.3 million increase in third-party royalty expenses arising from the increased revenues.

Gross profit increased by $9.9 million and gross margin percentage decreased by 2.4 percentage points during the nine months ended September 30, 2014 as compared to the same period of 2013 as revenues increased by $16.8 million and cost of revenues increased by $6.9 million. The increase in cost of revenues was primarily due to a $5.1 million increase in salary, employee benefit and stock-based compensation expenses associated with headcount added to our professional services and customer support organizations in anticipation of continued increasing demand for our software solutions and a $1.5 million increase in third-party royalty expenses arising from the increased revenues.
Sales and Marketing

	Three Months ended September 30,		Nine Months ended September 30,
	2014	2013	2014	2013
	(dollars in thousands)
Sales and marketing	$6,521	$5,163	$19,067	$15,233
Sales and marketing as % of revenues	15.2%	15.6%	16.6%	15.5%
Sales and marketing expenses increased by $1.4 million, or 26.3%, for the three months ended September 30, 2014 as compared to the same period of 2013. Sales and marketing expenses as a percentage of revenues decreased by 0.4% of revenues. These changes were primarily due to a $1.0 million increase in salary, employee benefit and stock-based compensation expenses related to increased headcount as we continued to grow our sales and marketing departments in an effort to increase our market share and address anticipated demand for our software solutions.
Sales and marketing expenses increased by $3.8 million, or 25.2%, for the nine months ended September 30, 2014 as compared to the same period of 2013. Sales and marketing expenses as a percentage of revenues increased by 1.1% of revenues. These increases were primarily due to a $3.3 million increase in salary, employee benefit and stock-based compensation expenses related to increased headcount as we continued to grow our sales and marketing departments in an effort to increase our market share and address anticipated demand for our software solutions. Additionally, marketing expenses increased by $0.6 million as a result of our continued efforts to grow our brand and generate demand for our products.
Research and Development

	Three Months ended September 30,		Nine Months ended September 30,
	2014	2013	2014	2013
	(dollars in thousands)
Research and development	$6,456	$6,573	$19,348	$18,651
Research and development as % of revenues	15.1%	19.9%	16.8%	19.0%
Research and development expenses decreased by $0.1 million, or 1.8%, in the three months ended September 30, 2014 compared to the same period of 2013. Research and development expenses as a percentage of revenues decreased by 4.8% of revenues. These decreases were due to a $2.1 million increase in total research and development costs, primarily driven by salary, benefits, and stock compensation costs from additions to headcount as we continued to invest in our products and services, offset by a $2.2 million decrease from costs that were capitalized to property and equipment rather than expensed because they were associated with the development of new products.
Research and development expenses increased by $0.7 million, or 3.7%, in the nine months ended September 30, 2014 compared to the same period of 2013. Research and development expenses as a percentage of revenues decreased by 2.2% of revenues. These changes were due to a $6.1 million increase in total research and development costs, primarily driven by salary, benefits, and stock compensation costs from additions to headcount as we continued to invest in our products and services and a $5.4 million decrease from costs that were capitalized to property and equipment rather than expensed because they were associated with the development of new products.
General and Administrative

	Three Months ended September 30,		Nine Months ended September 30,
	2014	2013	2014	2013
	(dollars in thousands)
General and administrative	$9,556	$7,547	$28,100	$23,108
General and administrative as % of revenues	22.3%	22.9%	24.4%	23.5%

General and administrative expenses increased by $2.0 million, or 26.6%, in the three months ended September 30, 2014 as compared to the same period of 2013. General and administrative expenses as a percentage of revenues decreased by 0.6% of revenues. These changes were primarily due to a $1.3 million increase in salaries and employee benefits related to increased headcount, a $1.1 million increase in professional fees and legal expenses in connection with the settlement of a legal claim and our outage earlier in the year, partially offset by a $0.6 million decrease in stock-based compensation expense primarily resulting from changes to the estimated shares of stock-based awards that are expected to vest.
General and administrative expenses increased by $5.0 million, or 21.6%, in the nine months ended September 30, 2014 as compared to the same period of 2013. General and administrative expenses as a percentage of revenues increased by 0.9% of revenues. These increases were primarily due to a $3.2 million increase in salaries and employee benefits related to increased headcount, a $1.7 million increase in professional fees and legal expenses in connection with the settlement of a legal claim and our outage earlier in the year and a $0.6 million increase in the use of consultants and temporary contractors, offset in part by a $1.4 million decrease in stock-based compensation expense primarily resulting from a decrease in expense relating to Performance Awards for which expense is recognized on an accelerated basis over the vesting period, as well as changes to the estimated shares of stock-based awards that are expected to vest.
Income Tax Provision
Income tax provision was $4.7 million for the three months ended September 30, 2014, compared to $2.1 million for the three months ended September 30, 2013. The increase in income tax provision was primarily due to the increase of pre-tax income from $5.5 million for the three months ended September 30, 2013 to $8.7 million for the three months ended September 30, 2014, an increase in nondeductible compensation and the suspension of federal R&D credits for 2014.
Income tax provision was $8.2 million for the nine months ended September 30, 2014, compared to $6.0 million for the nine months ended September 30, 2013. The increase in income tax provision was primarily due to an increase in nondeductible compensation and the suspension of federal R&D credits for 2014.
Liquidity and Capital Resources
At September 30, 2014, we had cash, cash equivalents and short-term investments of $86.0 million and long-term investments of $66.2 million. Cash and cash equivalents consist of cash and money market accounts. Both short and long-term investments consist of corporate bonds and obligations, certificates of deposit, municipal obligations, U.S. government notes and U.S. government agency securities.
We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund capital expenditures, operating expenses and other cash requirements for at least the next 12 months. We may enter into acquisitions in the future, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
The following table sets forth our statement of cash flows data for the periods presented:

	Nine Months ended September 30,		Net
	2014	2013	Change
	(in thousands)
Net cash provided by operating activities	$24,780	$20,978	$3,802
Net cash used in investing activities	(26,036)	(54,360)	28,324
Net cash provided by financing activities	11,653	10,919	734
Net increase (decrease) in cash and cash equivalents	$10,397	$(22,463)	$32,860
Operating Activities
Cash provided by operating activities increased by $3.8 million from $21.0 million in 2013 to $24.8 million in 2014. In the condensed consolidated statements of cash flows, cash provided by operating activities is presented as net income adjusted for non-cash items and changes in operating assets and liabilities. Net income decreased by $1.8 million for the nine months ended September 30, 2014 as compared to the same period of 2013. The net contribution of non-cash items to cash provided by operating activities increased by $1.9 million for the nine months ended September 30, 2014 as compared to the same period of 2013. The net contribution of changes in operating assets and liabilities to cash provided by operating activities increased by $3.7 million for the nine months ended September 30, 2014 as compared to the same period of 2013.
The $1.9 million increase in the net contribution of non-cash items to cash provided by operating activities was primarily due to a $0.6 million increase to cash from the realization of deferred taxes, a $0.9 million decrease in excess tax benefits from the exercise of stock options that were reclassified from operating activities to financing activities, a $0.1 million decrease in stock-based compensation expense and a $0.5 million increase in amortization of intangible assets as a result of the acquisition of MortgageCEO.
Changes in operating assets and liabilities resulted in a net increase of $3.7 million to cash provided by operating activities in the nine months ended September 30, 2014 as compared to the same period in 2013. Our net accounts receivable balance fluctuates from period to period, depending on the amount and timing of sales and billing activity, our customers’ payment method, and cash collections. The change in prepaid expenses and other current assets was primarily due to the timing of payments for computer software licenses. The change in deposits and other assets was due to deferred commission expenses and timing of the payment for software licenses. The change in accounts payable and accrued and other liabilities was due to the timing of additional liabilities and payments in general, and does not reflect any significant change in the nature of accrued liabilities. The change in deferred revenue is the result of timing differences in the recognition of revenues from professional services and maintenance services.
Investing Activities
Our primary investing activities have consisted of purchases and maturities of investments, purchases of property and equipment (including costs incurred to develop internal-use software) and payments for acquisitions (including holdback payments). Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations and the timing of our software development projects subject to capitalization. We plan to continue to invest in hardware and software to support our growth and corporate infrastructure. In October 2014, we paid $28.2 million in cash for the AllRegs acquisition. We intend to continue pursuing additional strategic acquisitions.
Cash used in investing activities of $26.0 million for the nine months ended September 30, 2014 was primarily the result of $12.8 million for purchases of property and equipment and costs incurred to develop internal-use software and website applications, $6.7 million in net purchases of investments, $4.5 million cash paid for the acquisition of MortgageCEO and the final $2.0 million in scheduled payments of the holdback from the acquisition of Del Mar Datatrac, Inc.
Cash used in investing activities of $54.4 million for the nine months ended September 30, 2013 was the result of $46.3 million in net purchases of investments, $5.0 million for purchases of property and equipment and costs incurred to develop internal-use software and website applications and $3.0 million in scheduled payments of the holdback from the 2011 acquisition of Del Mar Datatrac, Inc.
Financing Activities
Financing activities have consisted primarily of cash provided from the exercise of stock options, excess tax benefits from employee exercises of stock options, payments related to capital lease obligations and tax payments related to shares withheld for vested restricted stock units (RSUs). In May 2014, our board of directors approved a stock repurchase program under which we are authorized to repurchase up to $75.0 million of our common stock over a 36-month period, all of which remains available as of September 30, 2014. Under the program, purchases may be made from time to time on the open market, and will be funded from available working capital. There were no repurchases under the program during the nine months ended September 30, 2014.
Cash provided by financing activities of $11.7 million for the nine months ended September 30, 2014 consisted primarily of $8.0 million in proceeds from the exercise of stock options and $5.3 million in excess tax benefits from employee exercises of stock options, offset in part by tax payments of $0.7 million related to shares withheld for vested RSUs and payments on capital leases of $1.0 million.
Cash provided by financing activities of $10.9 million for the nine months ended September 30, 2013 consisted primarily of $5.3 million in proceeds from the exercise of stock options, and $6.2 million in excess tax benefits from employee exercises of stock options.
Off Balance Sheet Arrangements
As of September 30, 2014, we had no off-balance sheet arrangements and operating leases were the only financing arrangements not reported on our condensed consolidated financial statements.
Contractual Obligations
During the nine months ended September 30, 2014, other than as discussed below, there have been no material changes to our contractual obligations outside the ordinary course of business from those specified in the 2013 Form 10-K.
In July 2014, we entered into a lease agreement for office space in Pleasanton, California that will serve as our future corporate headquarters. The lease commences on April 1, 2015 and has an initial term of 117 months ending December 31, 2024.
Under the terms of the lease, we are obligated to make payments ranging from $264,000 per month to $344,000 per month.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We believe that there have been no significant changes in our market risk exposures for the three and nine months ended September 30, 2014, as compared with those discussed in our 2013 Form 10-K.
ITEM 4—CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
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

Mortgage lending volume was lower in 2013 than in 2012, and has been significantly lower in 2014 than in 2013 due to various factors which could adversely affect our business.
Mortgage lending volume was lower in 2013 than in 2012, and has been significantly lower in 2014 than in 2013. Factors that adversely impact mortgage lending volumes include increasing mortgage interest rates, reduced consumer and investor demand for mortgages, more stringent underwriting guidelines, decreased liquidity in the secondary mortgage market, high levels of unemployment, high levels of consumer debt, lower consumer confidence, changes in tax and other regulatory policies, the number of existing mortgages eligible for refinancing and other macroeconomic factors.
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
We currently estimate that approximately 30% to 40% of our revenues have some sensitivity to volume. To the extent there is an additional decrease in residential mortgage volumes in 2015 compared to 2014, we would need to increase our user base and/or our revenue per loan processed by our customers in order to maintain our financial performance. We cannot guarantee we will be successful in these efforts, which could materially adversely affect our business.
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
Our success will depend in part on our ability to expand our solutions and services and to grow our business in response to changing technologies, customer demands and competitive pressures. In some circumstances, we may pursue growth through the acquisition of complementary businesses, solutions or technologies rather than through internal development. For example, in October 1, 2014, we acquired substantially all the assets of Mortgage Resource Center, Inc. (dba AllRegs), a provider of investor guideline and federal and state statute and regulation compliance information, forms, content and business intelligence for the mortgage lending industry. In January 2014, we acquired substantially all the assets of ARG Interactive, LLC (dba MortgageCEO), a SaaS company specializing in customer relationship management and marketing solutions for the residential mortgage industry.
The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to complete acquisitions successfully. Moreover, if such acquisitions require us to seek additional debt or equity financing, we may not be able to obtain such financing on terms favorable to us or at all. Acquisitions and investments involve numerous risks which may have a negative impact on our results of operations, including:

•	write-offs of acquired assets or investments;

•	potential financial and credit risks associated with acquired customers;

•	unknown liabilities associated with the acquired businesses;

•	unanticipated expenses related to acquired technology and its integration into existing technology;

•	limitations to our ability to recognize revenue from acquired deferred revenue;

•	depreciation and amortization of amounts related to acquired intangible assets, fixed assets and deferred compensation; and

•	adverse tax consequences of any such acquisitions.
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
Changes to existing laws or regulations or adoption of new laws or regulations relating to the residential mortgage industry could require us to incur significant costs to update our products and services. Our Encompass Compliance Service analyzes mortgage loan data for compliance with consumer protection laws and institutionally mandated compliance policies and must continually be updated to incorporate changes to such laws and policies. The Dodd-Frank Act has caused and will continue to cause us to make similar updates to Encompass, Encompass Product and Pricing Service, Encompass Docs Solution, TQL and the Ellie Mae Network to address, among other things, regulations that protect consumers against unfair, deceptive and abusive practices by lenders. For example, additional tools and product updates were recently required to address the Ability-to-Repay, or ATR, / Qualified Mortgage, or QM, and Federal and State High Cost rules effective in January 2014. In addition, we will be making updates to certain of our products to comply with the TILA-RESPA Integrated Disclosure rule changes which take effect in August 2015. These additions and updates have caused us to incur significant expense, and future updates will likely similarly cause us to incur significant expense.
Potential structural changes in the U.S. residential mortgage industry, in particular plans to diminish the role of Fannie Mae and Freddie Mac, could disrupt the residential mortgage market and have a material adverse effect on our business.
Fannie Mae and Freddie Mac play a very important role in providing liquidity, stability and affordability in the current U.S. residential mortgage market. In particular, they participate in the secondary mortgage market by purchasing mortgage loans and mortgage-related securities for investment and by issuing guaranteed mortgage-related securities. In February 2011, the Obama administration delivered a report to Congress which proposed the winding down of Fannie Mae and Freddie Mac and shrinking the federal government’s role in the housing market. This proposal includes the withdrawal of government guarantees currently available for certain residential loans and increasing the down payment requirements for borrowers, both of which could reduce mortgage lending volume. In February 2012, the Federal Housing Finance Agency sent Congress a strategic plan to wind down Fannie Mae and Freddie Mac over the next several years. This proposal includes building a new infrastructure for the secondary mortgage market, continuing to shrink Fannie Mae’s and Freddie Mac’s operations by eliminating the direct funding of mortgages and shifting mortgage credit risk to private investors and maintaining foreclosure prevention activities and credit availability. In August 2012, the U.S. Department of the Treasury announced it would require Fannie Mae and Freddie Mac to reduce their investment portfolios more quickly, at an annual rate of 15% versus the previous rate of 10%. In June 2013, the U.S. Senate introduced a bill to wind down Fannie Mae and Freddie Mac over five years. This legislation would replace Fannie Mae and Freddie Mac with a new Federal Mortgage Insurance Corporation that would continue to guarantee mortgages, but only after private capital absorbs the first 10% of any losses. In July 2013, the U.S. House of Representatives also unveiled draft legislation to similarly wind down Fannie Mae and Freddie Mac over a five year period. In 2014, four Fannie Mae and Freddie Mac reform measures were active in Congress: the Senate’s Johnson-Crapo and Corker-Warner, and the House’s PATH Act and HOME Forward Act. The effects of these proposals, the passage of either of these bills into law or any significant structural change to the U.S. residential mortgage industry may cause significant disruption to the residential mortgage market. If we are unable to react effectively and quickly to changes in the residential mortgage industry, our business could be harmed.
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
The mortgage origination software market is highly competitive. There are many software providers, such as: Byte Software Inc., a subsidiary of CBCInnovis; Calyx Technology, Inc.; Harland Financial Solutions (which owns Mortgagebot LLC and Avista Solutions, Inc.), a subsidiary of Davis + Henderson Corporation; PCLender.com, Inc., a subsidiary of Fidelity National Financial, Inc., Mortgage Builder Software, Inc., a subsidiary of Altisource Portfolio Solutions SA; Mortgage Cadence LLC, a subsidiary of Accenture PLC; and Wipro Gallagher Solutions, which is owned by Wipro, Ltd., that compete with us by offering loan origination software to mortgage originators. Some software providers, including Calyx Technology, Inc., also provide connectivity between their software users and lenders and service providers. Other connectivity alternatives are provided by services such as RealEC Technologies, Inc., a subsidiary of Fidelity National Financial, Inc. We also compete with compliance and document preparation service providers that are much larger and more established than us. There is vigorous competition among providers of these services and we may not succeed in convincing potential customers using other services to switch to ours. Many service providers connect directly to mortgage originators without using any loan origination software. Some of our competitors also offer services on a per closed loan basis, which could adversely impact the effectiveness of our Success-Based Pricing strategy for increasing the number of SaaS Encompass customers. If we are unsuccessful in competing effectively by providing attractive functionality, customer service or value, we could lose existing Encompass users to our competitors and our ability to attract new Encompass users could be harmed.
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
Some of our actual and potential competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we do and, as a result, these companies may be able to respond more quickly to changes in regulations, new technologies or customer demands, or devote greater resources to the development, promotion and sale of their software and services than we can. In addition, we may face increased competition as a result of continuing industry consolidation, such as: Altisource Portfolio Solutions SA’s acquisition of Mortgage Builder Software, Inc. in July 2014; Accenture PLC’s acquisition of Mortgage Cadence LLC in August 2013; Davis + Henderson Corporation’s acquisitions of Harland Financial Solutions in August 2013, Mortgagebot LLC in April 2011 and Avista Solutions, Inc. in May 2012; Optimal Blue, Inc.’s acquisition of LoanSifter, Inc. in December 2013 and Fidelity National Financial, Inc.’s acquisition of Lender Processing Services, Inc. in January 2014. We expect the mortgage origination market to continue to attract new competitors and there can be no assurance that we will be able to compete successfully against current or future competitors or that competitive pressures we face will not materially adversely affect our business.
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
Other parties have asserted, and may in the future assert, that we have infringed their intellectual property rights. For example, on March 25, 2011, we were named a defendant in a patent infringement lawsuit filed by Industry Access Incorporated alleging that our Encompass loan management software system and related operations infringes a patent and on March 19, 2013, Industry Access filed a second patent infringement lawsuit against us alleging that our products and services infringe two additional patents. We settled this matter in the third quarter of 2014. See Note 8 of the Notes to Condensed Consolidated Financial Statements. In addition, we generally agree to indemnify our customers against legal claims that our software products infringe intellectual property rights of third parties and, in the event of an infringement, to modify or replace the infringing product or, if those options are not reasonably possible, to refund the cost of the software, as pro-rated over a period of years. We cannot predict whether assertions of third-party intellectual property rights or claims arising from such assertions will substantially harm our business and operating results. If we are forced to defend against any infringement claims, whether they are with or without merit or are determined in our favor, we may face costly litigation and diversion of technical and management personnel. Furthermore, an adverse outcome of a dispute may require us to: pay damages, potentially including treble damages and attorneys’ fees if the infringement were found to be willful; cease providing solutions that allegedly incorporate the intellectual property of others; expend additional development resources to redesign or re-engineer our solutions and products, if feasible; and enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies. We cannot be certain of the outcome of any litigation. Any royalty or licensing agreement, if required, may not be available to us on acceptable terms or at all. Our failure to obtain the necessary licenses or other rights could prevent the sale or distribution of some of our products and services and, therefore, could have a material adverse effect on our business.
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
As a third-party technology service provider of mission-critical products and services to many financial institutions that are regulated by one or more member agencies of the Federal Financial Institutions Examination Council, or FFIEC, we are subject to an IT examination by the member agencies of the FFIEC. As a result, the FFIEC conducts recurring IT Examinations in order to identify existing or potential risks associated with our operations that could adversely affect the financial institutions to whom we provide products and services, evaluate our risk management systems and controls and determine our compliance with applicable laws that affect the products and services we provide to financial institutions. In addition to examining areas such as our management of technology, data integrity, information confidentiality and service availability, the reviews also assess our financial stability. In June 2014 the FDIC, a member agency of the FFIEC, completed its IT examination, and found that, while the services we provide to our client banks are satisfactory, several matters required further attention, some of which were repeat findings and recommendations from the FDIC’s 2012 examination. Although management has developed a plan for addressing these matters, we cannot be assured that the plan will satisfy the FDIC or applicable law. A sufficiently unfavorable review from the FFIEC in the future could have a material adverse effect on our business and financial condition.
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
Our board of directors previously approved a stock repurchase program under which we are authorized to repurchase up to $75.0 million of our common stock over a 36-month period, all of which remains available as of September 30, 2014. Such stock repurchases may be limited, suspended, or terminated at any time without prior notice. There can be no assurance that we will repurchase additional shares of our common stock under our stock repurchase program or that any future repurchases will have a positive impact on the trading price of our common stock or earnings per share. Important factors that could cause us to limit, suspend or terminate our stock repurchase program include, among others, unfavorable market conditions, the trading price of our common stock, the nature of other investment or strategic opportunities presented to us from time to time, the rate of dilution of our equity compensation programs, the availability of adequate funds, and our ability to make appropriate, timely, and beneficial decisions as to when, how, and whether to purchase shares under the stock repurchase program. If we limit, suspend or terminate our stock repurchase program, our stock price may be negatively affected.
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

ITEM 6—EXHIBITS

Exhibit Number	Description of Document

10.1	Asset Purchase Agreement, dated as of August 7, 2014, by and among Ellie Mae, Inc., Mortgage Resource Center, Inc. (d/b/a AllRegs) and Glenn Ford.

10.2	Lease, dated July 17, 2014, between SFI PLEASANTON, LLC and Ellie Mae, Inc.

10.3#	Non-Employee Director Equity Compensation Policy

10.4	Amended and Restated Bylaws of Ellie Mae, Inc.

10.5	Board of Directors Offer Letter with Marina Levinson, dated August 22, 2014

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

#	Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELLIE MAE, INC.

Date:	November 5, 2014	By:	/s/ Edgar A. Luce
Edgar A. Luce
Executive Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized signatory)