Form 10-K
period 2014-12-31
ELLIE MAE INC
filed 2015-03-02
CIK 1122388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K
_____________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $834,971,000 (based on the last reported sale price of $31.13 on June 30, 2014).
29,156,493 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding as of February 27, 2015.

Documents Incorporated by Reference
Portions of the registrant’s Proxy Statement for the registrant’s 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The registrant intends to file the Proxy Statement within 120 days of the registrant’s fiscal year ended December 31, 2014.

Ellie Mae, Inc.
Form 10-K
For the Year Ended December 31, 2014

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K and the documents incorporated herein by reference contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. These statements relate to future events or our future financial performance. Forward-looking statements may include words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or other wording indicating future results or expectations. Forward-looking statements are subject to risks and uncertainties, and actual events or results may differ materially. Factors that could cause our actual results to differ materially include, but are not limited to, those discussed under “Risk Factors” in this report. We also face risks and uncertainties relating to our business including: outages and other system interruptions in the Ellie Mae Network service, our hosted Encompass software and any related impact on our reputation; fluctuations in mortgage lending volume; the volume of mortgages originated by our Encompass users; the impact of changes in mortgage interest rates; changes in mortgage originator, lender, investor or service provider behavior and any related impact on the residential mortgage industry; our ability to accurately forecast revenues and appropriately plan our expenses; the number of Encompass users, including contracted SaaS Encompass users; the effectiveness of our marketing and sales efforts to attract new and retain existing SaaS Encompass users and Ellie Mae Network participants; transaction volume on the Ellie Mae Network; the level of demand for our Encompass Docs Solution and other services we offer; the level of adoption of our Total Quality Loan, or TQL, program; the timing of the introduction and acceptance of new Ellie Mae Network offerings and new on-demand services; our ability to protect the confidential information of our Encompass users, Ellie Mae Network participants and their respective customers; customer renewal and upgrade rates; the increased time, cost and complexity that may be required to successfully target larger customers; our ability to scale our operations and increase productivity to support our existing and growing customer base; our ability to successfully manage our growth and any future acquisitions of businesses, solutions or technologies; the risk that the anticipated benefits and growth prospects expected from the MortgageCEO and AllRegs acquisition may not be fully realized or may take longer to realize than expected; the timing of future acquisitions of businesses, solutions or technologies and new product launches; the impact of uncertain domestic and worldwide economic conditions, including the resulting effect on residential mortgage volumes; changes in government regulation affecting Ellie Mae Network participants or our business, and potential structural changes in the U.S. residential mortgage industry; the attraction and retention of qualified employees and key personnel; our ability to compete effectively in a highly competitive market and adapt to technological changes; our ability to enhance the features and functionality of our Encompass software and the Ellie Mae Network; our ability to protect our intellectual property, including our proprietary Encompass software; costs associated with defending intellectual property infringement and other claims; our ability to maintain effective internal controls and the risk of natural and man-made catastrophic interruptions to our business. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that arises after the date of this report, or to conform such statements to actual results or changes in our expectations.
In this report, references to “Ellie Mae,” “the Company,” “we,” “our” or “us” refer to Ellie Mae, Inc. together with its subsidiaries, unless the context requires otherwise.
PART I

ITEM 1.	BUSINESS
Our Company
We are a leading provider of innovative on-demand software solutions and services for the residential mortgage industry in the United States. Our end-to-end Encompass mortgage management solution provides one system of record that allows banks, credit unions and mortgage lenders to originate and fund mortgages and improve compliance, loan quality and efficiency. At December 31, 2014, approximately 109,000 mortgage professionals used Encompass for their mortgage management solution.
Our Encompass software is an all-in-one, comprehensive enterprise solution that handles most of the functions involved in running the business of originating mortgages including: customer relationship management; loan processing; underwriting; preparation of mortgage applications, disclosure agreements and closing documents; funding and closing the loan for the borrower; compliance with regulatory and investor requirements and overall enterprise management that provides one system of record for loans. Delivery of our Encompass software in an on-demand Software-as-a-Service, or SaaS, environment provides customers with the added benefits of lower up front implementation costs and reduced need for an infrastructure of servers, storage and network devices. Moreover, SaaS Encompass provides access to the most current version of software, including periodic upgrades and regulatory updates. We also host the Ellie Mae Network, a proprietary electronic platform that allows Encompass users to conduct electronic business transactions with investors and service providers they work with in order to process and fund loans.

For mortgage originators, Encompass is a comprehensive mortgage management system that handles key business and management functions involved in running a mortgage origination business. Mortgage originators use Encompass as a single tool for loan processing, marketing and customer communication and to interact electronically with lenders, investors and service providers over the Ellie Mae Network. We also offer Encompass users a variety of other on-demand software services, including: Encompass Compliance Service, which automatically checks for compliance with federal, state and local regulations throughout the origination process; Encompass Docs Solution, which automatically prepares the disclosure and closing documents necessary to fund a mortgage; Encompass CenterWise, a bundled offering of electronic document management, or EDM, and websites used for customer relationship management; Total Quality Loan, or TQL, which offers a suite of fraud detection, valuation, validation and risk analysis services; tax transcript services which provide income verification capability; services for ordering and managing appraisals; Encompass CRM, a suite of tools for managing contacts, leads and marketing campaigns; Encompass Product and Pricing Service, which allows Encompass users to compare loans offered by different lenders and investors to determine appropriate mortgage programs available to a particular borrower; Encompass Flood Service, which allows Encompass users to order and transfer flood zone certifications; and services under the AllRegs brand, which include research and reference, education, documentation and data and analytics products relating to the mortgage industry.
For the lenders, investors and service providers on the Ellie Mae Network, we provide electronic connectivity that allows them to do business with a significant percentage of the mortgage origination professionals in the United States.
Mortgage originators pay for SaaS Encompass in one of two models: recurring monthly subscription fees or monthly fees based on the number of licensed users and mortgages funded. Our additional services are paid on a subscription or transaction basis. Lenders and service providers participating in the Ellie Mae Network also pay us fees, generally on a per transaction basis, for transactions processed through the Ellie Mae Network from Encompass users.
Under the AllRegs brand, our research and reference products include single and multifamily underwriting & insuring guidelines as well as libraries of federal and state laws and regulations, and we are the exclusive electronic publisher of the Fannie Mae and Freddie Mac Single and Multi-Family Seller/Servicer Guides and The Federal Home Loan Banks’ MPF Program Guidelines. Our educational division, AllRegs Academy, offers courses related to the mortgage industry, including self-paced training, instructor-led online courses, webinars or live classroom training and certified continuing education classes for state licensed mortgage originators. In addition, through the AllRegs brand, we offer documentation and learning management solutions to facilitate our customer’s mortgage lending compliance, as well as data and analytics services relating to investor loan products.
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
Mortgage Industry Overview
Overview of Mortgage Origination Market
Mortgage originators typically advise borrowers, process loan files, collect and verify the property and borrower data upon which lending decisions are based and, in the majority of cases, fund and close the mortgage loan. According to NMLS, which is the sole system of licensure for mortgage companies for 57 state agencies and the sole system of licensure for mortgage originators for 60 state and territorial agencies, there were approximately 516,700 state licensed or federally registered individuals and 26,300 licensed companies or federal institutions engaged in originating residential mortgages across the United States at September 30,

2014.1 Mortgage originators typically fall into one of three categories: mega lenders, other mortgage lenders and mortgage brokerages.

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

Based on estimates provided by the Mortgage Bankers Association, there were $1.1 trillion2, $1.8 trillion, $2.0 trillion, $1.4 trillion and $1.7 trillion3 in loans originated for 1- to 4-family homes during the years ended December 31, 2014, 2013, 2012, 2011 and 2010, respectively.
Based on information provided by Inside Mortgage Finance, 36.4% of mortgages originated nationwide during the nine months ended September 30, 2014 were funded directly through the retail channels of mega lenders and the remaining 63.6% were funded through other wholesale channels, mortgage lenders and brokerages.4 For the years ended 2013 and 2012, this split was 39.0% / 61.0%5 and 43.5% / 56.5%6, respectively.
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

________________

1	NMLS, Mortgage Industry Report (2014 Quarter 3), Released December 12, 2014.
2	Mortgage Bankers Association, MBA Mortgage Finance Forecast as of February 20, 2015. Copyright 2015.
3	Mortgage Bankers Association, MBA Quarterly Origination Estimates as of January 14, 2014. Copyright 2014.
4	Inside Mortgage Finance, November 28, 2014, p.5, Top Retail Originators: 9M2014, Copyright 2014
5	Inside Mortgage Finance, February 28, 2014, p. 5, Top Retail Originators: 12M2013, Copyright 2014.
6	Inside Mortgage Finance, February 22, 2013, p. 5, Top Wholesale/Correspondent Channels: 12M2012, Copyright 2013.

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
Recent Mortgage Industry Trends and Developments
The residential mortgage industry continues to evolve and undergo significant changes. There are five major trends that are currently impacting the residential mortgage industry.
Increased Regulation Affecting Lenders and Investors
Many regulatory reforms have been introduced or proposed in recent years to ensure meaningful disclosures by lenders to borrowers, increased transparency and objectivity of settlement services and greater accountability of lenders and mortgage originators. Many of the significant changes in regulations were issued in 2013 and 2014, including material changes to:

•
Regulation Z of the Truth in Lending Act of 1968, as amended, or TILA, by the Consumer Financial Protection Bureau, or CFPB, with an effective date for applications taken on or after January 10, 2014, in which the CFPB implemented amendments to TILA made by the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, to require that creditors determine a consumer’s ability to repay a mortgage before making a loan and to establish both minimum mortgage underwriting standards and standards for complying with the ability to repay requirement by defining a “qualified mortgage.”

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

•
both Regulation X of RESPA and Regulation Z of TILA, with an effective date for applications taken on or after August 1, 2015, in which the Dodd-Frank Act directs the CFPB to issue proposed rules and forms that combine certain disclosures that consumers receive in connection with applying for and closing on a mortgage loan. In addition to combining the existing disclosure requirements and implementing new requirements in the Dodd-Frank Act, the final rule provides extensive guidance regarding compliance with those requirements.

•
section 15G of the Exchange Act (15. U.S.C. 78o-11), as added by the Dodd-Frank Act, with an effective date one year from publication in the Federal Register, in which the Federal Reserve Board, the SEC, and the Department of Housing and Urban Development implement credit risk retention requirements for asset-backed securities. The final rule generally requires securitizers in both public and private securitization transactions to retain not less than 5% of the credit risk of the assets collateralizing any asset-backed security issuance. The final rule includes a variety of exemptions from these requirements, including an exemption for asset-backed securities that are collateralized exclusively by residential mortgages that qualify as “qualified residential mortgages." The final rule’s definition of "qualified residential mortgage" is the same as the definition of “qualified mortgage” under the CFPB’s ability-to-repay rules.

•
Regulation C to implement amendments to the Home Mortgage Disclosure Act with a comment period ending October 29, 2014, in which the Dodd-Frank Act directs the CFPB to add several new reporting requirements and to clarify several existing requirements. The CFPB is also proposing changes to institutional and transactional coverage under Regulation C.

In addition to the regulatory reforms that have been introduced or proposed, other significant changes in regulations have been implemented since 2008 that are subject to regulatory enforcement, including material changes to Regulation Z of TILA by the Federal Reserve Board to protect consumers in the mortgage market from unfair or abusive lending practices that could arise from certain loan originator compensation practices by prohibiting payments to loan originators based on the terms or conditions of the transaction other than the amount of credit extended.
These regulatory reforms further complicate the process and increase the amount of documentation required to originate and fund residential mortgages.
Increased Quality Standards Imposed by Regulators, Lenders and Investors
Lenders have eliminated many high-risk loan product offerings and significantly tightened underwriting and processing requirements. Similarly, investors seek higher-quality, lower-risk loans in which to invest. Consistent with these tightened standards and expectations, lenders and investors are demanding increased levels of documentation of the data upon which a lending decision will be based, increased use of third-party services to obtain unbiased and independent verification of borrowers’ creditworthiness, greater proof of the adequacy of the collateral securing mortgages and strict compliance with regulatory requirements. This trend further increases the amount of documentation and number of services required to originate and fund residential mortgages. Increased enforcement by federal and state regulators continues to encourage mortgage originators to explore technology solutions that provide adequate controls and policy enforcement to facilitate originating compliant loans.
Greater Focus on Operational Efficiencies
Mortgage originators experienced a $2,263 increase in the average total production cost per loan, from $3,685 in 2009 to $5,948 in 2013.1  During the third quarter of 2014, the average total production cost per loan was $6,7692 and we expect costs to continue to be a significant consideration for mortgage originators due to continued increased regulation and heightened quality standards. As a result, mortgage originators have sought to increase their efficiency and reduce fixed expenses, leading them to explore technology solutions to automate their business processes as well as methods to avoid or reduce expenses that are not tied to revenue generating activities.
Customers Adopting Multi-Channel Strategies
Customers are developing multi-channel strategies beyond a single retail, correspondent or wholesale mortgage lending channel in order to grow their businesses. The requirements of these different channels vary and in order to maintain a single operating system, customers must use a robust system with customizable functionality.

____________

1	Mortgage Bankers Association, Annual Mortgage Bankers Performance Report 2013 Data, Net Loan Production Income and Expense, $ per loan, Copyright May 2014.
2	Mortgage Bankers Association, Independent Mortgage Bankers Profits Drop Slightly Despite Higher Volume in the Third Quarter of 2014, December 4, 2014.

Greater focus by customers and regulators on data security and consumer privacy.
Recent high-profile data security incidents affecting banking institutions and cloud-service software providers have resulted in an increased focus on data security by our customers and our customers’ regulators. We expect the industry focus on data security to continue to increase as companies generate greater amounts of data and as future data security incidents occur.
Our Strategy
Our mission is to be the industry standard platform for residential mortgage origination in the United States. Key elements of our strategy include:
Increase the number of Encompass users.    We continue to focus our marketing and sales efforts and product development to increase the number of mortgage lenders, commercial banks, thrifts and credit unions using Encompass and the available add-on services. Mortgage lenders typically require software with comprehensive functionality to meet their various needs and generally order most of the settlement and other services available on the Ellie Mae Network in the process of funding loans. We continue to grow our sales department as we expect an increased number of mortgage lenders to assess new platform options and replace their legacy systems in response to the increased quality standards and compliance mandates affecting the industry. As we have experienced success in securing and supporting the largest, or enterprise lenders, we will continue to focus on all segments, including the enterprise segment, of the lending industry.
Encompass as Software-as-a-Service (SaaS).    Our strategy is to sell Encompass as an on-demand offering, in contrast to our legacy on-premise license model, for which we will no longer provide software releases or technical support beginning in May 2016. With our Encompass on-demand offering, or SaaS Encompass, the customer does not pay the significant up-front licensing fee associated with our on-premise license software but rather pays a monthly base fee plus additional fees based on the number of loans they fund, or success basis, which we refer to as Success-Based Pricing. We believe the Success-Based Pricing model is particularly attractive in the present residential mortgage origination market as it aligns customers’ payments for our software solutions with their own receipts of revenues. This business model also increases the efficiency of our sales and marketing efforts by allowing us to sell multiple products and services, including our SaaS version of Encompass, Encompass CenterWise, Encompass Docs Solution, Encompass Compliance Service and Encompass Product and Pricing Service, to our mortgage lender customers in a single sales effort.
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
Expand the use of settlement services on the Ellie Mae Network.    The Ellie Mae Network provides mortgage originators electronic access to many of the investors and mega lenders, and most of the service providers, that they need to interact with in order to process and fund loans. During 2014 and 2013, Encompass users employed the Ellie Mae Network to process on average approximately six transactions per loan file. These transactions included electronic ordering of credit reports and accessing the automatic underwriting systems of Fannie Mae and Freddie Mac. Electronic interaction over the Ellie Mae Network is less frequent with other service providers, such as appraisers and title and flood reporting companies. We believe this usage is lower in part because customers believe that the electronic solutions provided by settlement service entities do not offer electronic solutions superior to traditional processes. We intend to encourage providers of settlement services, such as title reports and appraisals, to deliver these services electronically through the Ellie Mae Network as such solutions improve over traditional processes.
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
Acquisitions.    Our industry is highly fragmented, and we believe there are strategic opportunities available to acquire competing software companies or software providers that offer related mortgage origination functionality that will complement and increase the attractiveness of our solutions. For example, in October 2014, we acquired substantially all the assets of Mortgage

Resource Center, Inc., dba AllRegs, a provider of research and reference, education, documentation and data and analytics products relating to the mortgage industry. The assets that we acquired from AllRegs will allow us to strengthen our products through product integration and introduce new products related to training, compliance management systems and loan product eligibility. Additionally, in January 2014, we acquired substantially all the assets of ARG Interactive, LLC (dba MortgageCEO), or MortgageCEO, a SaaS company specializing in customer relationship management and marketing solutions for the residential mortgage industry.
Investment in our Business.    We are investing aggressively in initiatives that we believe will help us continue to grow our business, improve our products and services and strengthen our competitive advantage while bringing sustainable, long-term value to our customers. During 2014, we increased our investments in our sales and client services capabilities,  research and development and technology infrastructure to support our user additions and overall business growth. These investments include expanding our talent across the organization by hiring additional personnel. To support customers and further differentiate ourselves, we currently anticipate that throughout 2015 we will continue to increase our investment in key areas such as research and development, enterprise sales, services, technical support, security and data center infrastructure. We currently anticipate that this investment will include development of our next generation Encompass platform, which will be incrementally introduced over the coming quarters and throughout 2016. We expect the costs associated with these investments to increase our cost of revenues and operating expenses as a percentage of our revenues in 2015.
Products and Services
Encompass
Encompass is our proprietary, comprehensive mortgage management software solution that combines loan origination and enterprise management software for mortgage originators into an all-in-one system, and also provides seamless access to the investors, lenders and service providers on the Ellie Mae Network. Encompass helps users structure and streamline their mortgage origination process and facilitates collaboration among internal departments of a mortgage origination company. It supports efficiency in gathering, reviewing and verifying mortgage related data and in producing accurate documentation. It also enables enforcement of rules and business practices designed to ensure loan quality, adherence to processing standards and regulatory compliance.
Encompass provides the following features and benefits:

Feature	Benefits
Customer Acquisition and Relationship Management	•	Sales and marketing tools to help acquire and grow new business and pre-qualify prospective borrowers, while also allowing users to manage contacts, leads and marketing campaigns.
	•	Integration to custom branded websites to help attract new borrowers and create new loans through an online application that flows directly into the Encompass loan pipeline.
•
Integration to a self-service portal where borrowers can research and apply for a loan online. Automatic lead follow-up and customer retention through campaign management capabilities that allow design and execution of multi-step marketing campaigns.

	•	Pre-qualification tools to start loan applications, access integrated pricing engines and easily find appropriate loan products and prices for a borrower.
	•	Automatic status updates posted to a branded website to keep customers and their real estate and other designated agents informed throughout the loan process.
	•	Tools used to track the effectiveness of marketing and relationship building activities.

Processing	•	Configurable pipeline, forms and workflow enable faster loan processing, reduced errors and more efficient business operations.
	•	Support for multiple business channels using configurable workflows.
	•	“Alert” management allows focus on urgent and relevant issues.
	•	Collaboration tools keep stakeholders informed and reduce need to manually notify other employees, partners and borrowers.
	•	Seamless access to EDM simplifies document handling and increases data security.

Feature	Benefits
Risk Management and Business Reporting	•	Centralization of all business data and electronic images.
	•	Built-in rules and safeguards to set and enforce business practices.
	•	Management dashboards highlighting key performance indicators.
	•	Predefined reports provide out-of-the-box intelligence and can be modified with a custom report writer.

Connectivity, Personalization and Integration	•	Seamless and secure connections to thousands of service providers and investors on the Ellie Mae Network.
	•	Workflow management to define customer-specific business processes.
	•	User-defined experience through a personalized homepage.
	•	Integration with third-party applications through a software development kit to leverage existing technology investments.

Underwriting	•	Ability to collaborate with all origination team members and respond effectively to underwriting requests and track underwriting conditions.
	•	Ability to communicate loan conditions, request and receive mortgage documents and track conditions and documents in a single system.
	•	Access to electronic copies of borrower documents within the loan file and compare them with actual loan data to reduce risk of data inconsistencies.

Secondary Marketing and Trade Management	•	Ability to manage lock requests and accurately track buy-side and sell-side pricing.
	•	Ability to allocate loans that qualify for trades, track progress and capture key trade details.
	•	Ability to receive deadline-notification alerts to help avoid late-delivery fees.

Closing and Funding	•	Ability to enter closing data, perform audits and order closing documents all within a single loan file.
	•	Automatic population of closing data on funding worksheets, helping to reduce errors and enable faster funding.

Post-Closing, Shipping and Delivery	•	Comprehensive tracking, fulfillment and shipping of loan package.
	•	Tools to manage interim servicing before selling loans to investors.

Advanced Customization and Business Rule Management	•	Enterprise-level functionality for higher level security, more granular control of processes and flexible customization of the software.
	•	Comprehensive control over workflow, business rules, processes and user groups.
Mortgage originators subscribe to SaaS Encompass, an on-demand solution that we host and which the customer accesses through the Internet. Mortgage originators using SaaS Encompass pay monthly per-user subscription fees or fees based on their monthly loan volume, either separately or as a bundled package, subject to monthly base fees. This Success-Based Pricing model also includes our Encompass Docs Solution and Encompass Compliance Service. Historically, we offered an on-premise version of Encompass. However, effective May 1, 2016, we will no longer provide software releases or technical support for the on-premise version of Encompass.
Encompass Solutions and Services
Solutions offered within our on-demand platform include the Ellie Mae Total Quality Loan Program, Encompass CenterWise, Encompass TPO WebCenter, Encompass Docs Solution, Encompass Compliance Service, Encompass Product and Pricing Service, Encompass 4506-T Service, Encompass Appraisal Service, Encompass Flood Service and Encompass CRM. We launched a new product in July 2014, Encompass Consumer Direct.

Ellie Mae Total Quality Loan Program: The Ellie Mae Total Quality Loan Program, or TQL, is a centralized platform of services within Encompass that facilitates improved consistency, efficiency and loan quality. TQL enables the ordering of multiple necessary services, such as compliance, income verification, fraud checks, collateral risk, and flood certification, from one tool. If selling mortgages to investors, TQL also aligns the ordered services with those required by the specific investor to help expedite the sales process for both lender and investor.
Encompass CenterWise: Encompass CenterWise is a bundled offering of Encompass WebCenter and Encompass Electronic Document Management (EDM).
Encompass WebCenter. Encompass WebCenter provides the ability to create and customize professional websites for lender headquarters, branches and/or loan officers. Encompass WebCenter helps facilitate the interaction of Encompass users with borrowers, allowing prospective borrowers to initiate loan applications online. If an application is initiated online, it is fed into the loan originator’s Encompass loan processing pipeline. Encompass WebCenter provides borrowers and their real estate agents real-time 24/7 loan status updates.
Encompass Electronic Document Management. Encompass EDM gives Encompass users the ability to go paperless and receive, store, manage documents, as well as deliver any documents electronically and securely to borrowers, real estate agents, lenders and settlement service providers. Encompass EDM creates virtual loan folders, or eFolders, containing all documents involved in the loan process including those generated by the Encompass software, documents received electronically and paper documents that are digitized using facsimile, document recognition and scanner technology. Encompass EDM gives borrowers the option to eSign or wet sign disclosures. Once a loan is funded, Ellie Mae servers retain the virtual loan folder for long-term storage and compliance.
Encompass TPO WebCenter: Encompass TPO WebCenter is a web-based extension of Encompass that enables loan level interaction between a third-party originator, or TPO, and a lender. Encompass TPO WebCenter provides a secure, synchronized web-based environment for the TPO to upload loan files and supporting documentation directly to the Encompass software used by the lender. As the lender confirms locks, changes milestones and adds conditions, the TPO sees what is happening in real-time through the Encompass TPO WebCenter, eliminating back and forth emails and faxes.
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
Encompass Compliance Service: Encompass Compliance Service analyzes mortgage loan data for compliance with consumer protection laws and institutionally mandated compliance policies. Encompass Compliance Service can automatically run loan file checks multiple times during processing, underwriting, closing or funding a loan to check against a comprehensive set of federal and state laws and regulations. Quick results analysis and review capabilities help identify compliance problems or data that need correcting. Encompass Compliance Service is integrated with Encompass but can be used with other loan origination software as well.
Encompass Product and Pricing Service: Encompass Product and Pricing Service allows Encompass users to automatically compare qualified loan products with current pricing and easily pinpoint the best program for a borrower. Seamless two-way workflow sends information directly from the loan file to the product and pricing engine and adjustment information directly back into Encompass, incorporating loan officer compensation compliance rules into loan pricing.
Encompass 4506-T Service: Encompass 4506-T Service, which we license from a third party, is an integrated income verification solution that allows users to electronically order tax return data from the Internal Revenue Service, quickly receive reports back, and compare and validate the income stated on the loan application with the borrower’s actual tax returns.
Encompass Appraisal Service: Encompass Appraisal Service, which we license from a third party, enables Encompass users to seamlessly order, track and retrieve appraisal reports from within Encompass. Users can manage their own panel of independent appraisers or work with one of Ellie Mae’s integrated appraisal management companies.
Encompass Flood Service: Encompass Flood Service, which we license from a third party, allows Encompass users to order and transfer basic and life-of-loan flood zone determination electronically. Documentation and data are stored automatically for review and investor delivery.

Encompass CRM: Encompass CRM, which we acquired in connection with the MortgageCEO acquisition, includes a suite of sales and marketing tools that allows users to manage contacts, leads and marketing campaigns within Encompass. It also provides reporting and controls for marketing and sales efforts. We plan to introduce functionality and expand the capabilities of Encompass CRM over time.
Encompass Consumer Direct: Encompass Consumer Direct, which was first made available to SaaS Encompass users in July 2014, is a storefront for mortgage originators, providing a self-service model for borrowers. Prospective borrowers will have around the clock access to individualized rates, be able to request more information or be able to complete a guided, interactive mortgage application. Lenders receive fully complete, quality mortgage applications directly in Encompass with a high likelihood of closing. Encompass Consumer Direct keeps borrowers informed throughout the loan process of the loan status, and provides a secure portal for sending and receiving documentation.
The Ellie Mae Network

A key component of our SaaS version of Encompass is the Ellie Mae Network, which enables mortgage originators to choose from, and connect to, a broad array of investors, mega lenders and third-party service providers essential to the processing and funding of loans. Key functions of the Ellie Mae Network include the following:

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

Type	Description
Credit Report	A report verifying a loan applicant’s credit standing to statistically predict the likelihood of the applicant repaying future debts.

Product Eligibility and Pricing Engine	A service that allows a mortgage originator to compare loans offered by different lenders and investors to determine the best product and price available to a particular borrower.

Automated Underwriting	A service provided by Fannie Mae and Freddie Mac that analyzes and determines whether a loan meets their acquisition requirements.

Data Transmission to and from Lenders and Investors	Mortgage originators transmit data for loan underwriting, pricing and registration prior to delivery of the loan package to the lender.

Appraisal Report	An estimate of the value of the property securing the mortgage conducted by a licensed appraiser and used by the lender to determine whether the loan is adequately collateralized.

Title Report; Insurance
A report ordered on the property to examine public records to ensure that no one except the seller or borrower has a valid claim on the property and to disclose past and current facts regarding ownership of and liens on the property; title insurance protects the insured against any loss caused by defect of title to the property.

Flood Certification	A report that determines whether the property is located in a flood hazard area based on federal flood regulations and whether the lender or investor will require flood insurance on the property.

Compliance Review	A service that reviews a loan file to confirm whether a loan complies with federal, state and local regulations.

Fraud Detection	A service that searches through a number of data fields on a loan application, identifies inaccurate or inconsistent data or suspicious circumstances and delivers a fraud filter score report.

Document Preparation	A service that automates the process of preparing the legal documents required for closing a loan.

Mortgage Insurance	Insurance that protects mortgage lenders against loss in the event of default by the borrower, which can allow lenders to originate loans with lower down payments.

Income, Identity and Employment Verifications
Services that automate the verification of each of a borrower’s income, identity and employment through a variety of sources, including the Internal Revenue Service, Social Security Administration and other third parties.

AllRegs
Our AllRegs product line is classified into four categories as follows.
AllRegs Academy: Through AllRegs Academy, we offer courses related to the mortgage industry.  Customers can choose from a variety of delivery options, including self-paced training, instructor-led online courses, webinars, or live classroom training. Our courses allow our customers to meet continuing education requirements for state-licensed mortgage loan originators, as well as certification programs for mortgage industry professionals.
AllRegs Professional Services: We offer standard and custom documentation services that allow our customers to manage internal mortgage lending compliance. We also manage our customers’ document and guideline publishing with private label branding and provide custom training and learning management solutions.
Data & Analytics: We track and make available information regarding investor loan products from many different mortgage investors. Our product AllRegs Market Clarity® enables mortgage originators to search across these numerous loan products, allowing them to select appropriate loan programs for their borrowers.
Research & Reference: We offer access to a comprehensive online database consisting of thousands of government and conventional lending guidelines and forms, as well as federal and state laws and regulations. We also provide access to federal disclosures and forms and state compliance resources including pending legislation and email updates and we are the exclusive electronic publisher of the Fannie Mae and Freddie Mac Single and Multi-Family Seller/Servicer Guides and the Federal Home Loan Banks’ MPF Program Guidelines.

Sales, Marketing and Customer Support
Our sales force consists of four distinct teams who are deployed across the country in Sales Development, New Account Acquisition, Solution Engineering and Account Management. These teams manage our customer accounts and focus on continuing to expand the customer base. They encourage adoption of the Ellie Mae Network, manage new product introductions and cross sell solutions added to our portfolio as a result of acquisitions.
To build brand awareness and generate sales leads, we conduct direct marketing campaigns, web-based workshops, public relations campaigns and media advertising. We attend and sponsor many mortgage and banking industry conferences and host our own user summit to strengthen our brand and broaden the business within our customer base.
Our implementation and support teams promote best practices-based implementations to allow customers to support their preferred work flows and integrate with other critical systems while improving productivity and ensuring that they remain compliant. Our support and training teams offer live and online technical support and product training. Our product training catalog includes a variety of training programs including product certification programs, in-field custom seminars for larger groups of customers, live or recorded on-line webinars to assist customers in conducting a mortgage business in general and in using our products in particular, and in-product and training videos to allow training on demand.
Technology
Our technology infrastructure supports all of our on-demand products and services.
Data Centers and Network Access
Our primary data centers are hosted by a leading SOC 1/SSAE-16 Type II certified provider of hosting services in Santa Clara, California and Chicago, Illinois. All applications provided by Ellie Mae will run actively in either of these two sites at any time. During 2012, we performed a complete refresh of our data centers and infrastructure to increase reliability, meet future scalability needs and support the product roadmap going forward. This effort significantly increased overall systems capacity while adopting industry standard certified design which is independently audited for security and scalability. We continued to add servers and storage capacity during 2013 and 2014 and we have significant updates planned for both data centers during 2015.
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
Network Security
All sensitive data transmitted over public networks is encrypted using industry standard encryption protocols in order to protect sensitive data against third-party disclosure in transit.  Servers and network components are secured with access control mechanisms and protected by hardened industry standard firewalls, virus protection and intrusion prevention/detection systems. Security services are monitored and updated in order to address emerging vulnerabilities. Even with our robust security monitoring and detection systems, we cannot guarantee that our security measures will prevent security breaches and we may need to expend significant resources to protect against and remedy any potential security breaches and their consequences. New threats and vulnerabilities are identified frequently and there are often time lags before our vendors deploy mitigations.
Research and Development
We devote substantial resources to enhance the features and functionality of our offerings as well as developing new products and services. We are developing the next generation Encompass platform, mobile applications and other products, and we are investing in the Encompass CRM and Encompass Consumer Direct solutions. In 2015, we currently anticipate that a portion of our research and development expenditures will be targeted towards preparation for TILA-RESPA Integrated Disclosure rule changes which take effect in August 2015.
Our research and development expenses totaled $28.2 million, $24.7 million and $18.1 million in 2014, 2013 and 2012, respectively.

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
We are committed to developing and protecting our intellectual property and, where appropriate, file patent applications to protect our technology. We currently hold nine United States, or U.S., patents, with five patent applications pending. The term of any issued patent in the United States is generally 20 years from its filing date and if our applications are pending for a long time period, we may have a correspondingly shorter term for any patent that may issue. U.S. Patent Nos. 8,364,579 and 7,444,302, which apply to the Internet or cloud-based transaction platforms that connect our customers to lenders, vendors and Government Sponsored Enterprises in the Ellie Mae Network within the Encompass Loan Origination System, expire in 2024 and 2025, respectively. U.S. Patent Nos. 8,126,920, and 8,762,357, which apply to the enterprise security management system of the Encompass Loan Origination System, expire in 2029 and 2024, respectively. U.S. Patent Nos. 7,472,089 and 8,117,117, which apply to web integration of Loan Origination Software interfaces used in lender and vendor connections in the Ellie Mae Network, both expire in 2024. U.S. Patent No. 8,600,798, which applies to the loan screening in the Ellie Mae Network, expires in 2030. U.S. Patent Nos. 7,412,417 and 7,752,124, which apply to the Mavent rule-based validation engine and its automation used in our Encompass Compliance Service, both expire in 2020. Our present and future patents may provide only limited protection for our technology and may not be sufficient to provide competitive advantages to us. Furthermore, we cannot guarantee any patents will be issued as a result of our patent applications.
We hold a number of registered and unregistered trademarks, service names and domain names that are used in our business in the United States.
Competition
The mortgage origination software market is highly competitive. There are many software providers catering to mortgage brokerages and mortgage lenders. Our current principal software competitors include: Byte Software Inc., a subsidiary of CBCInnovis; Calyx Technology, Inc.; DH Corporation; Mortgage Builder Software, Inc., a subsidiary of Altisource Portfolio Solutions SA; Black Knight Financial Services, LLC, a subsidiary of Fidelity National Financial, Inc.; Mortgage Cadence LLC, a subsidiary of Accenture PLC; and Wipro Gallagher Solutions, which is owned by Wipro, Ltd. Some of these software providers, including Calyx Technology, Inc., also provide connectivity between their software users and lenders and service providers.

Competition with Software Providers
We compete against software providers based on our ability to provide:

•
a comprehensive software solution that provides all business-critical functions including customer acquisition, loan processing, task management, communication with borrowers and other mortgage origination participants, reporting, regulatory compliance and general enterprise management;

•	solutions that create efficiencies in gathering, reviewing and verifying mortgage-related data and producing accurate documentation;

•	on-demand solutions that reduce the need for IT infrastructure and overhead while providing the ability to update capabilities and adopt new regulations in a timely manner;

•	customizable business rules to automate processes, promote accountability and enforce business practices that help assure loan quality and regulatory compliance;

•
a database architecture designed to reduce data errors and facilitate collaboration among departments within a mortgage origination company and comprehensive monitoring of the business of the entire enterprise;

•	attractive pricing options, such as our Success-Based Pricing model, allowing customers to time payments to cash flow;

•	an integrated network to submit loan files electronically and securely to lenders and electronically order all of the services necessary to originate a loan; and

•	security, reliability and data security.

Competition with Service Providers
We only offer our other Encompass software services to Encompass users. There are many other service providers that also offer our Encompass users competing software services, including:
Borrower-facing Websites. We compete against providers of borrower-facing websites for mortgage originators, including: a la mode, inc.; DH Corporation and Mortgage Internet Technologies, Inc. (dba vLender.Com).
Document Preparation Services. We compete against document preparation service providers, including: DigitalDocs, Inc.; DocMagic Inc.; LenderLive Network, Inc.; MRG Document Technologies; Mortgage Banking Systems, Inc.; and Wolters Kluwer Financial Services, Inc.
Compliance Services. We compete against compliance software service providers, including: Interthinx, Inc., a subsidiary of First American Financial Corporation; LogicEase Solutions Inc., an investee of Corelogic, and Wolters Kluwer Financial Services, Inc.
Product and Pricing Services. We compete against product and pricing service providers, including: Insight Lending Solutions, Inc.; Mortech, Inc., a Zillow business; LoanLogics formerly NYLX, Inc. and Optimal Blue, LLC.
Electronic Document Management. We compete against EDM providers, including: Encomia LP; SigniaDocs, Inc.; VirPack Corporation and Xerox Mortgage Services, Inc.
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
Lenders and service providers, including those who participate on the Ellie Mae Network, can and do connect with mortgage originators that are not Encompass users in a variety of ways, including through other networks between mortgage originators and lenders and service providers such as Black Knight Financial Services, LLC, a subsidiary of Fidelity National Financial, Inc.
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
Government Regulation
The U.S. mortgage industry is heavily regulated. Mortgage originators, lenders, investors and service providers with which we do business are subject to federal, state and local laws that regulate and restrict the manner in which they operate in the residential mortgage industry, including Regulation X of RESPA, Regulation Z of TILA, the Mortgage Disclosure Improvement Act, and the Secure and Fair Enforcement for Mortgage Licensing Act of 2008, as amended. In addition, the passage of the Dodd-Frank Act has increased, and will continue to increase, regulation of the mortgage industry, including: generally prohibiting lenders from making residential mortgage loans unless a good faith determination is made of a borrower’s creditworthiness based on verified and documented information; requiring the CFPB to enact regulations to help assure that consumers are provided with timely and understandable information about residential mortgage loans that protect them against unfair, deceptive and abusive practices; and requiring federal regulators to establish minimum national underwriting guidelines for residential mortgages that lenders will be allowed to securitize and sell to third-party investors without retaining any of the loans’ default risk. Although we are not directly subject to these laws and regulations, changes to these laws and regulations could broaden the scope of parties or activities subject to regulation and require us to comply with their restrictions, and new products and services developed by us may be subject to, or have to reflect, these laws or regulations.
In addition, we are subject to general business laws and regulations, regulations governing federal contractors and laws and regulations specifically governing the Internet, such as those covering taxation, tariffs, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, broadband residential Internet access and the characteristics and quality of services.
Employees
At December 31, 2014, we had 640 full-time employees, including 110 in sales and marketing, 453 in research and development and technology and 77 in general and administrative functions. None of our employees are covered by a collective bargaining agreement.
Facilities
Our corporate headquarters are located in Pleasanton, California, in two facilities totaling 54,000 square feet, under subleases expiring in April 2015. We also have field-based staff operating in several areas around the country, primarily based in Irvine, California; Calabasas, California; San Diego, California; Eagan, Minnesota; Omaha, Nebraska; and Parsippany, New Jersey. In July 2014, we entered into a lease agreement for 105,000 square feet of office space in Pleasanton, California that will serve as our future corporate headquarters. The term of the lease commences on April 1, 2015 and has an initial term of 117 months ending December 31, 2024.

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
In addition, our two primary data centers, located in Santa Clara, California and Chicago, Illinois, are hosted by a third-party service provider over which we maintain regular oversight but have little direct control. We depend on this third-party service provider to provide continuous and uninterrupted access to the Ellie Mae Network and SaaS Encompass. If for any reason our relationship with this third party were to end unexpectedly, it could require a significant amount of time to transition the hosting of our data centers to a new third-party service provider. We are also subject to interruptions beyond our and our third-party service provider’s control, such as disruptions or congestion in the portions of the Internet linking us to our customers. Since we are dependent on third parties for the implementation and maintenance of certain aspects of our systems and because some of the causes of system interruptions may be outside of our control, we may not be able to remedy such interruptions in a timely manner.
Our future performance will be highly dependent on our ability to continue to attract SaaS Encompass customers and grow revenues from new on-demand services.
To maintain or increase our revenues, we must increase the number of users of our software and the percentage of our software users who choose our on-demand SaaS Encompass offering, from which we generate greater revenues than from our on-premise license offering for which we will no longer provide software releases or technical support beginning in May 2016. We cannot guarantee our on-demand SaaS strategy, including our Success-Based Pricing model, will continue to be successful. If we are unable to increase the number of SaaS Encompass customers, our business may be materially adversely affected.
Our success will depend, to a large extent, on the willingness of mortgage lenders to continue to accept the SaaS model for delivering software applications that they view as critical to the success of their business. Our success will substantially depend on our ability to convince enterprises using on-premise enterprise software solutions to invest significant personnel and financial resources to migrate to our SaaS offering. It is difficult to predict customer adoption rates and demand for our services, the future growth rate and size of the SaaS market or the entry of competitive applications. The growth of the SaaS market depends on a number of factors, including the cost, performance and perceived value associated with SaaS offerings, as well as the ability of SaaS companies to address security and privacy concerns. If other SaaS providers experience security incidents, loss of customer data, disruptions in delivery or other problems, the market for SaaS applications as a whole, including our own products and services, may be negatively affected. If there is a reduction in demand for SaaS caused by technological challenges, weakening economic conditions, security or privacy concerns, competing technologies and products, decreases in corporate spending or otherwise, it could result in decreased revenues and our business could be adversely affected.
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
Certain confidential information relating to our Encompass users, our Ellie Mae Network participants and their respective customers resides on our third-party hosted data center servers and is transmitted over our network. We rely on encryption as well as authentication technology licensed from third parties to effect secure transmission of confidential information over public networks, including personal information and credit card numbers. These security measures may be breached as a result of third-party action, including intentional misconduct by computer hackers, service provider error, malfeasance or otherwise. Customer data or our confidential information may be lost as a result of employee error or malfeasance. Our servers may also be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems, which could result in someone obtaining unauthorized access to our customers’ data or our data, including our intellectual property and other confidential business information, or our IT systems. Because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. The possession and use of personal information in conducting our business subject us to legislative and regulatory burdens that may require notification to customers in the event of a security breach, restrict our use of personal information and hinder our ability to acquire new customers or market to existing customers.

We cannot guarantee that our security measures will prevent security breaches. Any such compromise of our security could damage our reputation and brand and expose us to a risk of loss or litigation or regulatory actions and potential liability, which would substantially harm our business and operating results. We may need to expend significant resources to protect against and remedy any potential security breaches and their consequences.
We cannot accurately predict subscription renewal or upgrade rates and the impact these rates may have on our future revenues and operating results.
Our customers have no obligation to renew their subscriptions for our service after the expiration of their initial subscription period, which ranges from one to five years. They may also choose to renew their subscriptions at lower levels. In addition, in the first year of a subscription, customers often purchase a higher level of professional services than they do in renewal years. As a result, our ability to grow is dependent in part on customers purchasing additional subscriptions and services after the initial subscription term. We cannot accurately predict renewal rates given our varied customer base and the number of multi-year subscription contracts. Our customers’ renewal rates may decline or fluctuate because of several factors, including their satisfaction or dissatisfaction with our services, the prices of our services, the prices of services offered by our competitors or reductions in our customers’ spending levels due to the macroeconomic environment or other factors. If our customers do not renew their subscriptions for our services, renew on less favorable terms or do not purchase additional subscriptions or services, our revenues may grow more slowly than expected or decline and our profitability and gross margin percentage may be harmed.
Mortgage lending volume was significantly lower in 2014 than in 2013, and may decrease further in 2015 and future years, which would materially adversely affect our business.
Mortgage lending volume was significantly lower in 2014 than in 2013, and may decrease further in 2015 and future years. Factors that adversely impact mortgage lending volumes include increasing mortgage interest rates, reduced consumer and investor demand for mortgages, more stringent underwriting guidelines, decreased liquidity in the secondary mortgage market, high levels of unemployment, high levels of consumer debt, lower consumer confidence, changes in tax and other regulatory policies, the number of existing mortgages eligible for refinancing and other macroeconomic factors.
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
A significant decline in mortgage origination volume, such as the significant drop in mortgage volume that occurred in 2014, could also negatively impact our customers, resulting in a reduction of their Encompass users, consolidation with other lenders or cessation of operations. If any of these occurs, it could materially adversely affect our business.
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
Our revenues and operating results have in the past varied and could in the future vary significantly from quarter-to-quarter and year-to-year because of a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be indicative of future operating results. In addition to other risk factors discussed in this section, factors that may contribute to the variability of our quarterly and annual results include:

•	the number of Encompass users;

•	the volume of mortgages originated by Encompass users, especially users on our Success-Based Pricing model;

•	transaction volume on the Ellie Mae Network;

•	fluctuations in mortgage lending volume;

•	the relative mix of purchase and refinance volume handled by Encompass users;

•	the level of demand for our services;

•	the timing of the introduction and acceptance of Ellie Mae Network offerings and new on-demand services;

•	any write-downs in the value of our property and equipment or intangible assets as a result of our investment or acquisition activities;

•	costs associated with defending intellectual property infringement and other claims; and

•	changes in government regulation affecting Ellie Mae Network participants or our business.
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
Our business strategy will place significant demands on our management and our infrastructure and will require significant expenditures and resources.
Our strategy of growing our business has placed and may continue to place significant demands on our management and our administrative, operational and financial infrastructure. As our operations grow in size, scope and complexity, we will need to improve and upgrade our systems and infrastructure, including our data centers and financial reporting systems. These upgrades and improvements are necessary in order to offer an increasing number of customers enhanced solutions, features and functionality and to ensure continued adequate controls over financial reporting.
In addition, the expansion of our systems and infrastructure and improvements to our products will require us to commit substantial financial, operational and technical resources in advance of any anticipated increase in the volume of business, with no assurance that the volume of business or our revenues will actually increase. For example, during 2015, we currently anticipate that we will increase our investment in research and development, enterprise sales, services, technical support, security and our data center infrastructure, including in connection with the development of our next generation Encompass platform. Continued growth could also strain our ability to maintain reliable service levels for our customers, develop and improve our operational, financial and management controls, enhance our reporting systems and procedures and recruit, train and retain highly skilled personnel.

Managing our growth will require significant expenditures and allocation of valuable management resources. We have been aggressively hiring talent in all areas of our business, which has significantly increased our expenses. If we fail to achieve the necessary level of efficiency in our organization as it grows, our business would be harmed. We periodically upgrade and/or replace various software systems to support our growth, including our new enterprise resource planning, or ERP, system. Unanticipated problems impacting the implementation of these systems could significantly increase the expenditures and resources allocated to them, divert the attention of management and harm our business. If the implementations of new applications are delayed, or if we encounter unforeseen problem with our new systems or in migrating away from our existing applications and systems, our operations and our ability to manage our business could be negatively impacted.
Integrating future acquisitions could disrupt our business, harm our financial condition and operating results or dilute or adversely affect the price of our common stock.
Our success will depend in part on our ability to expand our solutions and services and to grow our business in response to changing technologies, customer demands and competitive pressures. In some circumstances, we may pursue growth through the acquisition of complementary businesses, solutions or technologies rather than through internal development. For example, in October 1, 2014, we acquired substantially all the assets of Mortgage Resource Center, Inc., dba AllRegs, a provider of research and reference, education, documentation and data and analytics products relating to the mortgage industry. In January 2014, we acquired substantially all the assets of ARG Interactive, LLC (dba MortgageCEO), a SaaS company specializing in customer relationship management and marketing solutions for the residential mortgage industry.
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
For example, during the fourth quarter of 2014, we recorded a non-cash impairment charge to intangible assets acquired from MortgageCEO.
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
Changes to existing laws or regulations or adoption of new laws or regulations relating to the residential mortgage industry could require us to incur significant costs to update our products and services. Our Encompass Compliance Service analyzes mortgage loan data for compliance with consumer protection laws and institutionally mandated compliance policies and must continually be updated to incorporate changes to such laws and policies. The Dodd-Frank Act has caused and will continue to cause us to make similar updates to Encompass, Encompass Product and Pricing Service, Encompass Docs Solution, TQL and the Ellie Mae Network to address, among other things, regulations that protect consumers against unfair, deceptive and abusive practices by lenders. For example, additional tools and product updates were recently required to address the Ability-to-Repay, or ATR, / Qualified Mortgage, or QM, and Federal and State High Cost rules that became effective in January 2014. In addition, we will be updating certain of our products to comply with the TILA-RESPA Integrated Disclosure rule changes that take effect in August 2015. These additions and updates have caused us to incur significant expense, and future updates will likely similarly cause us to incur significant expense. In addition, if our products and services fail to address relevant laws and regulations, we could be subject to claims by our customers that we have breached the warranty provisions in our customer contracts. Such claims could result in substantial costs and we could incur judgments or enter into settlements of claims that could have a material adverse effect on our business.
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
The mortgage origination software market is highly competitive. There are many software providers, such as: Byte Software Inc., a subsidiary of CBCInnovis; Calyx Technology, Inc.; DH Corporation; Mortgage Builder Software, Inc., a subsidiary of Altisource Portfolio Solutions SA; Mortgage Cadence LLC, a subsidiary of Accenture PLC; and Wipro Gallagher Solutions, which is owned by Wipro, Ltd., that compete with us by offering loan origination software to mortgage originators. Some software providers, including Calyx Technology, Inc., also provide connectivity between their software users and lenders and service providers. Other connectivity alternatives are provided by services such as Black Knight Financial Services, LLC, a subsidiary of Fidelity National Financial, Inc., which aggregate service providers to make available such services to mortgage lenders. We also compete with compliance and document preparation service providers that are more established than us. There is vigorous competition among providers of these services and we may not succeed in convincing potential customers using other services to switch to ours. Many service providers connect directly to mortgage originators without using any loan origination software. In addition, some of our competitors are consolidating which facilitates greater cross-selling of services, which could weaken our ability to differentiate our offering in the market. Some of our competitors also offer services on a per closed loan basis, which could adversely impact the effectiveness of our Success-Based Pricing strategy for increasing the number of SaaS Encompass customers. If we are unsuccessful in competing effectively by providing attractive functionality, customer service or value, we could lose existing Encompass users to our competitors and our ability to attract new Encompass users could be harmed.
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
Some of our actual and potential competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we do and, as a result, these companies may be able to respond more quickly to changes in regulations, new technologies or customer demands, or devote greater resources to the development, promotion and sale of their software and services than we can. In addition, we may face increased competition as a result of continuing industry consolidation, such as: Altisource Portfolio Solutions SA’s acquisition of Mortgage Builder Software, Inc. in July 2014; Accenture PLC’s acquisition of Mortgage Cadence LLC in August 2013; DH Corporation’s acquisitions of Harland Financial Solutions in August 2013, Mortgagebot LLC in April 2011 and Avista Solutions, Inc. in May 2012; Optimal Blue, Inc.’s acquisition of LoanSifter, Inc. in December 2013 and Fidelity National Financial, Inc.’s acquisition of Lender Processing Services, Inc. in January 2014. We expect the mortgage origination market to continue to attract new competitors and there can be no assurance that we will be able to compete successfully against current or future competitors or that competitive pressures we face will not materially adversely affect our business.
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
We have registered “Ellie Mae,” “Encompass” and “AllRegs” and certain of our other trademarks as trademarks in the United States. Competitors may adopt service names similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the terms Ellie Mae, Encompass or our other trademarks.
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
We do not collect state and local sales and use taxes on all sales in all jurisdictions in which our customers are located, based on our belief that such taxes are not applicable. Sales and use tax laws and rates vary by jurisdiction and such laws are subject to interpretation. Jurisdictions in which we do not collect sales and use taxes may assert that such taxes are applicable, which could result in the assessment of such taxes, interest and penalties, and we could be required to collect such taxes in the future. This additional sales and use tax liability could adversely affect the results of our operations.

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
Our board of directors previously approved a stock repurchase program under which we are authorized to repurchase up to $75.0 million of our common stock over a 36-month period, all of which remains available as of December 31, 2014. Such stock repurchases may be limited, suspended, or terminated at any time without prior notice. There can be no assurance that we will repurchase additional shares of our common stock under our stock repurchase program or that any future repurchases will have a positive impact on the trading price of our common stock or earnings per share. Important factors that could cause us to limit, suspend or terminate our stock repurchase program include, among others, unfavorable market conditions, the trading price of our common stock, the nature of other investment or strategic opportunities presented to us from time to time, the rate of dilution of our equity compensation programs, the availability of adequate funds, and our ability to make appropriate, timely, and beneficial decisions as to when, how, and whether to purchase shares under the stock repurchase program. If we limit, suspend or terminate our stock repurchase program, our stock price may be negatively affected.
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
The following table sets forth the location and approximate square footage of each of our principal properties. All properties are leased under operating leases that expire at various times through 2019.

Location	Primary Use	Approximate Square Footage
Pleasanton, CA	Headquarters	54,000

San Diego, CA	Branch office	4,880

Omaha, NE	Branch office	10,500

Irvine, CA	Branch office	3,384

Calabasas, CA	Branch office	2,880

Parsippany, NJ	Branch office	2,200

Eagan, MN	Branch office	5,000

In July 2014, we entered into a lease agreement for 105,000 square feet of office space in Pleasanton, California that will serve as our future corporate headquarters. The term of the lease commences on April 1, 2015 and has an initial term of 117 months ending December 31, 2024. In addition, we believe that our branch offices are adequate for our current needs and that suitable additional or substitute space will be available as needed to accommodate foreseeable expansion of our operations.

ITEM 3.	LEGAL PROCEEDINGS
Information pertaining to our legal proceedings is incorporated by reference from Note 8 of the Notes to Consolidated Financial Statements.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Our common stock has been traded on the New York Stock Exchange, or NYSE, under the symbol “ELLI.” The following table sets forth the high and low sales prices of our common stock as reported on the NYSE for the periods indicated.

	Low	High
Year ended December 31, 2013
First Quarter	$18.61	$30.59
Second Quarter	$21.00	$26.34
Third Quarter	$21.96	$32.61
Fourth Quarter	$22.46	$33.24
Year ended December 31, 2014
First Quarter	$23.90	$32.27
Second Quarter	$23.62	$31.99
Third Quarter	$27.85	$36.22
Fourth Quarter	$31.05	$42.66
Holders of Our Common Shares
As of February 27, 2015, there were approximately 64 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
Performance Graph
The following graph compares the total cumulative shareholder return on our common stock with the total cumulative return of the NYSE Composite Index, and the S&P 500 North American Technology-Software Index for the period from April 15, 2011 (the date our common stock commenced trading on the NYSE MKT) through December 31, 2014. The graph reflects the closing sales price of $6.77 per share on April 15, 2011 as the initial value of our common stock.

	4/15/2011	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Ellie Mae, Inc.	100.00	83.46	409.90	396.90	595.57
NYSE Composite	100.00	90.64	105.13	132.74	141.70
S&P 500 North American Technology-Software	100.00	87.52	102.77	134.74	153.44

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

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act of 1934, or incorporated by reference into any filing of Ellie Mae, Inc. under the Securities Act of 1933, as amended except as shall be expressly set forth by specific reference in such filing.
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA
The consolidated statements of operations data for the years ended December 31, 2014, 2013 and 2012 and the consolidated balance sheets data as of December 31, 2014 and 2013 are derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statements of operations data for the years ended December 31, 2011 and 2010 and the consolidated balance sheets data as of December 31, 2012, 2011 and 2010 are derived from our audited consolidated financial statements not included elsewhere in this report. Our historical results are not necessarily indicative of future performance. You should read the following selected consolidated financial data below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, related notes and other financial information included elsewhere in this report. The selected consolidated financial data in this section are not intended to replace the consolidated financial statements and are qualified in their entirety by the consolidated financial statements and related notes included elsewhere in this report.

	Year ended December 31,
	2014	2013 (2)	2012	2011	2010
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenues	$161,537	$128,481	$101,845	$55,494	$43,234
Cost of revenues (1)	46,283	32,630	23,114	15,784	12,505
Gross profit	115,254	95,851	78,731	39,710	30,729
Operating expenses:
Sales and marketing (1)	26,544	21,331	17,887	12,126	9,555
Research and development (1)	28,228	24,695	18,053	12,975	10,468
General and administrative (1)	39,361	30,853	21,601	12,900	9,823
Total operating expenses	94,133	76,879	57,541	38,001	29,846
Income from operations	21,121	18,972	21,190	1,709	883
Other income (expense), net	488	460	(43)	76	119
Income before income taxes	21,609	19,432	21,147	1,785	1,002
Income tax provision (benefit)	6,786	6,114	1,683	(1,835)	225
Net income	$14,823	$13,318	$19,464	$3,620	$777
Net income per share of common stock:
Basic	$0.53	$0.50	$0.83	$0.23	$0.22
Diluted	$0.50	$0.47	$0.76	$0.18	$0.05
Weighted average shares outstanding:
Basic	27,858,828	26,581,962	23,523,222	15,618,053	3,495,731
Diluted	29,593,873	28,502,403	25,537,192	20,649,451	17,146,735

	December 31,
	2014	2013 (2)	2012	2011	2010
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$26,756	$33,462	$44,114	$23,732	$14,349
Short-term investments	$49,352	$46,325	$16,243	$1,933	$2,556
Long-term investments	$58,679	$56,285	$43,728	$—	$—
Property and equipment, net	$28,694	$12,869	$9,494	$5,539	$2,710
Working capital	$78,733	$78,161	$58,784	$19,965	$15,788
Total assets	$290,120	$229,603	$185,615	$99,771	$62,956
Redeemable convertible preferred stock	$—	$—	$—	$—	$82,672
Total stockholders’ equity (deficit)	$252,884	$207,927	$166,862	$78,858	$(31,825)

(1)	Stock-based compensation included in the above line items:
		Year ended December 31,
		2014	2013	2012	2011	2010
		(in thousands)
	Cost of revenues	$1,579	$745	$271	$103	$192
	Sales and marketing	1,562	1,041	467	201	303
	Research and development	3,672	3,469	1,552	406	443
	General and administrative	7,735	9,004	4,559	970	1,130
	Total	$14,548	$14,259	$6,849	$1,680	$2,068

(2)
The Consolidated Statement of Operations for the year ended December 31, 2013 and the Consolidated Balance Sheet as of December 31, 2013 have been revised, primarily to reflect an immaterial correction of the income tax provision related to the deductibility of compensation to our executive officers for income tax purposes under Section 162(m) of the Internal Revenue Code. The primary impact of the revision to 2013 was a decrease in the tax provision of $0.6 million. See Note 2 to our consolidated financial statements for further discussion.

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
Mortgage originators use our Encompass software, a comprehensive mortgage management system that handles key business and management functions involved in running a mortgage origination business. Mortgage originators use Encompass as a single tool for loan processing, marketing and customer communication and to interact electronically with lenders, investors and service providers over the Ellie Mae Network. Our software also enables enforcement of rules and business practices designed to ensure loan quality, adherence to processing standards and regulatory compliance.
We also offer Encompass users a variety of other on-demand services, including Encompass Docs Solution, which automatically prepares the disclosure and closing documents necessary to fund a mortgage; Encompass CenterWise, a bundled offering of electronic document management, or EDM, and websites used for customer relationship management; TQL, which offers a suite of fraud detection, valuation, validation and risk analysis services using streamlined workflows and processing rules; Encompass Compliance Service, which automatically checks for compliance with federal, state and local regulations throughout the origination process; tax transcript services, which provide income verification capability to our customers; Encompass Product and Pricing Service, which allows Encompass users to compare loans offered by different lenders and investors to determine appropriate mortgage programs available to a particular borrower; Encompass Flood Service, which allows Encompass users to order and transfer flood zone certifications; Encompass CRM, which offers a suite of sales and marketing tools that allows users to manage contacts, leads and marketing campaigns; Encompass Consumer Direct, a web-based tool that allows borrowers to complete a loan application online; and services under the AllRegs brand, which include research and reference, education, documentation and data and analytics products relating to the mortgage industry. By the nature of our on-demand service, even with our robust security monitoring and detection systems, we cannot guarantee that our security measures will prevent security breaches and we may need to expend significant resources to protect against and remedy any potential security breaches and their consequences.
The Ellie Mae Network electronically connects the approximately 109,000 mortgage professionals using Encompass to the broad array of mortgage lenders, investors and third-party service providers integral to the origination and funding of residential mortgages. During the mortgage origination process, mortgage originators may order various services through the Ellie Mae Network, including credit reports; product eligibility and pricing services; automated underwriting services; appraisals; title reports; insurance; flood certifications and flood insurance; compliance reviews; fraud detection; document preparation; and verification of income, identity and employment. Mortgage originators can also initiate secure data transmission to and from lenders and investors.
On October 1, 2014, we acquired substantially all the assets of Mortgage Resource Center, Inc., dba AllRegs, a provider of research and reference, education, documentation and data and analytics products relating to the mortgage industry. The write-down of acquired deferred revenue in accordance with applicable purchase accounting rules under generally accepted accounting principles in the United States, or U.S. GAAP, resulted in us realizing lower amounts of revenues from the AllRegs business in the fourth quarter of 2014 than would normally be expected and will result in lower amounts of revenues than would normally be expected from the AllRegs business in the first nine months of 2015. The write-down of deferred revenue will no longer impact the revenues from the AllRegs business starting in 2016. Operating costs generated by the AllRegs business and the amortization of acquired intangible assets increased our operating expenses in the fourth quarter of 2014 and will contribute to our operating expenses for the foreseeable future.
Our revenues consist of on-demand and on-premise revenues. On-demand revenues are generated primarily from software subscriptions we host that customers access through the Internet, including customers who pay fees based on the number of loans they fund, or success basis, subject to monthly base fees, which we refer to as Success-Based Pricing, and related professional services, such as consulting, implementation and training services. On-demand revenues also include software services that are sold transactionally; Ellie Mae Network transaction fees paid by lender-investors, service providers and certain government-sponsored entities participating on the Ellie Mae Network; education and training; and loan product and guideline data and analytics services that are provided under the AllRegs brand. On-premise revenues are generated from customer-hosted software licenses and related professional services and maintenance services. In February 2015, we announced that effective May 1, 2016, we will no longer provide software releases or technical support for the on-premise version of Encompass. We expect that this will decrease the amount of on-premise revenues in 2015 and we do not expect significant on-premise revenues after May 1, 2016.
Our on-demand revenues typically, but not always, track the seasonality of the residential mortgage industry, with increased activity in the second and third quarters and reduced activity in the first and fourth quarters as home buyers tend to purchase their homes during the spring and summer in order to move to a new home before the start of the school year. Mortgage volumes are also impacted by other factors, such as interest rate fluctuations, home sale activity and general economic conditions, which can lead to departures from the typical seasonal pattern. For example, increases in mortgage interest rates could reduce the volume of new mortgages originated and, in particular, the volume of mortgage refinancings. We currently estimate that approximately 30% to 40% of our revenues have some sensitivity to volume.
We are investing aggressively in initiatives that we believe will help us continue to grow our business, improve our products and services and strengthen our competitive advantage while bringing sustainable, long-term value to our customers. During 2014, we increased our investments in our sales and client services capabilities, research and development and technology infrastructure to support our user additions and overall business growth. These investments include expanding our talent across the organization by hiring additional personnel. To support customers and further differentiate ourselves, we currently anticipate that throughout 2015 we will continue to increase our investment in key areas such as research and development, enterprise sales, services, technical support, security and data center infrastructure. We currently anticipate that this investment will include development of our next generation Encompass platform, which will be incrementally introduced over the coming quarters and throughout 2016. We expect the costs associated with these investments to increase our cost of revenues and operating expenses as a percentage of our revenues in 2015.
On March 31, 2014, we experienced a system outage that prevented some of our customers from being able to access certain of our services until the system was restored on April 1, 2014. In responding to this outage, we engaged forensics experts and other consultants, resulting in significant forensics and consulting fees incurred in the second and third quarters of 2014. We have increased our investments to bolster our infrastructure and enhance our system capacity, reliability and security, which costs we expect will be incurred throughout 2015 and the foreseeable future.
In addition to our internal initiatives, our business strategy has evolved to address recent industry trends, including:

•	increased quality standards imposed by regulators, lenders and investors;

•	increased regulation affecting lenders and investors;

•	greater focus by our customers on operational efficiencies;

•	customers adopting multi-channel strategies; and

•	greater focus by customers and regulators on data security and consumer privacy
We are responding to these trends as follows:
Increased quality standards imposed by regulators, lenders and investors. Encompass is designed to automate and streamline the process of originating mortgages to, among other things, satisfy increased quality requirements of investors. Relevant features of Encompass include enabling customers’ management to impose processing rules and formats, and providing milestone and process reminders, automated population of forms with accurate data, and accurate and automated transmission of loan files and data from originators to investors and lenders. Our TQL program is designed to further enhance the quality, compliance and saleability of loans that are originated through Encompass. Additionally, TQL is intended to reduce the opportunities for errors in the process of transferring information from originator to investor and to give investors confidence in the accuracy and regulatory compliance of the information that is underlying loan files.
In response to the increased quality standards and compliance mandates affecting the industry, we expect an increased number of mortgage lenders to assess new platform options and replace their legacy systems. We have increased the size of our customer acquisition, implementation and support teams by approximately 110% from 154 employees at December 31, 2012 to 324 employees at December 31, 2014 in order to address anticipated demand for our software solutions.
Increased regulation affecting lenders and investors. Regulatory reforms have significantly increased the complexity and importance of regulatory compliance. We devote considerable resources to continually upgrading software to help customers address regulatory changes. We offer Encompass Compliance Service, which analyzes mortgage loan data for compliance with consumer protection laws and institutionally mandated compliance policies and alerts users to possible violations of these laws and policies. In addition, we have a staff of attorneys and work with compliance experts who help ensure that documents prepared using our software and the processes recommended by the Encompass workflow comply with applicable rules and regulations. For example, additional tools and product updates were recently required to address the Ability-to-Repay, or ATR, / Qualified Mortgage, or QM, and Federal and State High Cost rules that became effective in January 2014. In addition, we will be updating certain of our products to comply with the TILA-RESPA Integrated Disclosure rule changes that take effect in August 2015. We believe we are also well-positioned to help our customers meet future Dodd-Frank Act requirements as they are published and become effective.
Greater focus on operational efficiencies. Mortgage originators experienced a $2,263 increase in the average total production cost per loan, from $3,685 in 2009 to $5,948 in 2013.1 During the third quarter of 2014, the average total production cost per loan was $6,769,2 and we expect costs to continue to be a significant consideration for mortgage originators due to continued increased regulation and heightened quality standards. By automating many of the functions of mortgage origination, we enable our users to comply with regulations and process quality loans more efficiently and effectively. This reduces the cost of originating a loan and lowers the risk of buy-back demands from investors resulting from poorly originated or documented loans or loans that fail to comply with applicable regulations. We continually address the changing needs of our customers by developing and enhancing tools to allow for simplified regulatory compliance, increased availability of information, and enhanced system functionality and performance.
With an eye towards providing customers with ever-improving tools to enhance efficiency, we currently anticipate that we will continue to develop new service offerings through the Ellie Mae Network and pursue adoption of our services through initiatives such as our TQL program. By integrating and expanding our current and new services, we aim to provide a more comprehensive benefit to our users.

________________

1	Mortgage Bankers Association, Annual Mortgage Bankers Performance Report 2013 Data, Net Loan Production Income and Expense, $ per loan, Copyright May 2014.
2	Mortgage Bankers Association, Independent Mortgage Bankers Profits Drop Slightly Despite Higher Volume in the Third Quarter of 2014, December 4, 2014.

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
Greater focus by customers and regulators on data security and consumer privacy. Recent high-profile data security incidents affecting banking institutions and cloud-service software providers have resulted in an increased focus on data security by our customers and our customers’ regulators. We are making significant investments in the security of the Encompass service, as well as our internal systems, processes and monitoring capabilities to protect our customers’ data and minimize the risk of data security loss. We expect the industry focus on data security to continue to increase, and we anticipate that our investments in data security will increase substantially over time.
Acquisition Strategy
Our industry is highly fragmented, and we believe there are strategic opportunities available to acquire competing software companies or software providers that offer related mortgage origination functionality that will complement and increase the attractiveness of our solutions. In October 2014, we acquired substantially all the assets of Mortgage Resource Center, Inc. (dba AllRegs), or AllRegs, a provider of research and reference, education, documentation and data and analytics products relating to the mortgage industry. The assets that we acquired from AllRegs will allow us to strengthen our products through product integration and introduce new products related to training, compliance management systems and loan product eligibility. In January 2014, we acquired substantially all the assets of ARG Interactive, LLC (dba MortgageCEO), or MortgageCEO, a SaaS company specializing in customer relationship management and marketing solutions for the residential mortgage industry. We intend to continue pursuing additional strategic acquisitions.
Operating Metrics
We use certain operational metrics to evaluate our business, determine allocation of our resources and make decisions regarding corporate strategy. We focus on these metrics to determine our success in leveraging our user base to increase our revenues and to gauge the degree of our market penetration.
These metrics are defined below.
Contracted revenues. Contracted revenues are those revenues that are fixed by the terms of a contract and are not affected by fluctuations in mortgage origination volume. These revenues consist of the base fee portion of success-based SaaS Encompass revenues, monthly per-user subscription SaaS Encompass revenues, professional services revenues, on-premise revenues, revenues from sales of AllRegs services and subscription revenues paid for products other than Encompass.
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
The following table shows these operating metrics as of and for the years ended December 31, 2014, 2013 and 2012:

	Year ended December 31,
	2014	2013	2012
Revenues (in thousands):
Total revenues	$161,537	$128,481	$101,845
Total contracted revenues	$102,477	$71,453	$48,768
Total SaaS Encompass revenues	$98,260	$75,783	$47,940
Users at end of period:
Contracted SaaS users	126,346	95,044	60,187
Active Encompass users	108,933	92,161	73,687
Active SaaS Encompass users	84,905	63,695	41,458
Active SaaS Encompass users as a percentage of active Encompass users	78%	69%	56%
Active SaaS Encompass users as a percentage of contracted SaaS Encompass users	67%	67%	69%
Average users during period:
Active Encompass users	100,238	87,276	63,993
Active SaaS Encompass users	74,168	55,421	33,203
Active SaaS Encompass users as a percentage of active Encompass users	74%	64%	52%
Revenue per average user during period:
Revenue per average active Encompass user	$1,612	$1,472	$1,592
SaaS Encompass revenue per average active SaaS Encompass user	$1,325	$1,367	$1,444
In February 2015, we announced that effective May 1, 2016, we will no longer provide software releases or technical support for the on-premise version of Encompass. Some on-premise Encompass users may not convert to SaaS Encompass, which could affect the number of active Encompass users in future periods.
Basis of Presentation
General
Our consolidated financial statements include the accounts of Ellie Mae, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation.
Revenue Recognition
We generate revenues primarily from transaction-based fees and fees for software and related services. Our software can be accessed either through a company-hosted subscription or a customer-hosted license. Accordingly, our revenues are described as on-demand and on-premise revenues. Sales taxes assessed by governmental authorities are excluded from revenue.
In the notes to the consolidated financial statements on our Annual Reports on Form 10-K for the years ended December 31, 2013 and 2012, we included all revenues from professional services in on-premise revenues in our disclosure related to revenues by type. For the year ended December 31, 2014, we included professional services revenues in either on-demand revenues or on-premise revenues as determined by the related service or software license revenue. We have retrospectively reclassified our disclosure of on-demand and on-premise revenues for the years ended December 31, 2013 and 2012 in order to conform to the current presentation.

On-demand Revenues
On-demand revenues are revenues generated from company-hosted software subscriptions that customers access through the Internet and revenues from customers that pay fees based on a per closed loan, or success, basis subject to monthly base fees, which we refer to as Success-Based Pricing. Additionally, on-demand revenues are comprised of software services sold transactionally; Ellie Mae Network transaction fees; education and training, loan product and guideline data and analytics services under the AllRegs brand; and professional services which include consulting, implementation and training services.
On-premise Revenues
On-premise revenues are revenues generated from maintenance services, sales of customer-hosted software licenses, and professional services.
Cost of Revenues and Operating Expenses
Cost of Revenues
Our cost of revenues consists primarily of: salaries and benefits, including stock-based compensation expense; expenses for document preparation, income verification and compliance services; customer support; data centers; depreciation on computer equipment used in supporting the Ellie Mae Network, SaaS Encompass and Encompass CenterWise offerings; amortization of acquired intangible assets such as developed technology and trade names; amortization of internal-use software; professional services associated with implementation of our software and allocated facilities costs. We expect that our cost of revenues will continue to increase in absolute dollars as our revenues increase, as we pursue additional strategic acquisitions, as we place new internal-use software into service and as we continue to hire additional personnel in our implementation and customer support departments to support new customers.
Sales and Marketing
Our sales and marketing expenses consist primarily of: salaries, benefits and incentive compensation, including stock-based compensation expense and commissions; allocated facilities costs; expenses for trade shows, public relations and other promotional and marketing activities; expenses for travel and entertainment; and amortization of acquired intangible assets such as customer relationships. We expect that our sales and marketing expense will continue to increase as we continue to hire additional sales personnel in order to address anticipated demand for our software solutions and as we pursue additional strategic acquisitions. We also intend to increase marketing activities focused on SaaS Encompass, our Ellie Mae Network offerings and our other Encompass services.
Research and Development
Our research and development expenses consist primarily of: salaries and benefits, including bonuses and stock-based compensation expense; fees to contractors engaged in the development and support of the Ellie Mae Network, Encompass software and other products; and allocated facilities costs. We expect that our research and development expenses will continue to increase in absolute dollars as we continue to invest in our products and services and related next-generation enhancements, including hiring additional engineering and product development personnel and as we pursue additional strategic acquisitions.
General and Administrative
Our general and administrative expenses consist primarily of: salaries and benefits, including bonuses and stock-based compensation expense for employees involved in finance, accounting, human resources, administrative, information technology and legal roles; consulting, legal, accounting and other professional services by third-party providers; and allocated facilities costs. General and administrative expenses recognized during the second and third quarters of 2014 also included forensic and consulting fees incurred in response to a service outage that occurred at the end of the first quarter and legal expenses in connection with the settlement of a legal claim. We expect general and administrative expenses to continue to increase in absolute dollars as we make additional and accelerated investments to bolster our infrastructure and enhance our system capacity, reliability and security. We also expect increases to general and administrative expenses as we hire additional personnel and grant stock-based awards to attract and retain the employees needed to continue to grow our business and as we pursue additional strategic acquisitions.
Other Income, Net
Other income, net consists of: interest income earned on investments, cash accounts and notes receivable, offset by investment discount amortization and imputed interest expense related to our acquisition holdback payments and interest expense paid on equipment and software leases.

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
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements which are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.
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
Revenue Recognition
We generate revenues from sales of software and services. We categorize our revenues as either on-demand or on-premise revenues.
On-Demand Revenues
Subscription Services and Usage-Based Fee Arrangements. Subscription services and usage-based fee arrangements generally include a combination of our products delivered as SaaS and support services. These arrangements are generally non-cancelable and do not contain refund-type provisions. These revenues typically include the following:
SaaS Encompass Revenues. We offer web-based, on-demand access to our Encompass software for a monthly recurring fee. We provide the right to access our loan origination software and handle the responsibility of managing the servers, providing security, backing up the data and applying updates. Customers under SaaS arrangements may not take possession of the software at any time during the term of the agreement. Subscription revenues are recognized ratably over the contract terms as subscription services are provided, beginning on the commencement date of each contract, which is the date the Company’s service is made available to customers. Contracts generally range from one to five years. Alternatively, customers can elect to pay on a success basis. Success basis contracts generally have a term of one to five years and are subject to monthly base fees, which enable customers to close loans up to a contractually agreed-to minimum number of transactions, and additional closed loan fees, which are assessed for loans closed in excess of the minimum. Revenue is earned from both base fees and additional closed loan fees as the result of the customer’s usage of Encompass. Monthly base fees are recognized over the respective monthly service period as the subscription services are provided. Additional closed loans fees are recognized when the loans are reported as closed. This offering also includes Encompass CenterWise, Encompass Compliance Service and Encompass Docs Solution as integrated components, which are combined elements of the arrangement that are delivered in conjunction with the SaaS Encompass offering and therefore are not accounted for separately.
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
Services Revenues. We provide a variety of mortgage-related and other business services, including automated documentation; fraud detection, valuation, validation and risk analysis; income verification; marketing and customer management; flood zone certifications; and compliance reports. Services revenues are recognized upon completion of the services.

Transactional Revenues. We have entered into agreements with various lenders, service providers and certain government-sponsored entities participating in the mortgage origination process that provide them access to, and ability to interoperate with, mortgage originators on the Ellie Mae Network. Under these agreements, we earn transaction fees when transactions are processed through the Ellie Mae Network. Transaction revenues are recognized when there is evidence that the qualifying transactions have occurred on the Ellie Mae Network and collection of the resulting receivable is reasonably assured.
Subscriptions to Online Research and Data Resources: We provide mortgage originators and underwriters with access to online databases of various federal and state laws and regulations and forms as well as mortgage investor product guidelines. Subscription fees are recognized ratably over the subscription term as subscription services are provided, which is typically one year.
Professional Services Revenues: Professional services revenues are generally recognized when milestones are achieved for fixed price contracts or as the services are rendered for time and material contracts. The majority of our professional services contracts are on fixed price basis. Training revenues are recognized as the services are rendered.
On-Premise Revenues
Revenue from the sale of software licenses is recognized in the month in which the required revenue recognition criteria are met, generally in the month in which the software is delivered. Revenue from the sale of maintenance services and professional services is recognized over the period in which the services are provided.
Multiple Element Arrangements
We have entered into both subscription services and software arrangements with multiple elements. For arrangements with multiple deliverables, we evaluate whether the individual deliverables qualify as separate units of accounting. In order to treat deliverables in a multiple-deliverable arrangement as separate units of accounting, the deliverables must have standalone value upon delivery.
Subscription services agreements with multiple elements generally include multiple subscriptions and professional services. When such agreements involve multiple elements that qualify as separate units of accounting, we allocate arrangement consideration to all deliverables at the inception of an arrangement based on the relative selling price method in accordance with the selling price hierarchy, which includes: (i) vendor specific objective evidence, or VSOE, if it is available; (ii) third-party evidence, or TPE, if VSOE is not available; and (iii) the best estimate of selling price, or BESP, if neither VSOE nor TPE is available.
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
Subscription services have standalone value as such services are often sold separately. Additionally, we have concluded that professional services included in multiple element arrangements have standalone value. In establishing standalone value, we considered the following factors for each professional services agreement: availability of the services from other vendors, the nature of the professional services, and the timing of when the professional services contract was signed in comparison to the subscription service start date.
For software arrangements with multiple elements (e.g., maintenance and support contracts bundled with licenses), revenue is allocated to the delivered elements of the arrangement when VSOE is determinable, using the residual value method based on objective evidence of the fair value of the undelivered elements, which is specific to us. When VSOE is not determinable, the entire arrangement is recognized ratably over the term of the contract. Revenue is recognized under this model upon receipt of cash payment from the customer if collectability is not reasonably assured and when other revenue recognition criteria have been met. The VSOE of fair value for maintenance and support obligations related to licenses is based upon the prices paid for the separate renewal of these services by customers. Maintenance revenues are recognized ratably over the period of the maintenance contract.
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
We recognize compensation expense related to restricted awards, restricted stock unit awards, or RSUs, performance share awards, or Performance Awards, based on the fair market value of the underlying shares of common stock as of the date of grant. Expense related to the restricted awards and the RSUs are recognized on a straight-line basis over the requisite service period of the award, which generally equals the vesting period. Expense related to the Performance Awards is recognized under the graded vesting method over the requisite service period of the award, which recognizes a larger portion of the expense during the beginning of the vesting period than in the end of the vesting period. We estimate the probable number of shares of common stock that will be granted until the achievement of the performance goals is known.
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
The following table summarizes the assumptions used in the Black-Scholes option-pricing model relating to stock options in the years ended December 31, 2014, 2013 and 2012:

Year ended December 31,
	2014	2013	2012
Stock option plans:
Risk-free interest rate	1.55-2.02%	0.95-1.87%	0.74-1.10%
Expected life of options (in years)	5.27-6.08	5.27-6.08	5.27-6.08
Expected dividend yield	—%	—%	—%
Volatility	49-53%	50-52%	52-59%
Employee Stock Purchase Plan: (1)
Risk-free interest rate	0.05-0.08%	0.05-0.13%	0.13-0.14%
Expected life of options (in years)	0.5	0.5	0.5
Expected dividend yield	—%	—%	—%
Volatility	38-39%	36-37%	37-47%
Goodwill and Intangible Assets
Goodwill and intangible assets are stated at cost less accumulated amortization, as appropriate. Intangible assets include developed technology, trade names and customer lists and contracts. Intangible assets with finite lives are amortized on a straight-line basis over the estimated periods of benefit, generally two to nine years. Goodwill and intangible assets with indefinite lives are not amortized, but tested for impairment at least annually, or whenever changes in circumstances indicate that the carrying amount of the goodwill or indefinite-lived intangible assets may not be recoverable. Intangible assets with finite lives are tested for impairment whenever changes in circumstances indicate that the carrying amount of the finite-lived intangible assets may not be recoverable. Goodwill impairment tests are performed at the reporting unit level, which is the company as a whole, using a two-step, fair-value approach. Intangible asset impairment tests consist of a comparison of the fair value of an intangible asset with its carrying amount.
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
During the fourth quarter of 2014, we identified certain indicators of impairment for both the customer relationships and developed technology acquired in the MortgageCEO acquisition. Specifically, we determined we would need to make additional investments in the Encompass CRM product, including in the areas of security, stability and functionality in order to attract new customers (which were not expected and therefore not contemplated in the valuation of customer relationships and developed technology in the purchase price allocation at the acquisition date). The need to make these investments has resulted in a significant delay in our ability to release an integrated Encompass CRM product to our customers. As a result, we determined it was necessary to assess the recoverability of the customer relationships and developed technology associated with generating Encompass CRM cash flows. We used an income approach to determine if the sum of the undiscounted cash flows expected to result from the use and eventual disposition of each asset exceeded the carrying amount of that asset. As a result of this assessment, it was determined that the sum of undiscounted cash flows was less than the carrying amount for each of the two assets. In order to determine the amount of impairment to each asset, we performed an analysis to determine the fair value of each asset, which was determined using the present value of expected future cash flows which were based on estimates, assumptions and judgments. These include the forecast of future cash flows related to each asset, the discount rate used in discounting those cash flows, and the expected remaining useful life of each asset. This analysis resulted in a non-cash impairment charge of $0.3 million to customer relationships and a non-cash impairment charge of $1.7 million to developed technology, which were included in sales and marketing expenses and research and development expenses, respectively, in the consolidated statements of comprehensive income for the year ended December 31, 2014. We reassessed the useful life of the customer relationships and developed technology and determined that they remained appropriate.
If management’s estimates of future operating results change, or if there are changes to other assumptions, the estimate of the fair value of our acquired product rights and other identifiable intangible assets could change significantly. Such change could result in impairment charges in future periods, which could have a significant impact on our operating results and financial condition.
Fair Value of Investments
All of our investments that have maturities of greater than 90 days are classified as available-for-sale and are carried at fair value. We invest excess cash primarily in investment-grade interest-bearing securities, such as money market accounts, certificates of deposit, commercial paper, corporate bonds, municipal and government agency obligations and guaranteed obligations of the U.S. government. Fair value is determined based on quoted market rates when observable or utilizing data points that are observable, such as quoted prices, interest rates and yield curves. The cost of available-for-sale marketable securities sold is based on the specific identification method. Unrealized gains and losses are reported in stockholders’ equity as accumulated other comprehensive (income) loss. Realized gains and losses are included in other income (expense), net. Interest and dividends are included in other income (expense), net when they are earned.
At December 31, 2014, our assets measured and recorded at fair value on a recurring basis included $3.2 million of money market funds and $108.0 million of marketable debt instruments. Of these marketable debt instruments, $16.9 million was classified as Level 1 and $91.1 million as Level 2. All of our money market funds are classified as Level 1. When determining fair value, we consider the principal or most advantageous market in which we would transact, and we consider assumptions that market participants would use when pricing the asset or liability. For further information, see “Fair Value of Financial Instruments” in Notes 2 and 4 of the Notes to Consolidated Financial Statements.
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
We had no investments classified as Level 3 at December 31, 2014.
Deferred Commissions
Deferred commission expenses are the incremental costs that are directly associated with non-cancelable subscription contracts with customers and consist of sales commissions paid to our direct sales force. Commissions are calculated based on a percentage of the revenues for the non-cancelable term of subscription contracts, which are typically 1 to 5 years.
Prior to 2013, commissions were paid and recognized as sales expense when customer payments for contracted services were received on a monthly basis because commissions were earned based on receipt of customer payments. In 2013, we amended our commission plans to provide for payment after the customer’s contract is signed. As a result of the change in commission plans, beginning in 2013, commission expense is deferred and amortized to sales expense over the non-cancelable terms of the related subscription contracts. The deferred commission expense amounts are recoverable through the future revenue streams under the non-cancelable customer contracts. The plans also include claw back provisions, which require repayment of a proportionate amount of commissions, should customers cancel their contracts prior to the end of the initial contractual term.
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
Capitalization of costs begins when the preliminary project stage has been completed, management authorizes and commits to funding a project and it is probable that the project will be completed and the software or website application will be used to perform the function intended. Internal and external costs incurred as part of the preliminary project stage are expensed as incurred.
Capitalization ceases at the point at which the project is substantially complete and ready for its intended use. Internal and external training costs and maintenance costs during the post-implementation operation stage are expensed as incurred.
Internal-developed core software is amortized on a straight-line basis over its estimated useful life, generally three to five years. Amortization of product related internal-use software and website applications is typically recorded to cost of revenues, and amortization of other internal-use software and website applications is typically recorded to the operating expense line to which it most closely relates. Our management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. The capitalized costs are included in the property and equipment, net line in the accompanying consolidated balance sheets. For the years ended December 31, 2014, 2013 and 2012, we capitalized software and website application development costs of $15.9 million, $5.1 million and $0.5 million, respectively.
Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year ended December 31,
	2014	2013 (2)	2012
	(in thousands)
Revenues	$161,537	$128,481	$101,845
Cost of revenues (1)	46,283	32,630	23,114
Gross profit	115,254	95,851	78,731
Operating expenses:
Sales and marketing (1)	26,544	21,331	17,887
Research and development (1)	28,228	24,695	18,053
General and administrative (1)	39,361	30,853	21,601
	94,133	76,879	57,541
Income from operations	21,121	18,972	21,190
Other income (expense), net	488	460	(43)
Income before income taxes	21,609	19,432	21,147
Income tax provision	6,786	6,114	1,683
Net income	$14,823	$13,318	$19,464

(1)	Stock-based compensation included in the above line items:
		Year ended December 31,
		2014	2013	2012
		(in thousands)
	Cost of revenues	$1,579	$745	$271
	Sales and marketing	1,562	1,041	467
	Research and development	3,672	3,469	1,552
	General and administrative	7,735	9,004	4,559
		$14,548	$14,259	$6,849

		Year ended December 31,
		2014	2013 (2)	2012
		(as a percentage of revenues)
	Revenues	100.0%	100.0%	100.0%
	Cost of revenues	28.7	25.4	22.7
	Gross profit	71.3	74.6	77.3
	Operating expenses:
	Sales and marketing	16.4	16.6	17.6
	Research and development	17.5	19.2	17.7
	General and administrative	24.4	24.0	21.2
		58.3	59.8	56.5
	Income from operations	13.0	14.8	20.8
	Other income (expense), net	0.3	0.4	—
	Income before income taxes	13.3	15.2	20.8
	Income tax provision	4.2	4.8	1.7
	Net income	9.1%	10.4%	19.1%

(2)
The Consolidated Statement of Operations for the year ended December 31, 2013 has been revised, primarily to reflect an immaterial correction of the income tax provision related to the deductibility of compensation to our executive officers for income tax purposes under Section 162(m) of the Internal Revenue Code. The primary impact of the revision to 2013 was a decrease in the tax provision of $0.6 million. See Note 2 to our consolidated financial statements for further discussion.

Revenues
The following table sets forth our revenues by type for the periods presented:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Revenue by type:
On-demand	$154,315	$118,555	89,251
On-premise	7,222	9,926	12,594
Total	$161,537	$128,481	$101,845

	Year ended December 31,
	2014	2013	2012
	(as a percentage of revenues)
Revenue by type:
On-demand	96%	92%	88%
On-premise	4%	8%	12%
Total	100%	100%	100%
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013. Total revenues increased $33.1 million, or 25.7%, for the year ended December 31, 2014 as compared to the same period of 2013.
On-demand revenues increased by $35.8 million, consisting primarily of a $22.5 million increase in SaaS Encompass revenues, of which $20.2 million is related to our Success-Based Pricing model. The increase in SaaS Encompass revenues resulted from additional base fees generated from new contracted SaaS Encompass users and from upgrades of existing on-premise customers to our SaaS platform. Contracted revenues, which are not sensitive to mortgage origination volume, increased from $71.5 million for the year ended December 31, 2013 to $102.5 million for the year ended December 31, 2014. The number of contracted SaaS users increased by 32.9% from 95,044 as of December 31, 2013 to 126,346 as of December 31, 2014. Additionally, the number of average active SaaS Encompass users increased by 33.8% from 55,421 for the year ended December 31, 2013 to 74,168 for the year ended December 31, 2014.
This revenue growth attributable to the increase in SaaS Encompass users was partially offset by a 3.1% decrease in SaaS Encompass revenue per average active SaaS user from $1,367 for the year ended December 31, 2013 to $1,325 for the year ended December 31, 2014. This decrease was caused primarily by fluctuations in transactional volumes and the timing of user additions for the year ended December 31, 2014 compared to the same period of 2013.
Additional contributors to the growth in on-demand revenues were a $6.1 million increase in revenues from professional services driven primarily by implementation and training services provided to new customers and to customers that upgraded from on-premise to SaaS users, a $3.5 million increase in revenues from network transactions due to increased network usage in the areas of Flood, Appraisal, Credit and Fraud, $2.0 million of revenues from AllRegs products and services and a $1.5 million increase in revenues from other software and services due to an increase in TQL adoption by Encompass users.
On-premise revenues decreased by $2.7 million for the year ended December 31, 2014 compared to the same period of 2013, primarily due to a $2.5 million decrease in software license and maintenance fees as our on-premise customers converted to SaaS Encompass Success-Based Pricing users.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012. Total revenues increased $26.6 million, or 26.2%, for the year ended December 31, 2013 as compared to the same period of 2012.
On-demand revenues increased by $29.3 million, consisting primarily of a $27.8 million increase in SaaS Encompass revenues, of which $24.2 million related to our Success-Based Pricing model. SaaS Encompass revenues increased as a result of the addition of new SaaS Encompass users and as a result of upgrades of existing customers to our SaaS platform. The number of average active SaaS Encompass users increased by 66.9% from 33,203 for the year ended December 31, 2012 to 55,421 for the year ended December 31, 2013 due to the addition of new customers and the transition of on-premise licensed users to our SaaS Encompass Success-Based Pricing offering. The revenue growth attributable to the increase in average active SaaS Encompass users was partially offset by a 5.3% decrease in SaaS Encompass revenue per average active SaaS user from $1,444 for the year ended December 31, 2012 to $1,367 for year ended December 31, 2013, caused primarily by a decline in closed loan volume, lenders’ focus on preparing for ATR/QM rules and longer implementation cycles for some of the larger customers that were added earlier in 2013.
Additional contributors to the growth in on-demand revenues were a $1.0 million increase in revenues from our Encompass CenterWise offering primarily due to an increase in users, a $2.5 million increase in revenues from our TQL program and a $0.3 million increase in revenues from network transactions due to increased network usage for the year ended December 31, 2013 compared to the same period of 2012. Partially offsetting the increase in on-demand revenues was a $2.9 million decrease in revenues from our standalone Encompass Docs Solution for the year ended December 31, 2013 compared to the same period of 2012, primarily as a result of the conversion of customers from standalone solutions to SaaS Encompass and partially from two standalone solutions subscription customers having gone out of business during the third quarter of 2013.
On-premise revenues decreased by $2.7 million for the year ended December 31, 2013 compared to the same period of 2012, primarily due to a $2.7 million decrease in software license and maintenance fees as our on-premise customers converted to SaaS Encompass Success-Based Pricing users.
Gross Profit

	Year ended December 31,
	2014	2013	2012
	(in thousands except percentages)
Gross profit	$115,254	$95,851	$78,731
Gross margin	71.3%	74.6%	77.3%
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013. Gross profit increased by $19.4 million and gross margin percentage decreased by 3.3 percentage points during the year ended December 31, 2014 as compared to the same period of 2013 as revenues increased by $33.1 million and cost of revenues increased by $13.7 million. The decrease in the gross margin percentage for 2014 is primarily a result of an increase in fixed costs associated with headcount added to our implementation, professional services and customer support organizations, investments we have made in expanding our data centers and amortization of intangible assets acquired in business combinations. The increase in cost of revenues was primarily due to a $8.1 million increase in salary, employee benefit and stock-based compensation expenses associated with headcount added to our professional services and customer support organizations in anticipation of continued increasing demand for our software solutions and additions to headcount from the AllRegs acquisition, a $2.8 million increase in third-party royalty expenses arising from the increased revenues, a $1.3 million increase in amortization expenses related to the intangible assets acquired from MortgageCEO and AllRegs and a $1.0 million increase in expenses related to our data centers and technology. The increase in cost of revenues was offset by a $0.8 million decrease in temporary staff and consulting costs.
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012. Gross profit increased by $17.1 million and gross margin percentage decreased by 2.7 percentage points during the year ended December 31, 2013 as compared to the same period of 2012 as revenues increased by $26.6 million and cost of revenues increased by $9.6 million. The decrease in the gross margin percentage for 2013 is primarily a result of an increase in fixed costs associated with headcount added to our implementation, professional services and customer support organizations and investments we have made in expanding our data centers. Cost of revenues increased primarily due to a $1.2 million increase in third-party royalty expenses to support the increased revenues, a $5.8 million increase in salaries and employee benefits from increased professional services and customer support headcount, a $0.5 million increase in stock-based compensation expense relating to our increased headcount, a $0.5 million increase in temporary staff and consulting costs associated with improvements to our data center operations and a $1.0 million increase in depreciation expense due to capital additions.

Sales and Marketing

	Year ended December 31,
	2014	2013	2012
	(in thousands except percentages)
Sales and marketing	$26,544	$21,331	$17,887
Sales and marketing as a % of revenues	16.4%	16.6%	17.6%
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013. Sales and marketing expenses increased by $5.2 million, or 24.4%, in the year ended December 31, 2014 as compared to the same period of 2013. Sales and marketing expenses as a percentage of revenues decreased by 0.2% of revenues. The increase to expense was primarily due to a $3.9 million increase in salary, employee benefit and stock-based compensation expenses related to increased headcount as we continued to grow our sales and marketing departments in an effort to increase our market share and address anticipated demand for our software solutions and additions to headcount from the AllRegs acquisition, as well as a $0.3 million impairment loss on customer relationships acquired from MortgageCEO.
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012. Sales and marketing expenses increased by $3.4 million, or 19.3%, in the year ended December 31, 2013 as compared to the same period of 2012. Sales and marketing expenses as a percentage of revenues decreased by 1.0% of revenues. The increase in expense was primarily due to a $1.9 million increase in salaries and employee benefits as well as a $0.6 million increase in stock-based compensation expense, both reflecting an increase in headcount as we continued to grow our sales and marketing departments in an effort to increase our market share. Additionally, travel and entertainment expenses in support of our sales function increased by $0.5 million.
Research and Development

	Year ended December 31,
	2014	2013	2012
	(in thousands except percentages)
Research and development	$28,228	$24,695	$18,053
Research and development as a % of revenues	17.5%	19.2%	17.7%
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013. Research and development expenses increased by $3.5 million, or 14.3%, in the year ended December 31, 2014 compared to the same period of 2013. Research and development expenses as a percentage of revenues decreased by 1.7% of revenues. The increase in expense was due to a $11.8 million increase in total research and development costs, primarily driven by salary, employee benefits and stock compensation costs from additions to headcount as we continued to invest in our products and services and additions to headcount from the AllRegs acquisition, and a $1.7 million impairment loss recorded on developed technology acquired from MortgageCEO, offset by a $8.2 million decrease relating to costs that were capitalized to property and equipment rather than expensed because they were associated with the development of internal-use software and website development. Such costs will be amortized over their respective useful lives when such assets are placed into service.
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012. Research and development expenses increased by $6.6 million, or 36.8%, in the year ended December 31, 2013 compared to the same period of 2012. Research and development expenses as a percentage of revenues increased by 1.5% of revenues. The increase in expense was primarily due to a $3.8 million increase in salaries and employee benefits reflecting an increase in headcount, a $1.9 million increase in stock-based compensation expense primarily resulting from Performance Awards granted to certain executives during the third quarter of 2012 and the first quarter of 2013 and stock option and RSU grants made to new and existing employees and a $0.5 million increase in the use of consultants.
 General and Administrative

	Year ended December 31,
	2014	2013	2012
	(in thousands except percentages)
General and administrative	$39,361	$30,853	$21,601
General and administrative as a % of revenues	24.4%	24.0%	21.2%

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013. General and administrative expenses increased by $8.5 million, or 27.6%, in the year ended December 31, 2014 as compared to the same period of 2013. General and administrative expenses as a percentage of revenues increased by 0.4%. These changes were primarily due to a $5.3 million increase in salaries and employee benefits related to increased headcount, a $1.7 million increase in professional fees and legal expenses in connection with the settlement of a legal claim and our network outage earlier this year, a $1.4 million increase in the use of consultants and temporary contractors, and a $0.5 million increase in business tax. The increase in general and administrative expenses were offset by a $1.3 million decrease in stock-based compensation expense primarily relating to Performance Awards for which expense is recognized on an accelerated basis over the vesting period, as well as changes to the estimated shares of stock-based awards that are expected to vest.
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012. General and administrative expenses increased by $9.3 million, or 42.8%, in the year ended December 31, 2013 as compared to the same period of 2012. General and administrative expenses as a percentage of revenues increased by 2.8% of revenues. The increase in expense was primarily due to a $4.4 million increase in stock-based compensation expense primarily resulting from Performance Awards granted to certain executives during the third quarter of 2012 and the first quarter of 2013 and stock option and RSU grants made to new and existing employees, a $1.4 million increase in the use of consultants and temporary contractors for infrastructure and compliance projects, a $1.1 million increase in technology expenses relating to licenses and support for software used to manage our business, a $0.9 million increase in fees to professional service firms for accounting, tax, and investor relations services and a $0.4 million increase in depreciation expenses resulting from overall growth of our business and headcount.
Other Income, Net
Other income, net includes imputed interest expense related to capital lease obligations and acquisition holdback liabilities, interest income from notes receivable and investments, and realized gains and losses on sales of investments. The amounts were not significant in the years ended December 31, 2014, 2013 and 2012.
Income Taxes
Income tax provision of $6.8 million in 2014 was primarily due to statutory taxes on pretax income of $21.6 million. Income tax provision of $6.1 million in 2013 was primarily due to statutory taxes on pretax income of $19.4 million. Income tax provision of $1.7 million in 2012 was primarily due to statutory taxes on pretax income of $21.1 million offset by a $6.6 million reduction in our deferred tax asset valuation allowance.
Our effective tax rate did not significantly differ from the statutory federal rate during the years ended December 31, 2014 and 2013, although there were offsetting differences between the effective tax rate and statutory federal rate due to non-deductible items and state taxes, offset by benefits related to federal research and development credits. During the year ended December 31, 2012, our effective tax rate differed from the statutory federal rate principally due to changes in the valuation allowance.
The valuation allowance decreased by $6.5 million in 2012, increased by $0.3 million in 2013 and increased by $0.8 million in 2014. We continue to maintain a valuation allowance against the deferred tax assets related to certain state research and development tax credits, the realization of which is uncertain as we expect to generate additional such credits at a faster rate than we are able to utilize them. We will continue to assess the need for a valuation allowance on deferred tax assets by evaluating both positive and negative evidence that may exist. Any adjustment to the deferred tax asset valuation allowance will be recorded in the income statement for the periods that the adjustment is determined to be required.
Liquidity and Capital Resources
As of December 31, 2014, we had cash, cash equivalents and short-term investments of $76.1 million and long-term investments of $58.7 million. Cash and cash equivalents consist of cash and money market accounts. Both short and long-term investments consist of corporate bonds and obligations, certificates of deposit, municipal obligations, U.S. government notes and U.S. government agency securities.
We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund capital expenditures, operating expenses and other cash requirements for at least the next 12 months. We may enter into acquisitions in the future, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

The following table sets forth our statement of cash flows data for the periods presented:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Net cash provided by operating activities	$40,598	$28,959	$27,753
Net cash used in investing activities	$(61,237)	$(52,314)	$(69,121)
Net cash provided by financing activities	$13,933	$12,703	$61,750
Net increase (decrease) in cash and cash equivalents	$(6,706)	$(10,652)	$20,382
Operating Activities
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013. Cash provided by operating activities increased by $11.6 million from $29.0 million in 2013 to $40.6 million in 2014. In the consolidated statements of cash flows, cash provided by operating activities is presented as net income adjusted for non-cash expense items and changes in operating assets and liabilities. Net income increased by $1.5 million for the year ended December 31, 2014 as compared to the same period of 2013. The net contribution of non-cash items to cash provided by operating activities increased by $10.6 million for the year ended December 31, 2014 as compared to the same period of 2013. The net contribution of changes in operating assets and liabilities to cash provided by operating activities decreased by $0.5 million for the year ended December 31, 2014 as compared to the same period of 2013.
The $10.6 million increase in the net contribution of non-cash items to cash provided by operating activities was primarily due to a $4.8 million increase to cash from the realization of deferred taxes, a $2.0 million non-cash impairment loss on intangible assets acquired from MortgageCEO, a $1.3 million increase from the amortization of intangible assets as a result of the MortgageCEO and AllRegs acquisitions and a $1.1 million increase from excess tax benefits from the exercise of stock options that were reclassified from operating activities to financing activities.
Changes in operating assets and liabilities resulted in a net decrease of $0.5 million to cash provided by operating activities in the year ended December 31, 2014 as compared to the same period in 2013. Our net accounts receivable balance fluctuates from period to period, depending on the amount and timing of sales and billing activity, our customers’ payment method, and cash collections. The change in prepaid expenses and other current assets was primarily due to the timing of payments for computer software licenses. The change in deposits and other assets was due to deferred commission expenses and timing of the payment for software licenses. The change in accounts payable and accrued and other liabilities was due to the timing of additional liabilities and payments in general, and does not reflect any significant change in the nature of accrued liabilities. The increase in deferred revenue is primarily the result of continued sales of publishing subscriptions following the acquisition of AllRegs as well as an increase in sales of professional services, offset by a decrease in undelivered software maintenance as more customers adopt our SaaS platform which does not include the sale of stand-alone maintenance.
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012. Cash provided by operating activities increased by $1.2 million from $27.8 million in 2012 to $29.0 million in 2013. Net income decreased by $6.1 million for the year ended December 31, 2013 as compared to the same period of 2012. The net contribution of non-cash items to cash provided by operating activities increased by $1.5 million for the year ended December 31, 2013 as compared to the same period of 2012. The net contribution of changes in operating assets and liabilities to cash provided by operating activities increased by $5.9 million for the year ended December 31, 2013 as compared to the same period of 2012.
Contributing to the increase in the net contribution of non-cash expense items was a $7.4 million increase in stock-based compensation expense, primarily due to Performance Awards granted to certain executives during the third quarter of 2012 and the first quarter of 2013 and new stock option and RSUs grants made to new and existing employees, offset in part by reductions from fully vested, fully amortized stock options, which no longer impacted expense in 2013.  Also contributing was a $1.6 million increase in depreciation expense, primarily due to purchases of property and equipment for our data centers and for our new ERP system, which was placed into service during the fourth quarter of 2013. Additionally, amortization of investment premium increased by $1.6 million due to purchases of short-term and long-term investments starting in the fourth quarter of 2012. Offsetting these contributors to cash provided by operating activities were excess tax benefits, which reduce cash provided by operating activities and increased by $5.0 million primarily as a result of windfall tax benefits on the exercise of stock options, of which there were none in 2012. Also reducing cash provided by operating activities was the benefit from deferred income taxes, which increased by $3.8 million, primarily due to increases to deferred taxes related to stock-based compensation, and the lack of a reduction in the deferred tax asset valuation allowance during 2013, as there was in 2012.

Changes in operating assets and liabilities resulted in a net increase of $5.9 million to cash provided by operating activities in the year ended December 31, 2013 as compared to the same period in 2012. Our net accounts receivable balance fluctuates from period to period, depending on the timing of sales and billing activity, cash collections and changes to our allowance for doubtful accounts. The change in prepaid expenses and other current assets was primarily due to the timing of the payment for computer software licenses, as well as an increase in taxes receivable resulting from windfall tax benefits on the exercise of stock options. The change in deposits and other assets was due to deferred commission expenses which started in 2013 and timing of the payment for software licenses. The change in accounts payable and accrued and other liabilities was due to the timing of additional liabilities and payments in general, and does not reflect any significant change in the nature of accrued liabilities.
Investing Activities
Our primary investing activities have consisted of purchases and maturities of investments, purchases of property and equipment (including costs incurred to develop internal-use software) and payments for acquisitions (including holdback payments). Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations and the timing of our internal-use software projects subject to capitalization. We plan to continue to increase investments in hardware and software to support our growth and corporate infrastructure, and we intend to continue pursuing strategic acquisitions.
Cash used in investing activities of $61.2 million for the year ended December 31, 2014 was primarily the result of $19.8 million for purchases of property and equipment and costs incurred to develop internal-use software and website applications, $6.8 million in net purchases of investments, cash payments of $28.1 million and $4.5 million for the AllRegs and MortgageCEO acquisitions, respectively, and the final $2.0 million payment of the holdback from the acquisition of Del Mar Datatrac, Inc.
Cash used in investing activities of $52.3 million for the year ended December 31, 2013 was the result of $44.2 million in net purchases of investments, $6.1 million for purchases of property and equipment and costs incurred to develop internal-use software and website applications and $3.0 million in scheduled payments of the holdback from the 2011 acquisition of Del Mar Datatrac, Inc.
Cash used in investing activities of $69.1 million for the year ended December 31, 2012 was primarily the result of $58.1 million in net purchases of investments, $8.1 million for purchases of property and equipment mainly for our data centers and a $2.9 million holdback payment relating to the acquisition of DMD.
Financing Activities
Financing activities have consisted primarily of cash provided from the exercise of stock options, excess tax benefits from employee exercises of stock options, payments related to capital lease obligations and tax payments related to shares withheld by us upon the vesting of restricted stock units (RSUs). In May 2014, our board of directors approved a stock repurchase program under which we are authorized to repurchase up to $75.0 million of our common stock over a 36-month period, all of which remains available as of December 31, 2014. Under the program, purchases may be made from time to time on the open market, and will be funded from available working capital. There were no repurchases under the program during the year ended December 31, 2014.
Cash provided by financing activities of $13.9 million for the year ended December 31, 2014 consisted primarily of $10.2 million in proceeds from the exercise of stock options and $5.9 million in excess tax benefits from employee exercises of stock options, offset in part by tax payments of $0.9 million related to shares withheld for vested restricted stock units and payments on capital leases of $1.2 million.
Cash provided by financing activities of $12.7 million for the year ended December 31, 2013 consisted primarily of $6.5 million in proceeds from the exercise of stock options, and $7.0 million in excess tax benefits from employee exercises of stock options.
Cash provided by financing activities of $61.8 million for the year ended December 31, 2012 consisted primarily of $55.5 million in proceeds from our follow-on public offering, net of offering costs, $4.3 million in proceeds from the exercise of stock options and $2.0 million in excess tax benefit from exercise of stock options.
Off Balance Sheet Arrangements
As of December 31, 2014, we had no off-balance sheet arrangements and operating leases were the only financing arrangements not reported on our consolidated financial statements.

Contractual Obligations
At December 31, 2014, our contractual payment obligations are as follows:

	Payment due by period (as of December 31, 2014*)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Acquisition holdback, net of discounts	$522	$522	$—	$—	$—
Capital lease obligations	885	437	448	—	—
Operating lease obligations	38,096	3,409	7,638	7,645	19,404
Purchase obligations	11,482	6,780	4,702	—	—
Total	$50,985	$11,148	$12,788	$7,645	$19,404

*
In January 2015, we entered into a lease agreement to finance the purchase of computer equipment for our data centers with payments of $0.3 million per month over the 24 month term of the agreement. The Company has reflected the payments associated with this lease as a purchase obligation at December 31, 2014 in the table above.

Acquisition holdback, net of discounts is related to the acquisition of MortgageCEO. See Notes 5 and 8 of the Notes to Consolidated Financial Statements.
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
Our investments include cash, cash equivalents and both short-term and long-term investments including investment-grade interest-bearing securities, such as money market accounts, certificates of deposit, commercial paper, corporate bonds, municipal and government agency obligations and guaranteed obligations of the U.S. government. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments.
A hypothetical increase in interest rates of 1.0% would have resulted in a decrease in the fair value of our investment portfolio of $1.3 million as of December 31, 2014. The fluctuations in fair value of our investment portfolio reflect only the direct impact of the change in interest rates. Other economic variables, such as equity market fluctuations and changes in relative credit risk, could result in a significantly higher decline in the fair value of our net investment position. For further information on how credit risk is factored into the valuation of our investment portfolio see Note 4 of the Notes to Consolidated Financial Statements.

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

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Ellie Mae, Inc.
We have audited the accompanying consolidated balance sheets of Ellie Mae, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ellie Mae, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2015 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP
San Francisco, CA
March 2, 2015

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Ellie Mae, Inc.
We have audited the internal control over financial reporting of Ellie Mae, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control - Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2014, and our report dated March 2, 2015 expressed an unqualified opinion on those financial statements and schedule.

/s/ GRANT THORNTON LLP
San Francisco, CA
March 2, 2015

Ellie Mae, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$26,756	$33,462
Short-term investments	49,352	46,325
Accounts receivable, net of allowances for doubtful accounts of $66 and $81 as of December 31, 2014 and December 31, 2013, respectively	20,403	12,024
Prepaid expenses and other current assets	16,021	6,176
Total current assets	112,532	97,987
Property and equipment, net	28,694	12,869
Long-term investments	58,679	56,285
Intangible assets, net	21,452	5,089
Goodwill	65,338	51,051
Deposits and other assets	3,425	6,322
Total assets	$290,120	$229,603
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,726	$3,783
Accrued and other current liabilities	16,822	9,326
Acquisition holdback, net of discount	522	1,965
Deferred revenue	9,729	4,752
Total current liabilities	33,799	19,826
Leases payable, net of current portion	443	175
Other long-term liabilities	2,994	1,675
Total liabilities	37,236	21,676
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.0001 par value per share; 140,000,000 authorized shares, 28,907,147 and 27,624,025 shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	3	3
Additional paid-in capital	242,527	212,332
Accumulated other comprehensive loss	(95)	(34)
Retained earnings (accumulated deficit)	10,449	(4,374)
Total stockholders’ equity	252,884	207,927
Total liabilities and stockholders’ equity	$290,120	$229,603
See accompanying notes to these consolidated financial statements.

Ellie Mae, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except share and per share amounts)

	Year ended December 31,
	2014	2013	2012
Revenues	$161,537	$128,481	$101,845
Cost of revenues	46,283	32,630	23,114
Gross profit	115,254	95,851	78,731
Operating expenses:
Sales and marketing	26,544	21,331	17,887
Research and development	28,228	24,695	18,053
General and administrative	39,361	30,853	21,601
Total operating expenses	94,133	76,879	57,541
Income from operations	21,121	18,972	21,190
Other income (expense), net	488	460	(43)
Income before income taxes	21,609	19,432	21,147
Income tax provision	6,786	6,114	1,683
Net income	$14,823	$13,318	$19,464
Net income per share of common stock:
Basic	$0.53	0.50	0.83
Diluted	$0.50	0.47	0.76
Weighted average common shares used in computing net income per share of common stock:
Basic	27,858,828	26,581,962	23,523,222
Diluted	29,593,873	28,502,403	25,537,192

Net income	$14,823	$13,318	$19,464
Other comprehensive income (loss), net of taxes:
Unrealized gain (loss) on investments	(61)	31	(65)
Comprehensive income	$14,762	$13,349	$19,399
 See accompanying notes to these consolidated financial statements.

Ellie Mae, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances, December 31, 2011	21,019,590	2	116,012	—	(37,156)	78,858
Issuance of common stock under stock incentive plans	1,447,456	—	3,516	—	—	3,516
Issuance of common stock under employee stock purchase plan	126,242	—	742	—	—	742
Issuance of common stock in connection with public offering, net	3,465,245	1	55,530	—	—	55,531
Stock-based compensation	—	—	6,849	—	—	6,849
Excess tax benefit from exercise of stock options	—	—	1,967	—	—	1,967
Unrealized losses on investments	—	—	—	(65)	—	(65)
Net income	—	—	—	—	19,464	19,464
Balances, December 31, 2012	26,058,533	3	184,616	(65)	(17,692)	166,862
Issuance of common stock under stock incentive plans	1,462,566	—	4,623	—	—	4,623
Shares withheld for employee taxes related to vested restricted stock units	(6,344)	—	(174)	—	—	(174)
Issuance of common stock under employee stock purchase plan	109,270	—	1,922	—	—	1,922
Stock-based compensation	—	—	14,390	—	—	14,390
Excess tax benefit from exercise of stock options	—	—	6,955	—	—	6,955
Unrealized gains on investments	—	—	—	31	—	31
Net income	—	—	—	—	13,318	13,318
Balances, December 31, 2013	27,624,025	3	212,332	(34)	(4,374)	207,927
Issuance of common stock under stock incentive plans	1,210,435	—	7,537	—	—	7,537
Shares withheld for employee taxes related to vested restricted stock units	(29,424)	—	(902)	—	—	(902)
Issuance of common stock under employee stock purchase plan	102,111	—	2,624	—	—	2,624
Stock-based compensation	—	—	15,084	—	—	15,084
Excess tax benefit from exercise of stock options	—	—	5,852	—	—	5,852
Unrealized losses on investments	—	—	—	(61)	—	(61)
Net income	—	—	—	—	14,823	14,823
Balances, December 31, 2014	28,907,147	$3	$242,527	$(95)	$10,449	$252,884
See accompanying notes to these consolidated financial statements.

Ellie Mae, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,823	$13,318	$19,464
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,605	4,727	3,144
Provision for uncollectible accounts receivable	1	32	70
Amortization of intangible assets	2,779	1,442	1,635
Impairment loss on intangible assets	1,968	—	—
Amortization of discount related to acquisition holdback	36	106	186
Amortization of investment premium	1,280	1,614	—
Stock-based compensation expense	14,548	14,259	6,849
Write-off of internal-use software costs	693	—	19
Excess tax benefit from exercise of stock options	(5,852)	(6,955)	(1,967)
Deferred income taxes	395	(4,364)	(559)
Changes in operating assets and liabilities:
Accounts receivable	(8,380)	(2,303)	(3,004)
Prepaid expenses and other current assets	(4,867)	4,219	(1,506)
Deposits and other assets	(1,146)	(1,353)	50
Accounts payable	2,675	907	500
Accrued, other current and other liabilities	13,436	3,437	2,538
Deferred revenue	2,604	(127)	334
Net cash provided by operating activities	40,598	28,959	27,753
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(19,834)	(6,092)	(8,121)
Purchases of investments	(64,748)	(101,121)	(65,811)
Maturities of investments	57,986	56,899	7,708
Acquisitions, net of cash acquired	(34,641)	(3,000)	(2,907)
Other investing activities, net	—	1,000	10
Net cash used in investing activities	(61,237)	(52,314)	(69,121)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from public offerings, net of commissions	—	—	55,964
Offering costs paid during the period	—	—	(433)
Payment of capital lease obligations	(1,178)	(624)	(6)
Proceeds from issuance of common stock under employee stock plans	10,161	6,546	4,258
Tax payments related to shares withheld for vested restricted stock units	(902)	(174)	—
Excess tax benefit from exercise of stock options	5,852	6,955	1,967
Net cash provided by financing activities	13,933	12,703	61,750
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,706)	(10,652)	20,382
CASH AND CASH EQUIVALENTS, Beginning of period	33,462	44,114	23,732
CASH AND CASH EQUIVALENTS, End of period	$26,756	$33,462	$44,114
Supplemental disclosure of cash flow information:
Cash paid for interest	$40	$268	$356
Cash paid for income taxes	$126	$4,582	$212
Supplemental disclosure of non-cash investing and financing activities:
Fixed asset purchases not yet paid	$921	$884	$186
Stock-based compensation capitalized to property and equipment	$534	$131	$—
Acquisition of property and equipment under capital leases	$1,269	$1,271	$—
See accompanying notes to these consolidated financial statements.

Ellie Mae, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1—Description of Business
Ellie Mae, Inc. (the “Company” or “Ellie Mae”) is a leading provider of innovative on-demand software solutions and services for the residential mortgage industry in the United States.  Its end-to-end Encompass mortgage management solution provides one system of record that allows banks, credit unions and mortgage lenders to originate and fund mortgages and improve compliance, loan quality and efficiency.
NOTE 2—Basis of Presentation and Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of Ellie Mae and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.
Certain adjustments primarily related to the Company’s tax provision for the year ended December 31, 2013 have been made as further described in Note 2, under “Correction of Immaterial Errors.” In addition, certain amounts in prior periods have been reclassified to conform to current period presentation, with no effect on previously reported net income or stockholders’ equity.
Applicable Accounting Guidance
Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative generally accepted accounting principles in the United States (“U.S. GAAP”), as found in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”).
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management evaluates estimates on a regular basis including those relating to revenue recognition, the allowance for doubtful accounts, goodwill, intangible assets, the valuation of deferred income taxes, stock-based compensation and unrecognized tax benefits, among others. Actual results could differ from those estimates and such differences may have a material impact on the Company’s consolidated financial statements and footnotes.
Cash and Cash Equivalents
All highly liquid investments with original maturities of 90 days or less are considered to be cash equivalents. Cash equivalents are recorded at cost, which approximates fair value.
Fair Value of Financial Instruments
The fair values of the Company’s cash equivalents, accounts receivable and accounts payable approximate their carrying values due to the short maturities of the instruments. The fair value of the Company’s capital lease obligations approximates the carrying value due to the terms continuing to approximate prevailing market terms.
All of the Company’s investments that have maturities of greater than 90 days are classified as available-for-sale and are carried at fair value. The Company invests excess cash primarily in investment-grade interest-bearing securities, such as money market accounts, certificates of deposit, commercial paper, corporate bonds, municipal and government agency obligations and guaranteed obligations of the U.S. government. Fair value is determined based on quoted market rates when observable or utilizing data points that are observable, such as quoted prices, interest rates and yield curves. The cost of available-for-sale marketable securities sold is based on the specific identification method. Unrealized gains and losses are reported in stockholders’ equity as accumulated other comprehensive (income) loss. Realized gains and losses are included in other income (expense), net. Interest and dividends are included in other income (expense), net when they are earned.
Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable consist of amounts billed to customers in connection with sales of services. The Company analyzes individual trade accounts receivable by considering historical bad debts, customer creditworthiness, current economic trends, changes in customer payment terms and collection trends when evaluating the adequacy of the allowance for doubtful accounts.

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
Concentration of Credit Risk
The financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments and accounts receivable. The Company’s cash and cash equivalents are deposited with major financial institutions in the United States. At times, such deposits may be in excess of federally insured limits. Management believes that the Company’s investments in cash equivalents and available-for-sale investments are financially sound. The Company’s accounts receivable are derived from revenue earned from customers located in the United States. The Company had no customers that represented 10% or more of revenues for the years ended December 31, 2014, 2013 and 2012. No customer represented more than 10% of accounts receivable as of December 31, 2014 and 2013.
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
Capitalization of costs begins when the preliminary project stage has been completed, management authorizes and commits to funding a project and it is probable that the project will be completed and the software or website application will be used to perform the function intended. Internal and external costs incurred as part of the preliminary project stage are expensed as incurred.
Capitalization ceases at the point at which the project is substantially complete and ready for its intended use. Internal and external training costs and maintenance costs during the post-implementation operation stage are expensed as incurred.
Internal-developed core software is amortized on a straight-line basis over its estimated useful life, generally three to five years. Amortization of product related internal-use software and website applications is typically recorded to cost of revenues, and amortization of other internal-use software and website applications is typically recorded to the operating expense line to which it most closely relates. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. The capitalized costs are included in property and equipment, net in the accompanying consolidated balance sheets. For the years ended December 31, 2014, 2013 and 2012, the Company capitalized software and website application development costs of $15.9 million, $5.1 million, and $0.5 million, respectively.
During the year ended December 31, 2014, the Company recorded a $0.7 million impairment loss on the write-off of internal-use software. There were no such write-offs during the years ended December 31, 2013 and 2012.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation and are depreciated on a straight-line basis over their estimated useful lives, which is generally three to seven years. Leasehold improvements are amortized on a straight-line basis over their estimated useful lives or over the term of the lease, whichever is shorter.
Business Combinations
The Company recognizes and measures the identifiable assets acquired in a business combination, the liabilities assumed and any non-controlling interest in the acquiree, measured at their fair values as of the acquisition date. The Company recognizes contingent consideration arrangements at their acquisition-date fair values with subsequent changes in fair value reflected in earnings, recognizes pre-acquisition loss and gain contingencies at their acquisition-date fair values (with certain exceptions), capitalizes in-process research and development assets and expenses acquisition-related transaction costs as incurred. Due to the inherent uncertainty in the Company’s best estimates and assumptions, they are subject to refinement. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of assets acquired and liabilities assumed, with the corresponding offset to goodwill. Any subsequent adjustments, including changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period, are recognized in earnings rather than as an adjustment to the cost of the acquisition.

Goodwill
The Company records goodwill in a business combination when the consideration paid exceeds the fair value of the net assets acquired. Goodwill is not amortized, but is tested for impairment at least annually in the fourth quarter of the Company’s fiscal year, or whenever changes in circumstances indicate that the fair value of a reporting unit is less than its carrying amount, including goodwill. The annual test is performed at the reporting unit level using a fair-value based approach. The Company’s operations are organized as one reporting unit. In testing for a potential impairment of goodwill, the Company first compares the carrying value of assets and liabilities to the estimated fair value. If estimated fair value is less than carrying value, then potential impairment exists. The amount of any impairment is then calculated by determining the implied fair value of goodwill using a hypothetical purchase price allocation. Impairment is equivalent to any excess of goodwill carrying value over its implied fair value. There were no impairment charges related to goodwill during the years ended December 31, 2014, 2013, and 2012.
The process of evaluating the potential impairment of goodwill requires significant judgment at many points during the analysis, including calculating fair value of the reporting unit based on estimated future cash flows and discount rates to be applied.
Intangible Assets
Intangible assets are stated at cost less accumulated amortization. Intangible assets include developed technology, trade names and customer lists and contracts. Intangible assets with finite lives are amortized on a straight-line basis over the estimated periods of benefit, as follows:

Developed technology	2-5 years
Trade names with finite lives	2-3 years
Customer lists and contracts	4-9 years
Intangible assets with indefinite useful lives, including the AllRegs trade name, are stated at cost. The Company evaluates the remaining useful life of indefinite-lived intangible assets each reporting period to determine whether events and circumstances continue to support an indefinite useful life.
The Company evaluates its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to future undiscounted net cash flows expected to be generated by the asset or asset group. If such assets or asset groups are considered to be impaired, the impairment loss to be recognized is measured by the amount by which the carrying amounts of the assets or asset groups exceed the fair value of the assets or asset groups. Assets to be disposed of are reported at the lower of the carrying amount and fair value less costs to sell. Except as described in Note 6, there has been no loss on impairment or disposal of intangible assets.
Impairment of Long-Lived Assets
The Company evaluates its long-lived assets for indications of possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Except for the impairment losses recorded on internal-use software and intangible assets described elsewhere in this note, there has been no loss on impairment or disposal of long-lived assets.
Revenue Recognition
The Company generates revenues primarily from transaction-based fees and fees for software and related services. On-demand revenues are revenues generated from company-hosted software subscriptions that customers access through the Internet and revenues from customers that pay fees based on a per closed loan, or success, basis subject to monthly base fees, which the Company refers to as Success-Based Pricing. Additionally, on-demand revenues are comprised of software services sold transactionally; Ellie Mae Network transaction fees; education and training, loan product and guideline data and analytics services under the AllRegs brand; and professional services which include consulting, implementation and training services. On-premise revenues are revenues generated from maintenance services, sales of customer-hosted software licenses, and professional services. Sales taxes assessed by governmental authorities are excluded from revenue.
The Company commences revenue recognition when all of the following conditions are satisfied:
•There is persuasive evidence of an arrangement;
•The service has been or is being provided to the customer;
•The collection of the fees is reasonably assured; and

•The amount of fees to be paid by the customer is fixed or determinable.
On-Demand Revenues
Subscription Services and Usage-Based Fee Arrangements. Subscription services and usage-based fee arrangements generally include a combination of the Company’s products delivered as software-as-a-service (“SaaS”) and support services. These arrangements are generally non-cancelable and do not contain refund-type provisions. These revenues typically include the following:
SaaS Encompass Revenues. The Company offers web-based, on-demand access to Encompass software for a monthly recurring fee. The Company provides the right to access its loan origination software and handles the responsibility of managing the servers, providing security, backing up the data and applying updates. Customers under SaaS arrangements may not take possession of the software at any time during the term of the agreement. Subscription revenues are recognized ratably over the contract terms as subscription services are provided, beginning on the commencement date of each contract, which is the date the Company’s service is made available to customers. Contracts generally range from one year to five years.
Alternatively, customers can elect to pay on a success basis. Success basis contracts generally have a term of one to five years and are subject to monthly base fees, which enable customers to close loans up to a contractually agreed-to minimum number of transactions, and additional closed loan fees, which are assessed for loans closed in excess of the minimum. Revenue is earned from both base fees and additional closed loan fees as the result of the customer’s usage of Encompass. Monthly base fees are recognized over the respective monthly service period as the subscription services are provided. Additional closed loans fees are recognized when the loans are reported as closed. This offering also includes Encompass CenterWise, Encompass Compliance Service and Encompass Docs Solution as integrated components, which are combined elements of the arrangement that are delivered in conjunction with the SaaS Encompass offering and therefore are not accounted for separately.
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
Services Revenues. The Company provides a variety of mortgage-related and other business services, including automated documentation; fraud detection, valuation, validation and risk analysis; income verification; marketing and customer management; flood zone certifications; and compliance reports. Services revenues are recognized upon completion of the services.
Transactional Revenues. The Company has entered into agreements with various lenders, service providers and certain government-sponsored entities participating in the mortgage origination process that provide them access to, and ability to interoperate with, mortgage originators on the Ellie Mae Network. Under these agreements, the Company earns transaction fees when transactions are processed through the Ellie Mae Network. Transaction revenues are recognized when there is evidence that the qualifying transactions have occurred on the Ellie Mae Network and collection of the resulting receivable is reasonably assured.
Subscriptions to Online Research and Data Resources: The Company provides mortgage originators and underwriters with access to online databases of various federal and state laws and regulations and forms as well as mortgage investor product guidelines. Subscription fees are recognized ratably over the subscription term as subscription services are provided, which is typically one year.
Professional Services Revenues: Professional services revenues are generally recognized when milestones are achieved for fixed price contracts or as the services are rendered for time and material contracts. The majority of our professional services contracts are on fixed price basis. Training revenues are recognized as the services are rendered.
On-Premise Revenues
Revenue from the sale of software licenses is recognized in the month in which the required revenue recognition criteria are met, generally in the month in which the software is delivered. Revenue from the sale of maintenance services and professional services is recognized over the period in which the services are provided.

Multiple Element Arrangements
The Company has entered into both subscription services and software arrangements with multiple elements. For arrangements with multiple deliverables, the Company evaluates whether the individual deliverables qualify as separate units of accounting. In order to treat deliverables in a multiple-deliverable arrangement as separate units of accounting, the deliverables must have standalone value upon delivery.
Subscription services agreements with multiple elements generally include multiple subscriptions and professional services. When such agreements involve multiple elements that qualify as separate units of accounting, the Company allocates arrangement consideration to all deliverables at the inception of an arrangement based on the relative selling price method in accordance with the selling price hierarchy, which includes: (i) vendor specific objective evidence (“VSOE”) if it is available; (ii) third-party evidence (“TPE”) if VSOE is not available; and (iii) the best estimate of selling price (“BESP”) if neither VSOE nor TPE is available.
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
Subscription services have standalone value as such services are often sold separately. Additionally, the Company has concluded that professional services included in multiple element arrangements have standalone value. In establishing standalone value, the Company considered the following factors for each professional services agreement: availability of the services from other vendors, the nature of the professional services, and the timing of when the professional services contract was signed in comparison to the subscription service start date.
For software arrangements with multiple elements (e.g., maintenance and support contracts bundled with licenses), revenue is allocated to the delivered elements of the arrangement when VSOE is determinable, using the residual value method based on objective evidence of the fair value of the undelivered elements, which is specific to the Company. When VSOE is not determinable, the entire arrangement is recognized ratably over the term of the contract. Revenue is recognized under this model upon receipt of cash payment from the customer if collectability is not reasonably assured and when other revenue recognition criteria have been met. The VSOE of fair value for maintenance and support obligations related to licenses is based upon the prices paid for the separate renewal of these services by customers. Maintenance revenues are recognized ratably over the period of the maintenance contract.
Deferred Revenue
Deferred revenue represents billings or payments received in advance of revenue recognition and is recognized as the revenue recognition criteria are met. Balances consist primarily of prepaid subscription services and professional, training and maintenance services not yet provided as of the balance sheet date. Deferred revenue that will be recognized during the succeeding 12 month period is recorded as current deferred revenue, and the remaining portion is recorded as other long-term liabilities. Long-term deferred revenue at December 31, 2014 and 2013 was not material.

Deferred Commission Expense
Deferred commission expenses are the incremental costs that are directly associated with non-cancelable subscription contracts with customers and consist of sales commissions paid to our direct sales force. Commissions are calculated based on a percentage of the revenues for the non-cancelable term of subscription contracts, which are typically one to five years.
Prior to 2013, commissions were paid and recognized as sales expense when customer payments for contracted services were received on a monthly basis because commissions were earned based on receipt of customer payments. In 2013, the Company amended its commission plans to provide for payment after the customer’s contract is signed. As a result of the change in commission plans, beginning in 2013, commission expense was deferred and amortized to sales expense over the non-cancelable terms of the related subscription contracts. The deferred commission expense amounts are recoverable through the future revenue streams under the non-cancelable customer contracts. The plans also include claw back provisions, which require repayment of a proportionate amount of commissions, should customers cancel their contracts prior to the end of the initial contractual term.
During the years ended December 31, 2014 and 2013, the Company deferred $2.5 million and $1.9 million of commission expense, respectively. No amounts were deferred during the year ended December 31, 2012.
At December 31, 2014 and 2013, $3.3 million and $1.6 million of deferred commission remained on our consolidated balance sheets, respectively.
Warranties and Indemnification
The Company provides a warranty for its software products and services to its customers and accounts for its warranties as a contingent liability. The Company’s software is generally warranted to perform substantially as described in the associated product documentation and to satisfy defined levels of uptime reliability. The Company’s services are generally warranted to be performed consistent with industry standards. The Company has not provided for a warranty accrual as of December 31, 2014 or 2013. To date, the Company’s product warranty expense has not been significant.
The Company generally agrees to indemnify its customers against legal claims that the Company’s software products infringe certain third-party intellectual property rights and accounts for its indemnification obligations as a contingent liability. In addition, the Company may also incur liability under its contracts if it breaches its warranties as well as certain security and/or confidentiality obligations. To date, the Company has not been required to make any payment resulting from either infringement claims asserted against its customers or from claims in connection with a breach of the security and/or confidentiality obligations in the Company’s contracts. The Company has not recorded a liability for related costs as of December 31, 2014 or 2013.
The Company has obligations under certain circumstances to indemnify each member of the Company’s board of directors against judgments, fines, settlements and expenses related to claims against such directors and otherwise to the fullest extent permitted under Delaware law and the Company’s bylaws and certificate of incorporation.
Cost of Revenues
The Company’s cost of revenues consists primarily of salaries, benefits and related costs (including stock-based compensation), allocated facilities costs, customer support, data centers, expenses for document preparation, income verification and compliance services, depreciation on computer equipment used in supporting the Ellie Mae Network, the Company’s SaaS Encompass and Encompass CenterWise offerings, amortization of acquired intangible assets and capitalized internal-use software and website applications directly involved in revenue producing activities and professional services associated with implementation of software.
Research and Development Costs
The Company’s research and development expenses consist primarily of: salaries and benefits, including bonuses and stock-based compensation expense; fees to contractors engaged in the development and support of the Ellie Mae Network, Encompass software and other products; and allocated facilities costs. Research and development costs that are not capitalized as internal-use software are expensed as they are incurred.
Advertising Expenses
The Company expenses advertising costs as incurred. Advertising expenses for the years ended December 31, 2014, 2013 and 2012 were $0.4 million, $0.4 million, and $0.3 million, respectively.

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
The Company recognizes compensation expense related to restricted awards, restricted stock unit awards (“RSUs”), and performance share awards (“Performance Awards”) based on the fair market value of the underlying shares of common stock as of the date of grant. Expense related to the restricted awards and the RSUs are recognized on a straight-line basis over the requisite service period of the award, which generally equals the vesting period. Expense related to the Performance Awards is recognized under the graded vesting method over the requisite service period of the award, which recognizes a larger portion of the expense during the beginning of the vesting period than in the end of the vesting period. Management estimates the probable number of shares of common stock that will be granted until the achievement of the performance goals is known.
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
Other Income (Expense), Net
Other income, net consisted of the following:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Interest income	556	650	146
Net realized gain (loss) on investments	1	(55)	—
Interest expense	(69)	(135)	(189)
Total other income (expense), net	488	460	(43)
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
Comprehensive Income
Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net income, specifically unrealized gains (losses) on available-for-sale investments. Except for net realized loss on investments which was not significant, there were no reclassifications out of accumulated other comprehensive income (loss) that affected net income during the years ended December 31, 2014 and 2013.
Geographical Information
The Company is domiciled in the United States and had no international operations or sales to customers outside of the United States for the years ended December 31, 2014, 2013 and 2012.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 also requires significantly expanded disclosures about revenue recognition. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company has not yet developed an expectation of the impact that adoption will have on its consolidated financial statements.
In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, an entity must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter; early adoption is permitted. The Company does not believe that adoption of ASU 2014-15 will have a material impact on its consolidated financial statements.
Correction of Immaterial Errors
During 2013 and the first three quarters of 2014, in preparing its quarterly and annual tax provisions, the Company incorrectly excluded a portion of compensation to the Company’s executive officers as nondeductible for income tax purposes under Section 162(m) of the Internal Revenue Code. During the fourth quarter of 2014, management determined that such compensation was, in fact, deductible and should have been included in the computation of the Company’s historical income tax computations. The Company assessed the materiality of this misstatement on prior periods’ financial statements in accordance with SEC’s Staff Accounting Bulletin ("SAB") No. 99, Materiality, codified in ASC 250, ("ASC 250"), Presentation of Financial Statements, and concluded that the misstatement was not material to any prior annual or interim periods, but the cumulative adjustment necessary to correct the classification would be material to the three months ended December 31, 2014. In accordance with ASC 250 (SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), the financial statements as of December 31, 2013 and for the year ended December 31, 2013, which are presented herein, have been corrected. The financial statements have also been revised to reflect the correction of certain other previously uncorrected immaterial prior period errors.

The following tables summarize the previously reported and corrected amounts of the impacted balances presented in the accompanying consolidated financial statements (in thousands except per share data).

	As Previously Reported
	Three months ended							Year ended
	Sep 30, 2014	Jun 30, 2014	Mar 31, 2014	Dec 31, 2013	Sep 30, 2013	Jun 30, 2013	Mar 31, 2013	Dec 31, 2013
Revenues	$42,798	$39,984	$32,178	$30,350	$33,006	$34,270	$30,855	$128,481
Cost of revenues	11,669	10,576	9,200	8,198	8,332	8,607	7,611	32,748
Gross profit	31,129	29,408	22,978	22,152	24,674	25,663	23,244	95,733
Operating expenses
Sales and marketing	6,521	6,451	6,095	6,098	5,163	5,167	4,903	21,331
Research and development	6,456	6,077	6,815	6,044	6,573	6,530	5,548	24,695
General and administrative	9,556	9,551	8,993	7,745	7,547	7,975	7,586	30,853
Total operating expenses	22,533	22,079	21,903	19,887	19,283	19,672	18,037	76,879
Income from operations	8,596	7,329	1,075	2,265	5,391	5,991	5,207	18,854
Other income, net	134	109	100	105	83	151	121	460
Income before income taxes	8,730	7,438	1,175	2,370	5,474	6,142	5,328	19,314
Income tax provision	4,675	3,082	393	752	2,114	2,457	1,415	6,738
Net income	$4,055	$4,356	$782	$1,618	$3,360	$3,685	$3,913	$12,576

Net income per share
Basic	$0.14	$0.16	$0.03	$0.06	$0.13	$0.14	$0.15	$0.47
Diluted	$0.14	$0.15	$0.03	$0.06	$0.12	$0.13	$0.14	$0.44

	Adjustments
	Three months ended							Year ended
	Sep 30, 2014	Jun 30, 2014	Mar 31, 2014	Dec 31, 2013	Sep 30, 2013	Jun 30, 2013	Mar 31, 2013	Dec 31, 2013
Revenues	$—	$—	$—	$—	$—	$—	$—	$—
Cost of revenues	—	—	118	(44)	(44)	(30)	—	(118)
Gross profit	—	—	(118)	44	44	30	—	118
Operating expenses
Sales and marketing	(276)	—	—	—	—	—	—	—
Research and development	—	—	—	—	—	—	—	—
General and administrative	—	—	—	—	—	—	—	—
Total operating expenses	(276)	—	—	—	—	—	—	—
Income from operations	276	—	(118)	44	44	30	—	118
Other income, net	—	—	—	—	—	—	—	—
Income before income taxes	276	—	(118)	44	44	30	—	118
Income tax provision	(686)	(368)	(118)	(49)	(242)	(188)	(145)	(624)
Net income	$962	$368	$—	$93	$286	$218	$145	$742

Net income per share
Basic	$0.04	$0.01	$—	$—	$0.01	$0.01	$0.01	$0.03
Diluted	$0.03	$0.01	$—	$—	$0.01	$0.01	$0.01	$0.03

	As Corrected
	Three months ended							Year ended
	Sep 30, 2014	Jun 30, 2014	Mar 31, 2014	Dec 31, 2013	Sep 30, 2013	Jun 30, 2013	Mar 31, 2013	Dec 31, 2013
Revenues	$42,798	$39,984	$32,178	$30,350	$33,006	$34,270	$30,855	$128,481
Cost of revenues	11,669	10,576	9,318	8,154	8,288	8,577	7,611	32,630
Gross profit	31,129	29,408	22,860	22,196	24,718	25,693	23,244	95,851
Operating expenses
Sales and marketing	6,245	6,451	6,095	6,098	5,163	5,167	4,903	21,331
Research and development	6,456	6,077	6,815	6,044	6,573	6,530	5,548	24,695
General and administrative	9,556	9,551	8,993	7,745	7,547	7,975	7,586	30,853
Total operating expenses	22,257	22,079	21,903	19,887	19,283	19,672	18,037	76,879
Income from operations	8,872	7,329	957	2,309	5,435	6,021	5,207	18,972
Other income, net	134	109	100	105	83	151	121	460
Income before income taxes	9,006	7,438	1,057	2,414	5,518	6,172	5,328	19,432
Income tax provision	3,989	2,714	275	703	1,872	2,269	1,270	6,114
Net income	$5,017	$4,724	$782	$1,711	$3,646	$3,903	$4,058	$13,318

Net income per share
Basic	$0.18	$0.17	$0.03	$0.06	$0.14	$0.15	$0.16	$0.50
Diluted	$0.17	$0.16	$0.03	$0.06	$0.13	$0.14	$0.15	$0.47

	As Previously Reported	Adjustments	As Corrected
Balance Sheet Items as of December 31, 2013
Prepaid expenses and other current assets	$6,473	$(297)	$6,176
Total current assets	98,284	(297)	97,987
Property and equipment, net	12,751	118	12,869
Deposits and other assets	5,112	1,210	6,322
Total assets	228,572	1,031	229,603
Accrued and other current liabilities	10,224	(898)	9,326
Total current liabilities	20,724	(898)	19,826
Other long-term liabilities	777	898	1,675
Additional paid-in capital	212,043	289	212,332
Accumulated deficit	(5,116)	742	(4,374)
Total stockholders’ equity	206,896	1,031	207,927
Total liabilities and stockholders’ equity	228,572	1,031	229,603

	As Previously Reported	Adjustments	As Corrected
Statement of Stockholders’ Equity Items for the Year Ended December 31, 2013
Net income for the year ended December 31, 2013	12,576	742	13,318
Excess tax benefit from exercise of stock options for the year ended December 31, 2013	6,666	289	6,955
Additional paid-in capital at December 31, 2013	212,043	289	212,332
Accumulated deficit at December 31, 2013	(5,116)	742	(4,374)
Total stockholders’ equity at December 31, 2013	206,896	1,031	207,927

	As Previously Reported	Adjustments	As Corrected
Statement of Cash Flows Items for the Year Ended December 31, 2013
Net income	$12,576	$742	$13,318
Depreciation	4,845	(118)	4,727
Excess tax benefit from exercise of stock options (operating activities)	(6,666)	(289)	(6,955)
Deferred income taxes	(2,987)	(1,377)	(4,364)
Change in prepaid expenses and other current assets	3,466	753	4,219
Net cash provided by operating activities	29,248	(289)	28,959
Excess tax benefit from exercise of stock options (financing activities)	6,666	289	6,955
Net cash provided by financing activities	12,414	289	12,703
NOTE 3—Net Income Per Share of Common Stock
Net income per share of common stock is calculated by dividing net income by the weighted average shares of common stock outstanding during the period. Diluted net income per share of common stock is calculated by dividing net income by the weighted average shares of common stock outstanding and potential shares of common stock during the period. Potential shares of common stock include dilutive shares attributable to the assumed exercise of stock options, RSUs, performance share awards (“Performance Awards”) and Employee Stock Purchase Plan (“ESPP”) shares using the treasury stock method, if dilutive.

The components of net income per share of common stock were as follows:

	Year ended December 31,
	2014	2013	2012
	(in thousands, except share and per share amounts)
Net income	$14,823	$13,318	$19,464
Basic shares:
Weighted average common shares outstanding	27,858,828	26,581,962	23,523,222
Diluted shares:
Weighted average shares used to compute basic net income per share	27,858,828	26,581,962	23,523,222
Effect of potentially dilutive securities:
Employee stock options, RSUs, Performance Awards and ESPP shares	1,735,045	1,920,441	2,013,970
Weighted average shares used to compute diluted net income per share	29,593,873	28,502,403	25,537,192
Net income per share:
Basic	$0.53	$0.50	$0.83
Diluted	$0.50	$0.47	$0.76
The following potential common shares were excluded from the computation of diluted net income per share, as their effect would have been anti-dilutive:

	Year ended December 31,
	2014	2013	2012
Employee stock options and awards	624,277	758,900	252,462
Performance Awards are included in the diluted shares outstanding for each period if the established performance criteria have been met at the end of the respective periods. However, if none of the required performance criteria have been met for such awards, the Company includes the number of shares that would be issuable if the end of the reporting period were the end of the contingency period. Accordingly, in addition to the shares noted above, 588,000 Performance Awards were excluded from the dilutive shares outstanding for the year ended December 31, 2012. No shares were excluded from the dilutive shares outstanding for the years ended December 31, 2014 or 2013.
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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis, according to the valuation techniques the Company used to determine their values:

	Fair value at	Fair value measurements using inputs considered as
	December 31, 2014	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$3,220	$3,220	$—	$—
Corporate notes and obligations	29,035	—	29,035	—
Certificates of deposit	14,962	—	14,962	—
Municipal obligations	3,155	—	3,155	—
U.S. government and government agency obligations	60,879	16,946	43,933	—
	$111,251	$20,166	$91,085	$—

	Fair value at	Fair value measurements using inputs considered as
	December 31, 2013	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$16,431	$16,431	$—	$—
Corporate notes and obligations	26,774	—	26,774	—
Certificates of deposit	14,920	—	14,920	—
Municipal obligations	3,830	—	3,830	—
U.S. government and government agency obligations	60,018	11,428	48,590	—
	$121,973	$27,859	$94,114	$—
Financial instruments include cash, cash equivalents and investments including investment-grade interest-bearing securities, such as money market accounts, certificates of deposit, commercial paper, corporate bonds, municipal and government agency obligations and guaranteed obligations of the U.S. government. The Company classifies its money market funds that are specifically backed by debt securities and U.S. government obligations as Level 1 instruments due to the use of observable market prices for identical securities that are traded in active markets.
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
As of December 31, 2014 and December 31, 2013, the Company did not have any assets or liabilities that were valued using Level 3 inputs. For the years ended December 31, 2014, 2013 and 2012, there were no transfers of financial instruments between Level 1, Level 2 or Level 3 classifications.
For the years ended December 31, 2014, 2013 and 2012, the Company recognized interest income from financial instruments of $0.6 million, $0.7 million and $0.1 million, respectively. Gross realized gains and gross realized losses from the sale of investments were not significant during the years ended December 31, 2014, 2013 and 2012.

The carrying amounts, gross unrealized gains and losses and estimated fair value of cash and cash equivalents and both short-term and long-term investments consisted of the following:

	December 31, 2014
	Amortized cost	Unrealized gains	Unrealized losses	Carrying or fair value
	(in thousands)
Cash and cash equivalents:
Cash	$23,536	$—	$—	$23,536
Money market funds	3,220	—	—	3,220
	$26,756	$—	$—	$26,756
Investments:
Corporate notes and obligations	$29,071	$4	$(40)	$29,035
Certificates of deposit	14,972	11	(21)	14,962
Municipal obligations	3,149	6	—	3,155
U.S. government and government agency obligations	60,934	18	(73)	60,879
	$108,126	$39	$(134)	$108,031

	December 31, 2013
	Amortized cost	Unrealized gains	Unrealized losses	Carrying or fair value
	(in thousands)
Cash and cash equivalents:
Cash	$14,092	$—	$—	$14,092
Money market funds	16,431	—	—	16,431
U.S. government agency securities	2,939	—	—	2,939
	$33,462	$—	$—	$33,462
Investments:
Corporate notes and obligations	$26,770	$17	$(13)	$26,774
Certificates of deposit	14,945	1	(26)	14,920
Municipal obligations	3,827	5	(2)	3,830
U.S. government and government agency obligations	57,102	15	(31)	57,086
	$102,644	$38	$(72)	$102,610

The following table shows the gross unrealized losses and the related fair values of our investments that have been in a continuous unrealized loss position:

	December 31, 2014
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
	(in thousands)
Corporate notes and obligations	$19,535	$(40)	$—	$—	$19,535	$(40)
Certificates of deposit	5,735	(21)	—	—	5,735	(21)
U.S. government and government agency obligations	34,899	(73)	—	—	34,899	(73)
	$60,169	$(134)	$—	$—	$60,169	$(134)

	December 31, 2013
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
	(in thousands)
Corporate notes and obligations	$6,403	$(13)	$—	$—	$6,403	$(13)
Certificates of deposit	12,714	(26)	—	—	12,714	(26)
Municipal obligations	552	(2)	—	—	552	(2)
U.S. government and government agency obligations	24,975	(31)	—	—	24,975	(31)
	$44,644	$(72)	$—	$—	$44,644	$(72)
The following table summarizes the maturities of the Company’s investments at December 31, 2014:

Carrying or fair value
(in thousands)
2015	$49,352
2016	40,848
2017	17,831
Total	$108,031
Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.
NOTE 5—Acquisitions
MortgageCEO
On January 15, 2014, the Company acquired substantially all the assets of ARG Interactive, LLC (dba MortgageCEO) (“MortgageCEO”), a SaaS company specializing in customer relationship management and marketing solutions for the residential mortgage industry. The Company acquired the MortgageCEO business in order to add functionality to its product offerings. The transaction was accounted for as a business combination and, accordingly, the total purchase price was allocated to the assets acquired based on their respective fair values. The Company expensed all transaction costs, which were insignificant, in the period in which they were incurred.
The total purchase consideration was $5.0 million in cash, of which $4.5 million was paid at the time of closing. The remaining $0.5 million (the “holdback funds”) has been retained from the purchase consideration to cover working capital adjustments and any indemnity claims. Any unused portion of the holdback funds will be paid on July 15, 2015. The liability associated with the holdback funds is recorded to Acquisition holdback, net of discount in the Balance Sheet.

The allocation of the consideration of $5.0 million to the identifiable tangible and intangible assets acquired and liabilities assumed under the purchase method of accounting, based on their estimated fair values as of the acquisition date, is summarized in the following table (in thousands):

Amortizable intangible assets:
Developed technology	$2,927
Customer relationships	643
Trade name	41
Goodwill	1,409
Total purchase consideration	$5,020
Developed technology consists of the technology underlying MortgageCEO’s existing products and has an estimated useful life of 5 years. The value of the developed technology was determined by discounting the estimated net future cash flows of these products.
Customer relationships relate to the Company’s ability to sell existing and future versions of the Company’s products and services to existing MortgageCEO customers and have an estimated useful life of five years. The fair value of the customer relationships was determined by discounting the estimated future net cash flows from future sales to existing customers.
Trade name represents the right to use the MortgageCEO name and has an estimated useful life of two years. The fair value of the trade name was determined by estimating the benefit from owning the asset rather than paying a royalty to a third party for the use of the asset.
Goodwill, which is deductible for tax purposes, represents the excess of the purchase price over the fair value of the identifiable assets acquired. Among the factors that contributed to a purchase price in excess of the fair value of the identifiable assets was the acquisition of an assembled workforce and synergies between the Company’s products and MortgageCEO’s products.
MortgageCEO’s results of operations since the closing date of January 15, 2014 have been included in the Company’s consolidated statements of comprehensive income for the year ended December 31, 2014. If the acquisition had occurred as of January 1, 2014, the revenue and earnings of the combined entity for the current reporting period would have been approximately the same. MortgageCEO’s revenues and earnings for the year ended December 31, 2014 were not significant.
As described in Note 6, during the fourth quarter of 2014, the Company recorded a non-cash impairment charge of $0.3 million to customer relationships and a non-cash impairment charge of $1.7 million to developed technology acquired in the MortgageCEO acquisition.
AllRegs
On October 1, 2014, the Company acquired substantially all the assets of Mortgage Resource Center, Inc. (dba AllRegs) (“AllRegs), a provider of research and reference, education, documentation and data and analytics products relating to the mortgage industry. The Company acquired the AllRegs business in order to strengthen the Company’s products through product integration and to introduce new products related to training, compliance management systems and product eligibility. The transaction was accounted for as a business combination and, accordingly, the total purchase price was allocated to the assets acquired based on their respective fair values. The Company expensed all transactions costs, which were insignificant, in the period in which they were incurred.
The total purchase consideration was $28.1 million in cash, of which $3.0 million was placed in escrow to cover closing capital settlement adjustments and any indemnity claims. Any amount remaining in escrow 18 months after the date of acquisition will be paid to the seller.

The allocation of the consideration of $28.1 million to the identifiable tangible and intangible assets acquired and liabilities assumed under the purchase method of accounting, based on their estimated fair values as of the acquisition date, is summarized in the following table (in thousands):

Current assets	$127
Property and equipment	494
Deposits and other assets	8
Intangible assets:
Developed technology	3,256
In-process research and development	618
Customer relationships	9,585
Trade name	4,039
Current liabilities	(383)
Deferred revenue	(2,484)
Goodwill	12,878
Total purchase consideration	$28,138
Developed technology consists of the technology underlying AllRegs’s existing products and has an estimated useful life of two years. The value of the developed technology was determined by estimating the cost to reproduce the technology.
In-process research and development represents the fair value of incomplete AllRegs research and development projects that had not reached technological feasibility as of the date of acquisition. The value of the in-process research and development was determined by estimating the cost to reproduce the research and development projects. The research and development projects were assigned an indefinite useful life until the research and development efforts were completed in December 2014, at which point the Company determined that the completed project, now recorded as developed technology, had an estimated useful life of three years.
Customer relationships relate to the Company’s ability to sell existing and future versions of the Company’s products and services to existing AllRegs customers and have an estimated useful life of six years. The fair value of the customer relationships was determined by discounting the estimated future net cash flows from future sales to these customers.
Trade name represents the right to use the AllRegs name and has an indefinite useful life. The fair value of the trade name was determined by estimating the benefit from owning the asset rather than paying a royalty to a third party for the use of the asset.
Goodwill, which is deductible for tax purposes, represents the excess of the purchase price over the fair value of the identifiable assets acquired. Among the factors that contributed to a purchase price in excess of the fair value of the identifiable assets was the acquisition of an assembled workforce and synergies between the Company’s products and AllRegs’s products.
AllReg’s results of operations since the closing date of October 1, 2014, have been included in the Company’s consolidated statements of comprehensive income for the year ended December 31, 2014 including related revenues of approximately $2.0 million.

The following unaudited pro forma combined results of operations give effect to the acquisition of AllRegs as if it had occurred on January 1, 2013. The unaudited pro forma combined results of operations are provided for informational purposes only and do not purport to represent the Company’s actual consolidated results of operations or consolidated financial position had the acquisition occurred on the dates assumed, nor are these financial statements necessarily indicative of the Company’s future consolidated results of operations or consolidated financial position. The Company expects to incur costs and realize benefits associated with integrating the operations of the Company and AllRegs. The unaudited pro forma combined results of operations do not reflect the costs of any integration activities or any benefits that may result from operating efficiencies or revenue synergies. The pro forma combined results of operations for the years ended December 31, 2014 and 2013 include non-recurring adjustments relating to the reduction of AllRegs deferred revenue to its estimated fair value as of the acquisition date and the corresponding impact on subsequently recognized revenue, direct acquisition costs and changes to AllRegs employee compensation subsequent to the date of acquisition.

	Year ended December 31,
	2014	2013
	(unaudited, in thousands, except per share amounts)
Revenues	$174,483	$138,751
Net income	$15,982	$9,256
Net income per share:
Basic	$0.57	$0.35
Diluted	$0.54	$0.32
NOTE 6—Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	December 31,
	2014	2013
	(in thousands)
Prepaid expenses	$5,667	$3,450
Income tax receivable	1,892	2,255
Deferred tax assets, net	5,132	23
Other receivables	3,330	448
	$16,021	$6,176

Property and Equipment
Property and equipment, net, consisted of the following:

	December 31,
	2014	2013
	(in thousands)
Computer equipment	$14,378	$10,945
Software	6,094	4,314
Internal-use software	3,170	1,004
Office equipment	1,929	1,838
Telecom equipment	372	321
Leasehold improvements	2,289	2,208
Depreciable property and equipment	28,232	20,630
Accumulated depreciation and amortization	(17,838)	(12,540)
Net depreciable property and equipment	$10,394	$8,090
Internal-use software and other assets not placed in service	$18,300	$4,779
	$28,694	$12,869
At December 31, 2014 and 2013, the Company had unamortized internal-use software costs of $19.9 million and $5.6 million, respectively. Amortization of internal-use software for the years ended December 31, 2014 and 2013 was $0.7 million and $0.1 million, respectively. There was no amortization of internal-use software for the year ended December 31, 2012.
The cost of property and equipment at December 31, 2014 included a total of $2.0 million of computer equipment and $0.5 million of software under capital leases. Accumulated amortization relating to computer equipment and software under capital leases totaled $0.9 million at December 31, 2014. The cost of property and equipment at December 31, 2013 included a total of $1.0 million of computer equipment and $0.5 million of software under capital leases. Accumulated amortization relating to computer equipment and software under capital leases totaled $0.6 million at December 31, 2013.
Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $5.6 million, $4.7 million and $3.1 million, respectively. Amortization of assets under capital leases, which is included in depreciation expense, was $0.7 million for the year ended December 31, 2014 and $0.5 million for the year ended December 31, 2013. Amortization of assets under capital leases was not significant for the year ended December 31, 2012.
During the year ended December 31, 2014, the Company recorded a $0.7 million impairment loss to general and administrative expenses on the write-off of internal-use software. There were no such write-offs during the years ended December 31, 2013 and 2012.

Intangible Assets
Intangible assets, net, consisted of the following:

	December 31, 2014
	Gross carrying amount	Accumulated amortization	Net intangibles	Weighted Average Remaining Useful Life
	(in thousands)			(in years)
Assets subject to amortization:
Developed technology	$7,035	$(2,759)	$4,276	2.3
Trade names	301	(279)	22	1.1
Customer relationships	17,200	(4,085)	13,115	5.3
Total assets subject to amortization	24,536	(7,123)	17,413	4.6
Assets not subject to amortization:
Trade names	4,039		4,039
	$28,575	$(7,123)	$21,452

	December 31, 2013
	Gross carrying amount	Accumulated amortization	Net intangibles	Weighted Average Remaining Useful Life
	(in thousands)			(in years)
Assets subject to amortization:
Developed technology	$1,874	$(1,500)	$374	1.2
Trade names	260	(192)	68	1.0
Customer relationships	7,300	(2,653)	4,647	5.1
	$9,434	$(4,345)	$5,089	4.8
During the fourth quarter of 2014, the Company identified certain indicators of impairment for both the customer relationships and developed technology acquired in the MortgageCEO acquisition. Specifically, the Company determined it would need to make additional investments in the Encompass CRM product, including in the areas of security, stability and functionality in order to attract new customers (which were not expected and therefore not contemplated in the valuation of customer relationships and developed technology in the purchase price allocation at the acquisition date). The need to make these investments has resulted in a significant delay in the Company’s ability to release an integrated Encompass CRM product to its customers. As a result, the Company determined it was necessary to assess the recoverability of the customer relationships and developed technology associated with generating Encompass CRM cash flows. The Company used an income approach to determine if the sum of the undiscounted cash flows expected to result from the use and eventual disposition of each asset exceeded the carrying amount of that asset. As a result of this assessment, it was determined that the sum of undiscounted cash flows was less than the carrying amount for each of the two assets. In order to determine the amount of impairment to each asset, the Company performed an analysis to determine the fair value of each asset, which was determined using the present value of expected future cash flows which were based on estimates, assumptions and judgments. These include the forecast of future cash flows related to each asset, the discount rate used in discounting those cash flows, and the expected remaining useful life of each asset. This analysis resulted in a non-cash impairment charge of $0.3 million to customer relationships and a non-cash impairment charge of $1.7 million to developed technology, which were included in sales and marketing expenses and research and development expenses, respectively, in the consolidated statements of comprehensive income for the year ended December 31, 2014. The Company reassessed the useful life of the customer relationships and developed technology and determined that they remained appropriate.
Amortization expense associated with intangible assets was $2.8 million, $1.4 million and $1.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Minimum future amortization expense for intangible assets at December 31, 2014 was as follows:

(in thousands)
2015	$4,868
2016	4,182
2017	2,943
2018	2,093
2019	1,863
Thereafter	1,464
$17,413
Goodwill
The Company completed its annual impairment tests during the fourth quarters of 2014, 2013 and 2012 and determined that goodwill was not impaired.
The changes in the carrying value of goodwill during the year ended December 31, 2014 were as follows (in thousands):

Balance at January 1, 2014	$51,051
Addition: MortgageCEO acquisition	1,409
Addition: AllRegs acquisition	12,878
Balance at December 31, 2014	$65,338
There was no change to goodwill in the year ended December 31, 2013.
Accrued and Other Current Liabilities
Accrued and other liabilities consisted of the following:

	December 31,
	2014	2013
	(in thousands)
Accrued payroll and related expenses	$11,071	$6,154
Accrued commissions	917	552
Accrued professional fees	362	503
Accrued royalties	919	725
Sales and other taxes	357	254
Current portion of leases payable	422	861
Other accrued expenses	2,774	277
	$16,822	$9,326

Deferred Revenue
Deferred revenues consisted of the following:

	December 31,
	2014	2013
	(in thousands)
Software maintenance	$1,310	$2,148
Professional services and training	2,937	1,725
Subscriptions	4,406	—
Other	1,252	944
Total	9,905	4,817
Less portion included in other long-term liabilities	(176)	(65)
	$9,729	$4,752
NOTE 7—Income Taxes
The components of the provision for income taxes were as follows:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Current
Federal	$5,761	$9,664	$1,986
State	630	814	256
	6,391	10,478	2,242
Deferred
Federal	336	(4,236)	249
State	59	(128)	(808)
	395	(4,364)	(559)
Income tax provision	$6,786	$6,114	$1,683
The provision for income taxes differed from the amount of income taxes determined by applying the U.S. statutory federal income tax rate as follows:

	Year ended December 31,
	2014	2013	2012
Tax at federal statutory rate	35%	35%	34%
Other non-deductible items	—	—	3
State taxes, net of federal benefit	3	3	1
Domestic production activities deduction	—	(2)	—
Valuation allowance	—	—	(31)
Stock-based compensation	1	1	1
Prior year true ups	—	(2)	—
Tax credits	(8)	(4)	—
Income tax provision	31%	31%	8%
Excess tax benefits associated with stock option exercises and other equity awards were credited to stockholders’ equity. The income tax benefits resulting from stock awards that were credited to stockholders’ equity were $5.9 million, $7.0 million and $2.0 million for the years ended December 31, 2014, 2013 and 2012.

The components of net deferred tax assets (liabilities) were as follows:

	December 31,
	2014	2013
	(in thousands)
Deferred tax assets
Research and development credits	$2,897	$2,226
Stock-based compensation	6,802	5,084
Reserves and accruals	3,613	2,056
Net operating loss carryforwards	366	625
Total deferred tax assets	13,678	9,991
Valuation allowance	(2,897)	(2,056)
Total deferred tax assets, net of valuation allowance	10,781	7,935

Deferred tax liabilities
Depreciation and amortization	(6,026)	(2,944)
Book/tax basis in acquired assets	(271)	(112)
Total deferred tax liabilities	(6,297)	(3,056)
Net deferred tax assets	$4,484	$4,879
At December 31, 2014, the Company had recorded $5.1 million of net current deferred tax assets in prepaid expenses and other current assets, $0.6 million of net long-term deferred tax assets in deposits and other assets and $1.3 million of net long-term deferred tax liabilities in other long-term liabilities on the consolidated balance sheet. At December 31, 2013, the Company had recorded $23,000 of net current deferred tax assets in prepaid expenses and other current assets and $4.9 million of net long-term deferred tax assets in deposits and other assets.
The Company continues to maintain a valuation allowance against the deferred tax assets related to certain state research and development tax credits, the realization of which is uncertain as the Company expects to generate additional such credits at a faster rate than it is able to utilize them. The valuation allowance decreased by $6.5 million in 2012, increased by $0.3 million in 2013 and increased by $0.8 million in 2014.
The Company utilized all of its federal net operating loss (“NOL”) during the year ended December 31, 2013. As of December 31, 2014, the Company had state NOL carryforwards of $7.4 million, available to reduce future taxable income. These state NOL carryforwards will begin to expire commencing in 2015. As of December 31, 2014, the Company also had federal and state research and development tax credit carryforwards of $4.7 million and $5.6 million, respectively. If it were to be utilized, the related federal tax benefit of $4.7 million would be credited to additional paid-in capital. The federal tax credit carryforwards begin to expire commencing in 2033. The state tax credit carryforwards may be carried forward indefinitely.
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
At December 31, 2014, the Company had $2.4 million of cumulative unrecognized tax benefits. If the benefits were to be recognized, $1.2 million would affect the effective tax rate and $1.2 million would reverse the valuation allowance against the deferred tax assets. The Company does not expect a significant change to its unrecognized tax benefits over the next twelve months. The unrecognized tax benefits may increase or change during the year for items that arise in the ordinary course of business.

A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Beginning balance	$1,806	$1,262	$1,855
Additions based on tax positions related to the current year	594	402	130
(Deductions) additions based on tax positions related to prior years including acquisitions	8	142	(723)
Ending balance	$2,408	$1,806	$1,262
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
The Company has a policy to classify accrued interest and penalties associated with uncertain tax positions together with the related liability, and the expenses incurred related to such accruals are included in the provision for income taxes. The Company did not incur any interest expense or penalties associated with unrecognized tax benefits during the years ended December 31, 2014, 2013 and 2012.
Enactment of the American Tax Relief Act
On December 19, 2014, the President signed into law The Tax Increase Prevention Act of 2014.  Under prior law, a taxpayer was entitled to a research tax credit for qualifying amounts paid or incurred on or before December 31, 2013.
NOTE 8—Commitments and Contingencies
Leases
As of December 31, 2014, the Company leased seven facilities under operating lease arrangements. The lease expiration dates range from April 2015 to March 2020. Certain leases contain escalation clauses calling for increased rents. The Company recognizes rent expense on a straight-line basis over the lease period and has recorded deferred rent for the difference between rent payments and rent expense recognized. Rent expense was $2.1 million, $1.6 million, and $1.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.
The Company leases certain fixed assets under noncancelable capital leases with various expiration dates. In January 2015, the Company entered into a lease agreement to finance the purchase of computer equipment for the Company’s data centers with payments of $0.3 million per month over the 24 month term of the agreement.

Future minimum lease payments under non-cancelable operating and capital leases at December 31, 2014 consisted of the following:

	Capital leases	Operating leases
	(in thousands)
2015	$437	$3,409
2016	316	3,788
2017	132	3,850
2018	—	3,864
2019	—	3,781
Thereafter	—	19,404
Total minimum lease payments	885	$38,096
Less amount representing interest	(20)
Present value of minimum lease payments	865
Less current portion	(422)
Long-term portion of lease obligations	$443
Purchase Commitments
Commitments for the purchase of services and licenses of third-party software totaled $11.5 million at December 31, 2014 and are to be paid as follows: $6.8 million in 2015 and $4.7 million in 2016. Included in these amounts are the payments associated with the lease agreement to finance the purchase of computer equipment that the Company entered into in January 2015.
Acquisition Holdback
As of December 31, 2014, the Company maintained potential future acquisition holdback payments of $0.5 million, which may be payable during 2015.
Legal Proceedings
On March 25, 2011, Industry Access Incorporated (“Industry Access”) filed a patent infringement lawsuit against the Company and another defendant in the U.S. District Court for the Central District of California, alleging, among other things, that certain aspects of our Encompass loan management software system and related operations infringe U.S. Patent No. 7,769,681. On March 19, 2013, Industry Access filed a second patent infringement lawsuit against the Company in the U.S. District Court for the Central District of California, alleging, among other things, that our Encompass loan management software system, including the Encompass software, the Ellie Mae Network, Encompass Originator, Encompass Compliance Service, Encompass CenterWise, Encompass Electronic Document Management, Encompass Docs Solution and Encompass Product and Pricing Service, infringes U.S. Patent Nos. 8,117,120 and 8,145,563, which are continuations of U.S. Patent No. 7,769,681. In both matters, Industry Access sought unspecified damages, including enhanced damages for willful infringement and reasonable attorneys’ fees. On September 12, 2013, the Company filed a motion to relate and consolidate the two Industry Access lawsuits, which the court granted on October 31, 2013. The Court held a claim construction hearing on June 2, 2014, and issued a claim construction order on July 9, 2014. On September 29, 2014, the Company settled all related matters with Industry Access, which settlement is reflected in its financial results for the year ended December 31, 2014.
The Company is also subject to various other legal proceedings and claims whose outcome the Company does not expect to have a material adverse effect on its financial position. However, litigation is unpredictable and excessive verdicts, both in the form of monetary damages and injunctions, could occur. In the future, litigation could result in substantial costs and diversion of resources and the Company could incur judgments or enter into settlements of claims that could have a material adverse effect on its business.
NOTE 9—Stockholders' Equity
On July 3, 2012, the Company sold 3,465,245 shares of its common stock, and certain directors and executive officers of the Company (the “Selling Stockholders”) sold an aggregate of 101,638 shares in an underwritten public offering pursuant to the Company’s effective Registration Statement on Form S-3 (Registration No. 333-181980) at a public offering price of $17.00 per share. The Company received the net proceeds from the sale of the shares offered by the Company of approximately $55.5 million, after deducting underwriting discounts and commissions and offering expenses. The Company received no proceeds from the sale of shares offered by the Selling Stockholders.

The amended and restated certificate of incorporation of the Company authorizes 140,000,000 shares of common stock, $0.0001 par value per share and 10,000,000 shares of undesignated preferred stock, $0.0001 par value per share.
Common Stock
The following number of shares of common stock were reserved and available for future issuance at December 31, 2014:

Reserved Shares
Options and awards outstanding under stock incentive plans	4,121,336
Shares available for future grant under the stock incentive plan	2,220,067
Shares available under the Employee Stock Purchase Plan	1,026,521
Total	7,367,924
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
Under the 2011 Plan, 2,666,666 shares of the Company’s common stock were initially reserved. Additionally, any shares of common stock that were available for issuance under prior plans, including the 2009 Plan, were transferred to the 2011 Plan. As of December 31, 2014, 984,924 shares of the Company’s common stock previously available for issuance under the 2009 Plan were available for issuance under the 2011 Plan. The number of common shares reserved for issuance under the 2011 Plan increase automatically in January of each year by the least of (a) 1,666,666 shares, (b) five percent (5%) of the shares of common stock outstanding on the last day of the immediately preceding fiscal year and (c) such smaller number of shares of common stock as determined by the Company’s board of directors; provided, however that no more than 23,333,333 shares of common stock may be issued upon the exercise of incentive stock options.
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
In August 2007, the Company granted an option to purchase 450,000 shares of the Company’s common stock at an exercise price of $5.94 per share to an executive officer of the Company. The option was canceled and repriced at $1.38 as part of the April 2009 repricing. Such option contains a performance requirement with vesting triggered by a liquidity event of the Company and the number of vested shares is determined based upon a return multiple as defined in the agreement. Upon the IPO in April 2011, as a liquidity event defined in the agreement occurred, the Company began recognizing compensation expense. The options were fully vested as of December 31, 2012. The related compensation expense recognized for the year ended December 31, 2012 was $0.2 million.

The following table summarizes the Company’s stock option activity under the 2009 Plan and 2011 Plan:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2011	4,246,285	$3.97
Granted	865,250	$14.84
Exercised	(1,444,485)	$2.34
Forfeited or expired	(205,795)	$7.05
Outstanding at December 31, 2012	3,461,255	$7.19
Granted	841,371	$23.39
Exercised	(854,566)	$5.39
Forfeited or expired	(163,388)	$20.10
Outstanding at December 31, 2013	3,284,672	$11.17
Granted	904,602	$28.76
Exercised	(1,048,053)	$7.19
Forfeited or expired	(90,920)	$22.46
Outstanding at December 31, 2014	3,050,301	$17.41	7.45	$69,879
Ending vested and expected to vest at December 31, 2014	2,900,610	$16.98	7.38	$67,702
Exercisable at December 31, 2014	1,489,216	$11.26	6.24	$43,278
Intrinsic value of an option is the difference between the fair value of the Company’s common stock at the time of exercise and the exercise price to be paid. The aggregate intrinsic value for options outstanding at December 31, 2014 in the table above represents the total intrinsic value, based on the Company’s closing stock price of $40.32 as of December 31, 2014. Options outstanding that are expected to vest are net of estimated future option forfeitures. For the majority of stock options outstanding, the options vest over a four-year period and have a maximum contractual term of ten years.
Following is additional information pertaining to the Company’s stock option activity:

	Year ended December 31,
	2014	2013	2012
	(in thousands except for per option data)
Weighted average grant-date fair value per option granted	$14.43	$11.54	$7.52
Grant-date fair value of options vested	$6,126	$3,775	$2,805
Intrinsic value of options exercised	$26,277	$18,024	$22,343
Proceeds received from options exercised	$7,537	$4,623	$3,516
As of December 31, 2014, total unrecognized compensation cost related to unvested stock options, adjusted for estimated forfeitures, was $14.6 million and is expected to be recognized over a weighted average period of 2.53 years.
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
In February 2014, the Company granted 62,500 Performance Awards (“2014 Performance Awards”) to designated participants under the 2011 Plan. The 2014 Performance Awards represent the right to receive shares of the Company’s common stock upon achievement of certain performance goals during the performance period of January 1, 2014 through December 31, 2014. After the Company files with the SEC its Annual Report on Form 10-K for the year ending December 31, 2014, the Compensation Committee will determine the level of achievement of the performance goals (the “2014 Award Determination Date”), at which time the designated participants may earn between zero and 2.5 shares of common stock for each 2014 Performance Award. Shares of common stock earned, if any, will be issued after the 2014 Award Determination Date with 25% of the shares to vest upon issuance and the remaining shares to vest 25% on each of the first three anniversaries of the 2014 Award Determination Date, subject to the continuous employment of the participant through such dates. As of December 31, 2014, the Company expects that each award will convert to 1.9 shares of common stock on the 2014 Award Determination Date.
In December 2014, the Company granted Sigmund Anderman, then Chief Executive Officer and current Chairman of the Board of Directors of the Company, an option to purchase 76,648 shares of Company common stock and 37,203 performance-vesting RSUs. Each of the options will have a four-year, employment-based vesting schedule with the first 25% total number of shares vested on the first anniversary of the grant date and 1/48th of the original number of shares on each monthly anniversary. Each of the performance-vesting RSUs will vest based upon the achievement of the corporate goals for fiscal year 2015 and continued employment. On the date the board of directors or the compensation committee certifies the achievement of the Company’s corporate goals for fiscal year 2015 (the “2015 RSU Determination Date”), Mr. Anderman may earn up to 2.0 shares of common stock for each of the performance-vesting RSUs. 25% of the total number of performance-vesting RSUs will vest and be issued on the 2015 RSU Determination Date, and the remaining shares will vest and be issued 25% on each of December 31, 2016, 2017 and 2018, subject to the continuous employment of Mr. Anderman through such dates.
The following table summarizes the Company’s RSU and Performance Award activity:

	RSUs		Performance Awards and performance-vesting RSUs
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2011	—	—	—	—
Granted	50,000	8.90	588,000	25.79
Released	(9,375)	8.90	—	—
Forfeited or expired	—	—	—	—
Outstanding at December 31, 2012	40,625	8.90	588,000	25.79
Granted	301,767	24.78	124,300	19.60
Released	(20,000)	14.71	(147,000)	25.79
Forfeited or expired	(65,014)	24.62	—	—
Outstanding at December 31, 2013	257,378	23.10	565,300	24.43
Granted	525,063	28.85	155,953	24.93
Released	(84,682)	22.56	(178,076)	24.71
Forfeited or expired	(111,901)	29.02	(58,000)	24.91
Outstanding at December 31, 2014	585,858	$27.20	485,177	$26.02
Ending vested and expected to vest at December 31, 2014	495,006		485,177

RSUs and Performance Awards that are expected to vest are net of estimated future forfeitures. RSUs released during the years ended December 31, 2014 and 2013 had an aggregate intrinsic value of $2.6 million and $0.5 million, respectively, and an aggregate grant-date fair value of $1.9 million and $0.3 million, respectively. Performance Awards released during the years ended December 31, 2014 and 2013 had an aggregate intrinsic value of $5.9 million and $4.5 million, respectively, and an aggregate grant-date fair value of $4.4 million and $3.8 million, respectively. The number of RSUs released includes shares that the Company withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.
As of December 31, 2014, total unrecognized compensation expense related to unvested RSUs and Performance Awards was $17.7 million and is expected to be recognized over a weighted average period of 2.6 years.
Subsequent to year-end, in January 2015, the Company granted Mr. Anderman an option to purchase 71,648 shares of Company common stock and 34,714 performance-vesting RSUs. Each of the options will have a four-year, employment-based vesting schedule with the first 25% total number of shares vested on the first anniversary and 1/48th of the original number of shares on each monthly anniversary. Each of the performance-vesting RSUs will vest based upon the achievement of the corporate goals for fiscal year 2015 and continued employment. On the 2015 RSU Determination Date, Mr. Anderman may earn up to 2.0 shares of common stock for each of the performance-vesting RSUs. 25% of the total number of performance-vesting RSUs will vest and be issued on a Determination Date, and the remaining shares will vest and be issued 25% on each of December 31, 2016, 2017 and 2018, subject to the continuous employment of Mr. Anderman through such dates.
Subsequent to year-end, in February 2015, the Company granted 24,766 Performance Awards (“2015 Performance Awards”) to designated participants under the 2011 Plan. The 2015 Performance Awards represent the right to receive shares of the Company’s common stock upon achievement of certain performance goals during the performance period of January 1, 2015 through December 31, 2015. After the Company files with the SEC its Annual Report on Form 10-K for the year ending December 31, 2015, the Compensation Committee will determine the level of achievement of the performance goals (the “2015 Award Determination Date”), at which time the designated participants may earn between zero and 2.0 shares of common stock for each 2015 Performance Award. Shares of common stock earned, if any, will be issued after the 2015 Award Determination Date with 25% of the shares to vest upon issuance and the remaining shares to vest 25% on each of the first three anniversaries of the 2015 Award Determination Date, subject to the continuous employment of the participant through such dates.
Stock Awards Issued to Non-employees
During the year ended December 31, 2014, the Company granted 5,931 RSUs to individual consultants at a weighted average grant date fair value of $25.30 per share. During the year ended December 31, 2013, the Company granted options to purchase approximately 6,000 shares of common stock to individual consultants at a weighted average exercise price of $28.00 per share.
The RSUs and options were granted in exchange for consulting services. The RSUs and options each vest over a period of two years. These awards were granted under the 2011 Plan and are included in the RSU and option tables above. The RSUs and options issued to consultants are remeasured to fair value at the end of each accounting period. The Company recorded expense related to the issuance of RSUs and options to consultants of $0.2 million and $0.2 million in each of the years ended December 31, 2014 and 2013.
Employee Stock Purchase Plan
Under the ESPP, qualified employees are permitted to purchase the Company’s common stock at 85% of the fair market value of the common stock as of the commencement date of the offering period or as of the specified purchase date, whichever is lower. The ESPP is deemed compensatory and stock-based compensation is recognized in accordance with ASC 718, Stock Compensation.
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
The weighted-average grant-date fair value of awards issued pursuant to the ESPP during the years ended December 31, 2014 and 2013 were $7.71 and $5.24 per share, respectively.
For the years ended December 31, 2014 and 2013, employees purchased 102,111 and 109,270 shares under the ESPP for a total of $2.6 million and $1.9 million, respectively. As of December 31, 2014, unrecognized compensation cost related to the current ESPP period which ends on February 27, 2015 was approximately $0.2 million and is expected to be recognized over the next 2 months.
Stock-Based Compensation Expense
Total stock-based compensation expense recognized by the Company consisted of:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Stock-based compensation by category of expense:
Cost of revenues	$1,579	$745	$271
Sales and marketing	1,562	1,041	467
Research and development	3,672	3,469	1,552
General and administrative	7,735	9,004	4,559
	$14,548	$14,259	$6,849
The Company capitalized $0.5 million and $0.1 million of stock compensation costs as software and website application development costs for the years ended December 31, 2014 and 2013, respectively. The Company did not capitalize any stock-based compensation for the year ended December 31, 2012 as such amounts were insignificant.
Valuation Information
The fair value of stock options and stock purchase rights granted under the 2009 Plan, the 2011 Plan and the ESPP were estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

Year ended December 31,
	2014	2013	2012
Stock option plans:
Risk-free interest rate	1.55-2.02%	0.95-1.87%	0.74-1.10%
Expected life of options (in years)	5.27-6.08	5.27-6.08	5.27-6.08
Expected dividend yield	—%	—%	—%
Volatility	49-53%	50-52%	52-59%
Employee Stock Purchase Plan:
Risk-free interest rate	0.05-0.08%	0.05-0.13%	0.13-0.14%
Expected life of options (in years)	0.5	0.5	0.5
Expected dividend yield	—%	—%	—%
Volatility	38-39%	36-37%	37-47%
Due to the Company’s limited trading history as a publicly held company, the simplified method was used to estimate the expected term of options granted by taking the average of the vesting term and the contractual term of the option. To estimate volatility, management identified a group of publicly traded peer companies that operate in a similar industry. An estimate was determined based on a weighted average of the historical volatilities of these peer companies and the Company’s common stock during the period of time since the Company’s initial public offering. The risk-free interest rate used was the Federal Reserve Bank’s constant maturities interest rate commensurate with the expected life of the options. The expected dividend yield was zero, as the Company does not anticipate paying a dividend within the relevant time frame.

NOTE 11—Employee Benefit Plan
The Company offers a qualified 401(k) defined contribution plan to substantially all of the Company’s employees. Eligible employees may contribute up to 15% of their pretax annual compensation, up to the amount allowed pursuant to the Internal Revenue Code. In the years ended December 31, 2014, 2013 and 2012, the Company matched 50% of each dollar of employee contribution, up to a maximum match of three percent of the employee’s compensation. The Company’s contributions to the 401(k) plan for the years ended December 31, 2014, 2013 and 2012 were $1.3 million, $0.9 million and $0.7 million, respectively, which were recognized as expense in the consolidated statements of comprehensive income.
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
The Company is organized primarily on the basis of service lines. Supplemental disclosure of revenues by type is as follows:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
On-demand revenues	$154,315	$118,555	$89,251
On-premise revenues	7,222	9,926	12,594
	$161,537	$128,481	$101,845
In the notes to our consolidated financial statements on our Annual Reports on Form 10-K for the years ended December 31, 2013 and 2012, the Company included all revenues from professional services in on-premise revenues in its disclosure related to revenues by type. For the year ended December 31, 2014, we included professional services revenues in either on-demand revenues or on-premise revenues as determined by the related service or software license revenue. The Company has retrospectively reclassified its disclosure of on-demand and on-premise revenues for the years ended December 31, 2013 and 2012 in order to conform to the current presentation.

NOTE 14—Quarterly Results of Operations Data (Unaudited)

	Three months ended
	Dec 31, 2014	Sep 30, 2014	Jun 30, 2014	Mar 31, 2014	Dec 31, 2013	Sep 30, 2013	Jun 30, 2013	Mar 31, 2013
	(unaudited, in thousands, except per share amounts)
Revenues	$46,577	$42,798	$39,984	$32,178	$30,350	$33,006	$34,270	$30,855
Cost of revenues (1)	14,720	11,669	10,576	9,318	8,154	8,288	8,577	7,611
Gross profit	31,857	31,129	29,408	22,860	22,196	24,718	25,693	23,244

Operating expenses
Sales and marketing (1)	7,753	6,245	6,451	6,095	6,098	5,163	5,167	4,903
Research and development (1)	8,880	6,456	6,077	6,815	6,044	6,573	6,530	5,548
General and administrative (1)	11,261	9,556	9,551	8,993	7,745	7,547	7,975	7,586
Total operating expenses	27,894	22,257	22,079	21,903	19,887	19,283	19,672	18,037

Income from operations	3,963	8,872	7,329	957	2,309	5,435	6,021	5,207
Other income, net	145	134	109	100	105	83	151	121

Income before income taxes	4,108	9,006	7,438	1,057	2,414	5,518	6,172	5,328
Income tax provision	(192)	3,989	2,714	275	703	1,872	2,269	1,270

Net income	$4,300	$5,017	$4,724	$782	$1,711	$3,646	$3,903	$4,058

Net income per share
Basic	$0.15	$0.18	$0.17	$0.03	$0.06	$0.14	$0.15	$0.16
Diluted	$0.14	$0.17	$0.16	$0.03	$0.06	$0.13	$0.14	$0.15

Weighted average common shares used in computing net income per share of common stock:
Basic	28,457	28,008	27,617	27,339	27,099	26,682	26,369	26,166
Diluted	30,068	29,661	29,289	29,070	28,902	28,623	28,282	27,962

Net income	$4,300	$5,017	$4,724	$782	$1,711	$3,646	$3,903	$4,058
Other comprehensive income, net of taxes
Unrealized gain (loss) on investments	(58)	(75)	75	(3)	17	137	(28)	(95)
Comprehensive income	$4,242	$4,942	$4,799	$779	$1,728	$3,783	$3,875	$3,963

(1) Stock-based compensation included in the above line items:
	Three months ended
	Dec 31, 2014	Sep 30, 2014	Jun 30, 2014	Mar 31, 2014	Dec 31, 2013	Sep 30, 2013	Jun 30, 2013	Mar 31, 2013
	(unaudited, in thousands)
Cost of revenues	$514	$441	$386	$238	$260	$215	$171	$99
Sales and marketing	435	247	547	333	333	322	250	136
Research and development	1,062	1,038	836	736	893	948	943	685
General and administrative	1,997	1,326	2,409	2,003	1,878	1,902	2,771	2,453
Total	$4,008	$3,052	$4,178	$3,310	$3,364	$3,387	$4,135	$3,373

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 and 2012
(in thousands)

	Balance at Beginning of Period	Charged (Credited) to Income	Deductions and Other		Balance at End of Period
Allowance for Doubtful Accounts
Year ended December 31, 2014	$81	$(1)	$(14)	(a)	$66
Year ended December 31, 2013	$74	$32	$(25)	(a)	$81
Year ended December 31, 2012	$47	$70	$(43)	(a)	$74

Income Tax Valuation Allowance
Year ended December 31, 2014	$2,056	$—	$841	(b)	$2,897
Year ended December 31, 2013	$1,760	$—	$296	(b)	$2,056
Year ended December 31, 2012	$8,237	$(6,582)	$105	(b)	$1,760

(a)	Accounts written off, net of recoveries.
(b)	Adjustments to offset changes in deferred tax assets.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP.
Management assessed our internal control over financial reporting as of December 31, 2014, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment.

Based on management’s assessment, they have concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. GAAP. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.
In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Our management’s evaluation of internal control over financial reporting excluded the internal control activities of Mortgage Resource Center, Inc. (dba AllRegs), which we acquired on October 1, 2014, as discussed in Note 5, “Acquisitions,” in the Notes to Consolidated Financial Statements. We have included the financial results of AllRegs in the consolidated financial statements from the date of acquisition. Total revenues subject to AllRegs’s internal control over financial reporting represented less than 2% percent of our consolidated total revenues for the year ended December 31, 2014.
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
The information under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2015 Proxy Statement is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information under the captions “Election of Directors,” “Director Compensation,” “Compensation Discussion and Analysis” and “Report of the Compensation Committee of the Board of Directors on Executive Compensation” in our 2015 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2015 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information under the captions “Election of Directors” and “Certain Relationships and Related Transactions” in our 2015 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” in our 2015 Proxy Statement is incorporated herein by reference.
With the exception of the information specifically incorporated by reference in Part III to this Annual Report on Form 10-K from our 2015 Proxy Statement, our 2015 Proxy Statement shall not be deemed to be filed as part of this report.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements—The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements in Item 8.
	(2)	Financial Statement Schedules—The financial statement schedules filed as part of this report are listed on the Index to Consolidated Financial Statements in Item 8.
(b) Exhibits.
Reference is made to the Exhibit Index attached hereto.
SIGNATURES
Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELLIE MAE, INC.

Date:	March 2, 2015	By:	/s/ Edgar A. Luce
Edgar A. Luce
Executive Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized signatory)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose individual signature appears below hereby authorizes and appoints Jonathan Corr and Edgar A. Luce, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonathan Corr	Chief Executive Officer and Director	March 2, 2015
Jonathan Corr	(Principal Executive Officer)

/s/ Edgar A. Luce	Executive Vice President, Finance and Administration and	March 2, 2015
Edgar A. Luce	Chief Financial Officer (principal financial and accounting officer)

/s/ Sigmund Anderman	Executive Chairman and Director	March 2, 2015
Sigmund Anderman

/s/ Carl Buccellato	Director	March 2, 2015
Carl Buccellato

/s/ Craig Davis	Director	March 2, 2015
Craig Davis

/s/ A. Barr Dolan	Director	March 2, 2015
A. Barr Dolan

/s/ Alan S. Henricks	Director	March 2, 2015
Alan S. Henricks

/s/ Robert J. Levin	Director	March 2, 2015
Robert J. Levin

/s/ Marina Levinson	Director	March 2, 2015
Marina Levinson

/s/ Bernard M. Notas	Director	March 2, 2015
Bernard M. Notas

/s/ Frank Schultz	Director	March 2, 2015
Frank Schultz

/s/ Jeb Spencer	Director	March 2, 2015
Jeb Spencer

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference			Filed
Number	Description of Document	Form	Date	Number	Herewith
2.1	Stock Purchase Agreement, dated as of August 15, 2011, by and among Ellie Mae, Inc., Northgate Private Equity Partners III, L.P., NPEP III-Q, L.L.C., TVC Capital L.P., TVC Capital 12-4-0 Fund L.P., TVC Capital Partners L.P., TVC Capital, LLC, as Sellers’ Representative, and certain listed management employees of Del Mar Datatrac, Inc.	8-K	8/15/2011	2.1

2.2	Asset Purchase Agreement, dated as of August 7, 2014, by and among Ellie Mae, Inc., Mortgage Resource Center, Inc. (d/b/a AllRegs) and Glenn Ford.	10-Q	11/6/2014	10.1

3.1	Amended and Restated Certificate of Incorporation of Ellie Mae, Inc.	8-K	4/20/2011	3.1

3.2	Amended and Restated Bylaws of Ellie Mae, Inc.	10-Q	11/6/2014	10.4

4.1	Form of Ellie Mae, Inc.’s Common Stock Certificate.	S-1/A	2/17/2011	4.1

4.2	Form of Indenture.	S-3	6/7/2012	4.8

10.1	Lease, dated as of July 17, 2014, by and between Ellie Mae, Inc. and SFI PLEASANTON, LLC.	10-Q	11/6/2014	10.2

10.2	Sublease, dated as of July 30, 2007, by and between Ellie Mae, Inc. and ADP Pleasanton National Service Center, Inc.	S-1	4/30/2010	10.11

10.3	SAVVIS Master Services Agreement, dated as of December 15, 2006, by and between Ellie Mae, Inc. and SAVVIS Communications Corporation.	S-1	4/30/2010	10.12

10.4±	Form of Indemnification Agreement by and between Ellie Mae, Inc. and each of its directors and executive officers.	S-1/A	8/5/2010	10.3

10.5±	Form of Change of Control Severance Agreement by and between Ellie Mae, Inc. and each of Jonathan Corr, Limin Hu and Edgar Luce.				X

10.6±	Fourth Amended and Restated Employment Agreement, dated as of January 5, 2015, by and between Ellie Mae, Inc. and Sigmund Anderman.	8-K	1/5/2015	10.1

10.7±	Employment Agreement, dated as of January 5, 2015, by and between Ellie Mae, Inc. and Jonathan H. Corr.	8-K	1/5/2015	10.2

10.8±	Offer Letter, dated as of July 14, 2005, by and between Ellie Mae, Inc. and Edgar Luce.	S-1	4/30/2010	10.7

10.9±	Board of Directors Offer Letter with Marina Levinson, dated as of August 22, 2014.	10-Q	11/6/2014	10.5

10.10±	Ellie Mae, Inc. 2009 Stock Option and Incentive Plan, including the form of stock option agreement.	S-1	4/30/2010	10.2

Exhibit		Incorporated by Reference			Filed
Number	Description of Document	Form	Date	Number	Herewith
10.11±	Amendment to the Ellie Mae, Inc. 2009 Stock Option and Incentive Plan, effective April 15, 2010.	S-1/A	2/17/2011	10.24

10.12±	Amendment to the Ellie Mae, Inc. 2009 Stock Option and Incentive Plan, effective September 16, 2010.	S-1/A	2/17/2011	10.25

10.13±	Ellie Mae, Inc. 2011 Equity Incentive Award Plan.	S-8	5/25/2011	10.5

10.14(a)±	Form of Stock Option Grant Notice and Stock Option Agreement for Awards under the Ellie Mae, Inc. 2011 Equity Incentive Award Plan (used until January 1, 2015).	S-8	5/25/2011	10.6

10.14(b)±
Form of Stock Option Grant Notice and Stock Option Agreement for Awards under the Ellie Mae, Inc. 2011 Equity Incentive Award Plan (used for employees who are not executive officers beginning January 1, 2015).
		S-8	2/10/2015	10.2(b)

10.14(c)±
Form of Stock Option Grant Notice and Stock Option Agreement for Awards under the Ellie Mae, Inc. 2011 Equity Incentive Award Plan (used for executive officers and directors beginning January 1, 2015).
		S-8	2/10/2015	10.2(c)

10.14(d)±	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement for Awards under the Ellie Mae, Inc. 2011 Equity Incentive Award Plan (used until January 1, 2015).	S-8	5/25/2011	10.7

10.14(e)±
Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement for Awards under the Ellie Mae, Inc. 2011 Equity Incentive Plan (used for employees who are not executive officers beginning January 1, 2015).
		S-8	2/10/2015	10.3(b)

10.14(f)±
Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement for Awards under the Ellie Mae, Inc. 2011 Equity Incentive Plan (used for executive officers and directors beginning January 1, 2015).
		S-8	2/10/2015	10.3(c)

10.15±	Ellie Mae, Inc. Employee Stock Purchase Plan.	S-8	5/25/2011	10.8

10.16(a)±	Ellie Mae, Inc. Senior Executive Performance Share Program.	10-Q	11/8/2012	10.1

10.16(b)±	Form of Notice of Grant of and Agreement for Performance Shares for Senior Executives under the Ellie Mae, Inc. Senior Executive Performance Share Program and Ellie Mae, Inc. 2011 Equity Incentive Award Plan.	10-Q	11/8/2012	10.2

10.17(a)±	Ellie Mae, Inc. 2013 Senior Executive Performance Share Program.	10-Q	5/7/2013	10.1

10.17(b)±	Form of Notice of Grant of and Grant Agreement for Performance Shares for Senior Executives under the Ellie Mae, Inc. 2013 Senior Executive Performance Share Program and Ellie Mae, Inc. 2011 Equity Incentive Award Plan.	10-Q	5/7/2013	10.2

10.18(a)±	Ellie Mae, Inc. 2014 Senior Executive Performance Share Program.	10-K	3/14/2014	10.20

Exhibit			Incorporated by Reference			Filed
Number		Description of Document	Form	Date	Number	Herewith
10.18(b)±		Form of Notice of Grant of and Grant Agreement for Performance Shares for Senior Executives under the Ellie Mae, Inc. 2014 Senior Executive Performance Share Program and Ellie Mae, Inc. 2011 Equity Incentive Award Plan.	10-K	3/14/2014	10.21

10.19±		Non-Employee Director Equity Compensation Policy.	10-Q	11/6/2014	10.3

10.20±		Separation and Release Agreement, dated as of June 30, 2014, by and between the Ellie Mae, Inc. and Elisa Lee.	10-Q	8/6/2014	10.1

21.1		List of subsidiaries.	10-K	3/1/2013	21.1

23.1		Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.				X

24.1		Power of Attorney (included on signature page to this Annual Report on Form 10-K).				X

31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS		XBRL Instance Document				X

101.SCH		XBRL Taxonomy Extension Schema Document				X

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB		XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document				X

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

Exhibit			Incorporated by Reference			Filed
Number		Description of Document	Form	Date	Number	Herewith
	±	Indicates management contract or compensatory plan, contract or arrangement.