Form 10-Q
period 2015-03-31
ELLIE MAE INC
filed 2015-05-07
CIK 1122388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-35140
_____________________________
ELLIE MAE, INC.
(Exact name of registrant as specified in its charter)
_____________________________

Delaware	94-3288780
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4420 Rosewood Drive, Suite 500 Pleasanton, California	94588
(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:
As of May 5, 2015:

Class	Number of Shares
Common Stock, $0.0001 par value	29,405,140

PART I—FINANCIAL INFORMATION
ITEM 1—CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Ellie Mae, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share amounts)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$25,353	$26,756
Short-term investments	48,724	49,352
Accounts receivable, net of allowances for doubtful accounts of $102 and $66 as of March 31, 2015 and December 31, 2014, respectively	25,553	20,403
Prepaid expenses and other current assets	13,014	16,021
Total current assets	112,644	112,532
Property and equipment, net	50,851	28,694
Long-term investments	59,354	58,679
Intangible assets, net	20,120	21,452
Goodwill	65,338	65,338
Deposits and other assets	3,425	3,425
Total assets	$311,732	$290,120
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$8,811	$6,726
Accrued and other current liabilities	16,953	16,822
Acquisition holdback, net of discount	522	522
Deferred revenue	12,486	9,729
Total current liabilities	38,772	33,799
Leases payable, net of current portion	2,241	443
Other long-term liabilities	3,729	2,994
Total liabilities	44,742	37,236
Commitments and contingencies (Note 7)
Stockholders' equity:
Common stock, $0.0001 par value per share; 140,000,000 authorized shares, 29,274,686 and 28,907,147 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	3	3
Additional paid-in capital	254,984	242,527
Accumulated other comprehensive income (loss)	76	(95)
Retained earnings	11,927	10,449
Total stockholders' equity	266,990	252,884
Total liabilities and stockholders' equity	$311,732	$290,120

See accompanying notes to these condensed consolidated financial statements (unaudited).

Ellie Mae, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months ended March 31,
	2015	2014
Revenues	$54,189	$32,178
Cost of revenues	17,350	9,318
Gross profit	36,839	22,860
Operating expenses:
Sales and marketing	9,760	6,095
Research and development	8,297	6,815
General and administrative	12,302	8,993
Total operating expenses	30,359	21,903
Income from operations	6,480	957
Other income, net	132	100
Income before income taxes	6,612	1,057
Income tax provision	3,028	275
Net income	$3,584	$782
Net income per share of common stock:
Basic	$0.12	$0.03
Diluted	$0.12	$0.03
Weighted average common shares used in computing net income per share of common stock:
Basic	28,768,144	27,339,394
Diluted	30,442,163	29,070,130

Net income	$3,584	$782
Other comprehensive income, net of taxes:
Unrealized gain (loss) on investments	171	(3)
Comprehensive income	$3,755	$779

See accompanying notes to these condensed consolidated financial statements (unaudited).

Ellie Mae, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,584	$782
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,767	1,275
Provision for uncollectible accounts receivable	38	64
Amortization of intangible assets	1,332	505
Amortization of discount related to acquisition holdback	—	14
Stock-based compensation expense	5,007	3,310
Excess tax benefit from stock-based compensation	(2,906)	(373)
Amortization of investment premium	275	352
Changes in operating assets and liabilities:
Accounts receivable	(5,188)	(1,747)
Prepaid expenses and other current assets	3,007	(648)
Deposits and other assets	—	76
Accounts payable	379	(562)
Accrued, other current and other liabilities	846	(902)
Deferred revenue	2,805	(23)
Net cash provided by operating activities	10,946	2,123
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(16,015)	(2,548)
Purchases of investments	(15,816)	(21,346)
Maturities of investments	15,665	16,750
Acquisitions, net of cash acquired	—	(4,500)
Net cash used in investing activities	(16,166)	(11,644)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capital lease obligations	(1,320)	(464)
Proceeds from issuance of common stock under employee stock plans	5,071	2,613
Payments for repurchase of common stock	(2,520)	—
Tax payments related to shares withheld for vested restricted stock units	(320)	(40)
Excess tax benefit from stock-based compensation	2,906	373
Net cash provided by financing activities	3,817	2,482
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,403)	(7,039)
CASH AND CASH EQUIVALENTS, Beginning of period	26,756	33,462
CASH AND CASH EQUIVALENTS, End of period	$25,353	$26,423
Supplemental disclosure of cash flow information:
Cash paid for interest	$33	$24
Cash paid for income taxes	$50	$18
Supplemental disclosure of non-cash investing and financing activities:
Fixed asset purchases not yet paid	$2,628	$1,069
Stock-based compensation capitalized to property and equipment	$207	$54
Acquisition of property and equipment under capital leases	$5,996	$1,195

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
NOTE 2—Basis of Presentation and Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on March 2, 2015 (“2014 Form 10-K”).
The condensed consolidated balance sheet as of December 31, 2014, included herein, was derived from the audited financial statements as of that date but does not include all disclosures, including notes required by U.S. GAAP.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial positions, results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year 2015 or any future period.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management evaluates estimates on a regular basis including those relating to revenue recognition, the allowance for doubtful accounts, goodwill, intangible assets, the valuation of deferred income taxes, stock-based compensation and unrecognized tax benefits, among others. Actual results could differ from those estimates and such differences may have a material impact on the Company’s condensed consolidated financial statements and footnotes.
Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements in its 2014 Form 10-K. There have been no significant changes to these policies.

Other Income, Net
Other income, net consisted of the following:

	Three Months ended March 31,
	2015	2014
	(in thousands)
Interest income	$159	$122
Net realized gain on investments	—	1
Interest expense	(27)	(23)
Total other income, net	$132	$100
Comprehensive Income
Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net income, specifically unrealized gains (losses) on available-for-sale investments. Except for net realized gain on investments which was not significant, there were no reclassifications out of accumulated other comprehensive income (loss) that affected net income during the three months ended March 31, 2015 and 2014.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 also requires significantly expanded disclosures about revenue recognition. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. On April 29, 2015, the FASB issued a proposed ASU to defer the effective date of ASU 2014-09. Under the proposal, ASU 2014-09 will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, but entities will be permitted to early adopt the standard as of the original effective date. The Company has not yet developed an expectation of the impact that adoption will have on its consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (“ASU 2015-05”), which clarifies the circumstances under which a cloud computing customer would account for the arrangement as a license of internal-use software. ASU 2015-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The Company has not yet developed an expectation of the impact that adoption will have on its consolidated financial statements.
NOTE 3—Net Income Per Share of Common Stock
Net income per share of common stock is calculated by dividing net income by the weighted average shares of common stock outstanding during the period. Diluted net income per share of common stock is calculated by dividing net income by the weighted average shares of common stock outstanding and potential shares of common stock during the period. Potential shares of common stock include dilutive shares attributable to the assumed exercise of stock options, restricted stock unit awards (“RSUs”), performance-vesting RSUs, performance share awards (“Performance Awards”) and Employee Stock Purchase Plan (“ESPP”) shares using the treasury stock method, if dilutive.

The components of net income per share of common stock were as follows:

	Three Months ended March 31,
	2015	2014
	(in thousands, except share and per share amounts)
Net income	$3,584	$782
Basic shares:
Weighted average common shares outstanding	28,768,144	27,339,394
Diluted shares:
Weighted average shares used to compute basic net income per share	28,768,144	27,339,394
Effect of potentially dilutive securities:
Employee stock options, RSUs, performance-vesting RSUs, Performance Awards and ESPP shares	1,674,019	1,730,736
Weighted average shares used to compute diluted net income per share	30,442,163	29,070,130
Net income per share:
Basic	$0.12	$0.03
Diluted	$0.12	$0.03
The following potential common shares were excluded from the computation of diluted net income per share, as their effect would have been anti-dilutive:

	Three Months ended March 31,
	2015	2014
Employee stock options and awards	346,256	910,812
Performance-vesting RSUs and Performance Awards are included in the diluted shares outstanding for each period if the established performance criteria have been met at the end of the respective periods. However, if none of the required performance criteria have been met for such awards, the Company includes the number of shares that would be issuable if the end of the reporting period were the end of the contingency period. Accordingly, in addition to the employee stock options and awards noted above, 157,491 and 90,625 shares underlying performance-vesting RSUs and Performance Awards were excluded from the dilutive shares outstanding for each of the three months ended March 31, 2015 and 2014, respectively.
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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis, according to the valuation techniques the Company used to determine their values:

	Fair value at	Fair value measurements using inputs considered as
	March 31, 2015	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$3,119	$3,119	$—	$—
Certificates of deposit	13,962	—	13,962	—
Corporate notes and obligations	28,040	—	28,040	—
Municipal obligations	3,045	—	3,045	—
U.S. government and government agency obligations	63,031	16,619	46,412	—
	$111,197	$19,738	$91,459	$—

	Fair value at	Fair value measurements using inputs considered as
	December 31, 2014	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$3,220	$3,220	$—	$—
Certificates of deposit	14,962	—	14,962	—
Corporate notes and obligations	29,035	—	29,035	—
Municipal obligations	3,155	—	3,155	—
U.S. government and government agency obligations	60,879	16,946	43,933	—
	$111,251	$20,166	$91,085	$—
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
At March 31, 2015 and December 31, 2014, the Company did not have any assets or liabilities that were valued using Level 3 inputs. For the three months ended March 31, 2015 and 2014, there were no transfers of financial instruments among Level 1, Level 2 or Level 3 classifications.
For the three months ended March 31, 2015 and 2014 the Company recognized interest income from financial instruments of $0.2 million and $0.1 million, respectively. Gross realized gains and gross realized losses from the sale of investments were not significant during the three months ended March 31, 2015 and 2014.

The carrying amounts, gross unrealized gains and losses and estimated fair value of cash and cash equivalents and both short-term and long-term investments consisted of the following:

	March 31, 2015
	Amortized cost	Unrealized gains	Unrealized losses	Carrying or fair value
	(in thousands)
Cash and cash equivalents:
Cash	$22,234	$—	$—	$22,234
Money market funds	3,119	—	—	3,119
	$25,353	$—	$—	$25,353
Investments:
Corporate notes and obligations	$28,019	$36	$(15)	$28,040
Certificates of deposit	13,951	17	(6)	13,962
Municipal obligations	3,038	7	—	3,045
U.S. government and government agency obligations	62,994	56	(19)	63,031
	$108,002	$116	$(40)	$108,078

	December 31, 2014
	Amortized cost	Unrealized gains	Unrealized losses	Carrying or fair value
	(in thousands)
Cash and cash equivalents:
Cash	$23,536	$—	$—	$23,536
Money market funds	3,220	—	—	3,220
	$26,756	$—	$—	$26,756
Investments:
Corporate notes and obligations	$29,071	$4	$(40)	$29,035
Certificates of deposit	14,972	11	(21)	14,962
Municipal obligations	3,149	6	—	3,155
U.S. government and government agency obligations	60,934	18	(73)	60,879
	$108,126	$39	$(134)	$108,031

The following table shows the gross unrealized losses and the related fair values of the Company’s investments that have been in a continuous unrealized loss position:

	March 31, 2015
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
	(in thousands)
Corporate notes and obligations	$9,791	$(15)		$—	$9,791	$(15)
Certificates of deposit	5,052	(6)		—	5,052	(6)
U.S. government and government agency obligations	15,745	(19)		—	15,745	(19)
	$30,588	$(40)	$—	$—	$30,588	$(40)

	December 31, 2014
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
	(in thousands)
Corporate notes and obligations	$19,535	$(40)	$—	$—	$19,535	$(40)
Certificates of deposit	5,735	(21)	—	—	5,735	(21)
U.S. government and government agency obligations	34,899	(73)	—	—	34,899	(73)
	$60,169	$(134)	$—	$—	$60,169	$(134)
The following table summarizes the maturities of the Company’s investments at March 31, 2015:

Carrying or fair value
(in thousands)
Remainder of 2015	$34,895
2016	44,468
2017	26,259
2018	2,456
Total	$108,078
Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.
NOTE 5— Goodwill and Intangible Assets
There were no changes in the carrying value of goodwill during the three months ended March 31, 2015.

Other intangible assets, net, consisted of the following:

	March 31, 2015
	Gross carrying amount	Accumulated amortization	Net intangibles	Weighted Average Remaining Useful Life
	(in thousands)			(in years)
Assets subject to amortization:
Developed technology	$7,035	$(3,329)	$3,706	2.1
Customer relationships	17,200	(4,841)	12,359	5.1
Trade names	301	(285)	16	0.8
Total assets subject to amortization:	24,536	(8,455)	16,081	4.4
Assets not subject to amortization:
Trade names	4,039	—	4,039
	$28,575	$(8,455)	$20,120

	December 31, 2014
	Gross carrying amount	Accumulated amortization	Net intangibles	Weighted Average Remaining Useful Life
	(in thousands)			(in years)
Assets subject to amortization:
Developed technology	$7,035	$(2,759)	$4,276	2.3
Customer relationships	17,200	(4,085)	13,115	5.3
Trade names	$301	$(279)	$22	1.1
Total assets subject to amortization:	$24,536	$(7,123)	$17,413	4.6
Assets not subject to amortization:
Trade names	$4,039	$—	$4,039
	$28,575	$(7,123)	$21,452
Amortization expense associated with intangible assets was $1.3 million for the three months ended March 31, 2015 and $0.5 million for the three months ended March 31, 2014, respectively.
Minimum future amortization expense for intangible assets at March 31, 2015 was as follows:

Amortization
(in thousands)
Remainder of fiscal 2015	$3,536
2016	4,182
2017	2,943
2018	2,093
2019	1,863
2020	1,464
$16,081
NOTE 6—Income Taxes
The Company computes its interim provision for income taxes by applying the estimated annual effective tax rate to the year-to-date income from recurring operations and adjust the provision for discrete tax items recorded in the period. The Company evaluates and updates its estimated annual effective income tax rate on a quarterly basis. The estimated annual effective tax rate as of March 31, 2015 and 2014 was 45.8% and 26.0%, respectively.
The difference between the federal statutory rate of 35% and the Company’s estimated effective tax rate for the three months ended March 31, 2015 was primarily due to the Company’s state income tax provision and non-deductible stock-based compensation expenses, offset by the domestic production activities deduction under Internal Revenue Code (“IRC”) Section

199. The Company’s annual estimated effective tax rate fluctuates quarterly due to the impact of stock based compensation deductions on the IRC Section 199 deduction.
The Company accounts for stock-based compensation pursuant to ASC 718 and uses ASC 740 ordering when determining when excess tax benefits have been realized. The Company realized a tax benefit of $2.9 million for the three months ended March 31, 2015 related to the exercise of employee stock options and the vesting of RSUs, performance-vesting RSUs and Performance Awards. The net income tax benefit in excess of the expenses recorded for financial reporting purposes has been recorded as an increase to additional paid-in capital and is reflected as a financing cash inflow in the condensed consolidated statements of cash flows.
The Company’s tax positions are subject to income tax audits by multiple tax jurisdictions. The Company accounts for uncertain tax positions and believes that it has provided adequate reserves for its unrecognized tax benefits for all tax years still open for assessment. The Company also believes that it does not have any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.
The Company has a policy to classify accrued interest and penalties associated with uncertain tax positions together with the related liability in the balance sheet, and to include the expenses incurred related to such accruals in the provision for income taxes. There were no interest or penalties included in the provision for income taxes during the three months ended March 31, 2015 and 2014, respectively.
NOTE 7—Commitments and Contingencies
Leases
The Company leases certain fixed assets under non-cancelable capital leases with various expiration dates. In January 2015, the Company entered into a lease agreement to finance the purchase of computer equipment for the Company’s data centers with payments of $0.3 million per month over the 24 month term of the agreement. In January 2015, the Company entered into an amendment to the Company’s existing lease of office space in Irvine, California, in which the Company will make payments of $8,800 per month over the 12 month term of the lease agreement.
Legal Proceedings
From time to time, the Company is involved in litigation that it believes is of the type common to companies engaged in the Company’s line of business, including commercial disputes and employment issues. As of the date of this Quarterly Report on Form 10-Q, the Company is not involved in any pending legal proceedings whose outcome the Company expects to have a material adverse effect on its financial position, results of operations or cash flows. However, litigation is unpredictable and excessive verdicts, both in the form of monetary damages and injunctions, could occur. In the future, litigation could result in substantial costs and diversion of resources and the Company could incur judgments or enter into settlements of claims that could have a material adverse effect on its business.
NOTE 8—Equity and Stock Incentive Plans
The Company recognized stock-based compensation related to awards granted under our 2009 Stock Option and Incentive Plan (the “2009 Plan”), 2011 Equity Incentive Award Plan (the “2011 Plan”) and ESPP.

Total stock-based compensation expense recognized consisted of:

	Three Months ended March 31,
	2015	2014
	(in thousands)
Cost of revenues	$615	$238
Sales and marketing	517	333
Research and development	1,147	736
General and administrative	2,728	2,003
	$5,007	$3,310
2009 Stock Option and Incentive Plan and 2011 Equity Incentive Award Plan
Stock Options
The following table summarizes the Company’s stock option activity under the 2009 Plan and 2011 Plan:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at January 1, 2015	3,050,301	$17.41
Granted	172,532	$45.27
Exercised	(332,796)	$10.06
Forfeited or expired	(10,846)	$23.52
Outstanding at March 31, 2015	2,879,191	$19.91	7.57	$101,932
Ending vested and expected to vest at March 31, 2015	2,767,415	$19.54	7.52	$98,998
Exercisable at March 31, 2015	1,352,600	$12.50	6.42	$57,911
Stock options granted during the three months ended March 31, 2015 were made under the 2011 Plan. There were no grants under the 2009 Plan during the three months ended March 31, 2015.
Intrinsic value of an option is the difference between the fair value of the Company’s common stock at the time of exercise and the exercise price to be paid. The aggregate intrinsic value for options outstanding at March 31, 2015 in the table above represents the total intrinsic value, based on the Company’s closing stock price of $55.31 as of March 31, 2015, which would have been received by option holders had all option holders exercised their in-the-money options as of that date. Options outstanding that are expected to vest are net of estimated future option forfeitures.
Following is additional information pertaining to the Company’s stock option activity:

	Three Months ended March 31,
	2015	2014
	(in thousands, except per option amounts)
Weighted average fair value per option granted	$21.66	$13.30
Grant-date fair value of options vested	$1,729	$1,467
Intrinsic value of options exercised	$12,829	$6,425
Proceeds received from options exercised	$3,349	$1,448
As of March 31, 2015, total unrecognized stock-based compensation expense related to unvested stock options, adjusted for estimated forfeitures, was $16.9 million and is expected to be recognized over a weighted average period of 2.6 years.
Restricted Stock Units, Performance-Vesting Restricted Stock Units and Performance Awards
The Performance Awards granted represent the right to receive shares of the Company’s common stock, contingent upon the achievement of certain of the Company’s performance metrics during the performance period. Subsequent to the performance period, the Compensation Committee of the Board of Directors (the “Compensation Committee”) determines and approves the achievement of the performance goals (the “Determination Date”) and the earned shares are issued, with 25% of the shares vested upon issuance and the remaining shares to vest 25% on each of the first three anniversaries of the Determination Date, subject to the continuous employment of the participant through such dates.
In August 2012, the Company granted 147,000 Performance Awards with a performance period of July 1, 2012 through June 30, 2013. On the Determination Date in August 2013, the Compensation Committee determined that 588,000 shares of common stock had been earned.
In February 2013, the Company granted 113,000 Performance Awards with a performance period of January 1, 2013 through December 31, 2013. On the Determination Date in March 2014, the Compensation Committee determined that 124,300 shares of common stock had been earned.
In February 2014, the Company granted 62,500 Performance Awards with a performance period of January 1, 2014 through December 31, 2014. On the Determination Date in March 2015, the Compensation Committee determined that 107,350 shares of common stock had been earned.
In February 2015 and March 2015, the Company granted 24,766 and 10,324 Performance Awards with a performance period of January 1, 2015 through December 31, 2015. The designated participants may earn between zero and 2.0 shares of common stock for each award. As of March 31, 2015, the Company expects that each award will convert to 1.3 shares of common stock on the Determination Date.
In December 2014, the Company granted Sigmund Anderman, then Chief Executive Officer and current Chairman of the Board of Directors of the Company, an option to purchase 76,648 shares of Company common stock and 37,203 performance-vesting RSUs. In January 2015, the Company granted Mr. Anderman an option to purchase 71,648 shares of Company common stock and 34,714 performance-vesting RSUs. The options will have a four-year, employment-based vesting schedule with 25% of the total number of options to vest on the first anniversary of the grant date and 1/48th of the total number of options to vest monthly thereafter. The performance-vesting RSUs will vest based upon the achievement of the corporate goals for fiscal year 2015 and continued employment. On the date the board of directors or the compensation committee certifies the achievement of the Company’s corporate goals for fiscal year 2015 (the “2015 RSU Determination Date”), Mr. Anderman may earn up to 2.0 shares of common stock for each of the performance-vesting RSUs. 25% of the total number of performance-vesting RSUs will vest and be issued on the 2015 RSU Determination Date, and the remaining shares will vest and be issued 25% on each of December 31, 2016, 2017 and 2018, subject to the continuous employment of Mr. Anderman through such dates. As of March 31, 2015, the Company expects that each of the performance-vesting RSUs will convert to 1.6 shares of common stock on the 2015 RSU Determination Date.
The following table summarizes the Company’s RSU, Performance Award and performance-vesting RSU activity:

	RSUs		Performance Awards and performance-vesting RSUs
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Outstanding at January 1, 2015	585,858	$27.20	485,177	$25.61
Granted	49,898	49.76	120,288	43.46
Released	(31,094)	24.32	(28,873)	19.60
Forfeited or expired	(4,091)	31.30	—	—
Outstanding at March 31, 2015	600,571	$29.20	576,592	$29.63
Ending vested and expected to vest at March 31, 2015	535,976		576,592
RSUs, performance-vesting RSUs and Performance Awards that are expected to vest are presented net of estimated future forfeitures. RSUs released during the three months ended March 31, 2015 and 2014 had an aggregate intrinsic value of $1.6 million and $0.1 million, respectively, and had an aggregate grant-date fair value of $0.8 million and $28 thousand, respectively. Performance-vesting RSUs and Performance Awards released during the three months ended March 31, 2015 had an aggregate intrinsic value of $1.6 million and had an aggregate grant-date fair value of $0.6 million. There were no performance-vesting RSUs and Performance Awards released during the three months ended March 31, 2014. The number of RSUs released includes shares that the Company withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.
As of March 31, 2015, total unrecognized compensation expense related to unvested RSUs, performance-vesting RSUs and Performance Awards was $22.5 million and is expected to be recognized over a weighted average period of 2.5 years.

Employee Stock Purchase Plan
For the three months ended March 31, 2015 and 2014, employees purchased 58,239 shares and 45,746 shares, respectively, under the ESPP for a total of $1.7 million and $1.2 million, respectively. As of March 31, 2015, unrecognized compensation expense related to the current ESPP period, which ends on August 31, 2015, was $0.6 million and is expected to be recognized over five months.
Valuation Information
The fair value of stock options and stock purchase rights granted under the 2009 Plan, the 2011 Plan and the ESPP were estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	Three Months ended March 31,
	2015	2014
Stock option plans:
Risk-free interest rate	1.75%	1.92%
Expected life of options (in years)	6.08	6.08
Expected dividend yield	—%	—%
Volatility	48%	52%
Employee Stock Purchase Plan:
Risk-free interest rate	0.13%	0.08%
Expected life of options (in years)	0.50	0.50
Expected dividend yield	—%	—%
Volatility	35%	39%
Common Stock
The following numbers of shares of common stock were reserved and available for future issuance at March 31, 2015:

Reserved Shares
Options and awards outstanding under stock incentive plans	4,056,354
Shares available for future grant under the stock incentive plan	3,394,299
Shares available under the Employee Stock Purchase Plan	1,257,353
Total	8,708,006
In February 2015, 289,071 additional shares were reserved under the ESPP and 1,445,357 additional shares were reserved under the 2011 Plan, pursuant to the automatic increase provisions in each plan.
Stock Repurchase Program
In May 2014, the Company’s board of directors approved a stock repurchase program under which the Company is authorized to repurchase up to $75.0 million of its common stock, which expires in May 2017. All shares are retired upon repurchase. During the three months ended March 31, 2015, the Company repurchased a total of 48,450 shares for $2.5 million. As of March 31, 2015, $72.5 million remained available for future repurchases under the program.
NOTE 9—Segment Information
The Company operates in one industry—mortgage-related software and services. The Company’s chief operating decision maker is its chief executive officer, who makes decisions about resource allocation and reviews financial information presented on a consolidated basis. Accordingly, the Company has determined that it has a single reporting segment and operating unit structure, specifically technology-enabled solutions to help streamline and automate the residential mortgage origination process for its network participants.

The Company is organized primarily on the basis of service lines. Supplemental disclosure of revenues by type is as follows:

	Three Months ended March 31,
	2015	2014
	(in thousands)
On-demand revenues	$52,672	$30,146
On-premise revenues	1,517	2,032
	$54,189	$32,178
On-demand revenue is generated from company-hosted software subscriptions that customers access through the Internet and from customers that pay fees based on a per closed loan, or success, basis subject to monthly base fees, which we refer to as Success-Based Pricing. Additionally, on-demand revenue is comprised of software services sold transactionally; Ellie Mae Network transaction fees; education and training, loan product and guideline data and analytics services under the AllRegs brand; and professional services which include consulting, implementation and training services.
On-premise revenue is generated from maintenance services, sales of customer-hosted software licenses, and related professional services.
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
This discussion should be read in conjunction with the condensed consolidated financial statements and notes presented in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2014, or 2014 Form 10-K.

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
The Ellie Mae Network electronically connects the approximately 119,000 mortgage professionals using Encompass to the broad array of mortgage lenders, investors and third-party service providers integral to the origination and funding of residential mortgages. During the mortgage origination process, mortgage originators may order various services through the Ellie Mae Network, including credit reports; product eligibility and pricing services; automated underwriting services; appraisals; title reports; insurance; flood certifications and flood insurance; compliance reviews; fraud detection; document preparation; and verification of income, identity and employment. Mortgage originators can also initiate secure data transmission to and from lenders and investors.
In October 2014, we acquired substantially all the assets of Mortgage Resource Center, Inc., dba AllRegs, a provider of research and reference, education, documentation and data and analytics products relating to the mortgage industry. The write-down of acquired deferred revenue in accordance with applicable purchase accounting rules under generally accepted accounting principles in the United States, or U.S. GAAP, has resulted in us realizing lower amounts of revenues than would normally be expected from the AllRegs business since the acquisition date and will continue to do so through 2015. Operating costs generated by the AllRegs business and the amortization of acquired intangible assets has increased our operating expenses since the acquisition date and will continue to do so for the foreseeable future.
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
Our on-demand revenues typically, but not always, track the seasonality of the residential mortgage industry, with increased activity in the second and third quarters and reduced activity in the first and fourth quarters as home buyers tend to purchase their homes during the spring and summer in order to move to a new home before the start of the school year. Mortgage volumes are also impacted by other factors such as interest rate fluctuations, home sale activity and general economic conditions, which can lead to departures from the typical seasonal pattern. For example, increases in mortgage interest rates could reduce the volume of new mortgages originated and, in particular, the volume of mortgage refinancings. We currently estimate that approximately 30% to 40% of our revenues have some sensitivity to volume. The base fee portion of success-based SaaS Encompass revenues, subscription revenues, professional services revenues and revenues from sales of AllRegs services are not affected by fluctuations in mortgage origination volume.
We are investing aggressively in initiatives that we believe will help us continue to grow our business, improve our products and services and strengthen our competitive advantage while bringing sustainable, long-term value to our customers. During 2014 and in the first quarter of 2015, we increased our investments in our sales and client services capabilities, research and development and technology infrastructure to support our user additions and overall business growth. These investments include expanding our talent across the organization by hiring additional personnel. To support customers and further differentiate ourselves, we currently anticipate that throughout 2015 we will continue to increase our investment in key areas such as research and development, enterprise sales, services, technical support, security and data center infrastructure. We currently anticipate that this investment will include development of our next generation Encompass platform, which will be incrementally introduced over the coming quarters and throughout 2016. The costs associated with this investment decreased our gross margin percentage and increased our operating expenses in the first quarter of 2015 as compared to the same period in 2014. We expect that continued investment in key areas will further decrease our gross margin percentage and increase our operating expenses for the remainder of 2015.
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
In response to the increased quality standards and compliance mandates affecting the industry, we expect an increased number of mortgage lenders to assess new platform options and replace their legacy systems. We have increased the size of our customer acquisition, implementation and support teams by approximately 40% from 239 employees at March 31, 2014 to 335 employees on March 31, 2015 in order to address anticipated demand for our software solutions.
Increased regulation affecting lenders and investors. Regulatory reforms have significantly increased the complexity and importance of regulatory compliance. We devote considerable resources to continually upgrading software to help customers address regulatory changes. We offer Encompass Compliance Service, which analyzes mortgage loan data for compliance with consumer protection laws and institutionally mandated compliance policies and alerts users to possible violations of these laws and policies. In addition, we have a staff of attorneys and work with compliance experts who help ensure that documents prepared using our software and the processes recommended by the Encompass workflow comply with applicable rules and regulations. For example, additional tools and product updates were recently required to address the Ability-to-Repay, or ATR, / Qualified Mortgage, or QM, and Federal and State High Cost rules that became effective in January 2014. In addition, we are updating certain of our products to comply with the TILA-RESPA Integrated Disclosure rule changes that take effect in August 2015. We believe we are also well-positioned to help our customers meet future Dodd-Frank Act requirements as they are published and become effective.
Greater focus on operational efficiencies. The average total production cost per loan was $5,603 in the fourth quarter of 20121, $6,959 in the fourth quarter of 20132, and $7,000 in the fourth quarter of 20143. We expect costs to continue to be a significant consideration for mortgage originators due to continued increased regulation and heightened quality standards. By automating many of the functions of mortgage origination, we enable our users to comply with regulations and process quality loans more efficiently and effectively. This reduces the cost of originating a loan and lowers the risk of buy back demands from investors resulting from poorly originated or documented loans or loans that fail to comply with applicable regulations. We continually address the changing needs of our customers by developing and enhancing tools to allow for simplified regulatory compliance, increased availability of information, and enhanced system functionality and performance.
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

________________

1	Mortgage Bankers Association, Despite Higher Volumes, Independent Mortgage Banker Per-Loan Profits Decrease in the Fourth Quarter as the Cost to Originate Rises, April 2, 2013.
2	Mortgage Bankers Association, Independent Mortgage Banker Profits Reach New Lows in the Fourth Quarter of 2013, March 26, 2014
3	Mortgage Bankers Association, Independent Mortgage Banks' Profits in 4th Quarter 2014 Down from Previous Quarter; Up on Year-Over-Year Basis, March 31, 2015.

Customers adopting multi-channel strategies. Customers are developing multi-channel strategies beyond a single retail, correspondent or wholesale mortgage lending channel in order to grow their businesses. The requirements of these different channels vary and in order to maintain a single operating system, customers must use a robust system with customizable functionality. Encompass includes support for multi-channel workflows, allowing our customers to drive efficiencies and boost productivity by creating distinct workflows for each channel that map to our customers’ business needs. Encompass users can customize workflows based on channel, loan purpose or specific loan criteria; all of which can vary between lending channels. Additionally, Encompass Consumer Direct gives our customers the ability to originate loans directly from borrowers by offering an online loan application that can be accessed by anyone with a web browser.
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
Acquisition Strategy
Our industry is highly fragmented, and we believe there are strategic opportunities available to acquire competing software companies or software providers that offer mortgage origination functionality that will complement and increase the attractiveness of our solutions. In October 2014, we acquired substantially all the assets of Mortgage Resource Center, Inc. (dba AllRegs), or AllRegs, a provider of research and reference, education, documentation and data and analytics products relating to the mortgage industry. The assets that we acquired from AllRegs will allow us to strengthen our products through product integration and introduce new products related to training, compliance management systems and loan product eligibility. In January 2014, we acquired substantially all the assets of ARG Interactive, LLC (dba MortgageCEO), or MortgageCEO, a SaaS company specializing in customer relationship management and marketing solutions for the residential mortgage industry. We intend to continue pursuing additional strategic acquisitions.
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
The following table shows these operating metrics as of and for the three months ended March 31, 2015 and 2014:

	Three Months ended March 31,
	2015	2014
Revenues (in thousands):
Total revenues	$54,189	$32,178
Total contracted revenues	$31,886	$22,542
Total SaaS Encompass revenues	$32,481	$19,775
Users at end of period:
Contracted SaaS users	133,581	99,089
Active Encompass users	118,672	94,971
Active SaaS Encompass users	94,537	67,416
Active SaaS Encompass users as a percentage of active Encompass users	80%	71%
Active SaaS Encompass users as a percentage of contracted SaaS Encompass users	71%	68%
Average users during period:
Active Encompass users	114,413	93,702
Active SaaS Encompass users	90,368	66,160
Active SaaS Encompass users as a percentage of active Encompass users	79%	71%
Revenue per average user during period:
Revenue per average active Encompass user	$474	$343
SaaS Encompass revenue per average active SaaS Encompass user	$359	$299
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
Revenue Recognition
We generate revenue primarily from transaction-based fees and fees for software and related services. Our software can be accessed either through a company-hosted subscription or a customer-hosted license. Accordingly, our revenues is described as on-demand and on-premise. Sales taxes assessed by governmental authorities are excluded from revenue.
On-demand Revenue
On-demand revenue is generated from company-hosted software subscriptions that customers access through the Internet and from customers that pay fees based on a per closed loan, or success, basis subject to monthly base fees, which we refer to as Success-Based Pricing. Additionally, on-demand revenue is comprised of software services sold transactionally; Ellie Mae Network transaction fees; education and training, loan product and guideline data and analytics services under the AllRegs brand; and professional services which include consulting, implementation and training services.
On-premise Revenue
On-premise revenue is generated from maintenance services, sales of customer-hosted software licenses, and related professional services.

Cost of Revenues and Operating Expenses
Cost of Revenues
Our cost of revenues consists primarily of: salaries and benefits, including stock-based compensation expense; expenses for document preparation, income verification and compliance services; customer support; data centers; depreciation on computer equipment used in supporting the Ellie Mae Network, SaaS Encompass and Encompass CenterWise offerings; amortization of acquired intangible assets such as developed technology and trade names; amortization of internal-use software; professional services associated with implementation of our software and allocated facilities costs. We expect that our cost of revenues will continue to increase in absolute dollars as our revenues increase, as we make additional and accelerated investments to bolster our infrastructure and enhance our system capacity, reliability and security, as we pursue additional strategic acquisitions, as we place new internal-use software into service and as we continue to hire additional personnel in our implementation and customer support departments to support new customers.
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
Research and Development
Our research and development expenses consist primarily of: salaries and benefits, including bonuses and stock-based compensation expense; fees to contractors engaged in the development and support of the Ellie Mae Network, Encompass software and other products; and allocated facilities costs. We expect that our research and development expenses will continue to increase in absolute dollars as we continue to invest in our products and services and related next-generation enhancements, including hiring additional engineering and product development personnel, and as we pursue additional strategic acquisitions.
General and Administrative
Our general and administrative expenses consist primarily of: salaries and benefits, including bonuses and stock-based compensation expense for employees involved in finance, accounting, human resources, administrative, information technology and legal roles; consulting, legal, accounting and other professional services by third-party providers; and allocated facilities costs. We expect general and administrative expenses to continue to increase in absolute dollars as we hire additional personnel and grant stock-based awards to attract and retain the employees needed to continue to grow our business and as we pursue additional strategic acquisitions.
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

Critical Accounting Policies and Estimates
There have been no material changes during the three months ended March 31, 2015 to our critical accounting policies and estimates previously disclosed in our 2014 Form 10-K.
Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months ended March 31,
	2015	2014
	(in thousands)
Revenues	$54,189	$32,178
Cost of revenues (1)	17,350	9,318
Gross profit	36,839	22,860
Operating expenses:
Sales and marketing (1)	9,760	6,095
Research and development (1)	8,297	6,815
General and administrative (1)	12,302	8,993
Total operating expenses	30,359	21,903
Income from operations	6,480	957
Other income, net	132	100
Income before income taxes	6,612	1,057
Income tax provision	3,028	275
Net income	$3,584	$782
________
(1) Stock-based compensation included in the above line items:

	Three Months ended March 31,
	2015	2014
	(in thousands)
Cost of revenues	$615	$238
Sales and marketing	517	333
Research and development	1,147	736
General and administrative	2,728	2,003
	$5,007	$3,310

	Three Months ended March 31,
	2015	2014

Revenues	100.0%	100.0%
Cost of revenues	32.0	29.0
Gross margin	68.0	71.0
Operating expenses:
Sales and marketing	18.0	18.9
Research and development	15.3	21.2
General and administrative	22.7	27.9
Total operating expenses	56.0	68.0
Income from operations	12.0	3.0
Other income, net	0.2	0.3
Income before income taxes	12.2	3.3
Income tax provision	5.6	0.9
Net income	6.6%	2.4%

Comparison of the Three Months Ended March 31, 2015 and 2014
Revenue
The following table sets forth our revenue by type for the periods presented:

	Three Months ended March 31,
	2015	2014
	(dollars in thousands)
Revenue by type:
On-demand	$52,672	$30,146
On-premise	1,517	2,032
Total	$54,189	$32,178

	Three Months ended March 31,
	2015	2014
Revenue by type:
On-demand	97.2%	93.7%
On-premise	2.8%	6.3%
Total	100.0%	100.0%
Three months ended March 31, 2015. Total revenues increased $22.0 million, or 68.4%, for the three months ended March 31, 2015 as compared to the same period of 2014.
On-demand revenue increased by $22.5 million, or 75% during the three months ended March 31, 2015, consisting primarily of a $12.7 million increase in SaaS Encompass revenue. The increase in SaaS Encompass revenue resulted partially from a $5.1 million, or 29%, increase in base fees due to a 35% increase in contracted SaaS Encompass users as of March 31, 2015 compared to the same period in 2014. In addition, SaaS Encompass revenue increased by $7.6 million due to additional closed loan fees, which are assessed for loans closed in excess of base fees under our Success-Based Pricing model. The closed loan fee increases were driven by higher mortgage origination volumes, and resulted in a 20% increase in SaaS Encompass revenue per average active SaaS Encompass user.
Additional contributors to the growth in on-demand revenue were a $3.2 million increase in revenues from network transactions due to increased network usage of third party Flood, Appraisal, Credit and Fraud services to process loans, $2.6 million of revenues from AllRegs products and services, a $1.5 million increase in revenues from professional services driven primarily by implementation and training services provided to new customers and to customers that upgraded from on-premise to SaaS users, and a $1.5 million increase in revenues from other software and services due to an increase in TQL adoption and usage by Encompass users.
On-premise revenue decreased by $0.5 million for the three months ended March 31, 2015 compared to the same period of 2014, primarily due to a $0.9 million decrease in software license and maintenance fees as a number of our on-premise customers converted to SaaS Encompass Success-Based Pricing users, offset by $0.4 million in training revenues related to our annual user conference which was held in the first quarter of 2015 but not in the first quarter of 2014.
Gross Profit

	Three Months ended March 31,
	2015	2014
	(dollars in thousands)
Gross profit	$36,839	$22,860
Gross margin	68.0%	71.0%
Gross profit increased by $14.0 million and gross margin percentage decreased by 3.0 percentage points during the three months ended March 31, 2015 as compared to the same period of 2014 as revenues increased by $22.0 million and cost of revenues increased by $8.0 million. The decrease in the gross margin percentage was primarily a result of an increase in fixed costs associated with headcount added to our implementation, professional services and customer support organizations, investments we have made in expanding our data centers and amortization of intangible assets acquired in business combinations. The increase in costs include a $3.8 million increase in salary, employee benefit and stock-based compensation expenses associated with headcount added to our professional services and customer support organizations in anticipation of continued increasing demand for our software solutions, a $1.5 million increase in third-party royalty expenses arising from the increased revenues, a $0.9 million increase in expenses related to our data centers and technology and a $0.8 million increase in amortization expenses related to the intangible assets acquired from AllRegs.
Sales and Marketing

	Three Months ended March 31,
	2015	2014
	(dollars in thousands)
Sales and marketing	$9,760	$6,095
Sales and marketing as % of revenues	18.0%	18.9%
Sales and marketing expenses increased by $3.7 million, or 60.1%, for the three months ended March 31, 2015 as compared to the same period of 2014. Sales and marketing expenses as a percentage of revenues decreased by 0.9% of revenues. The increase to expense was primarily due to a $1.6 million increase in salary, employee benefit and stock-based compensation expenses as we continued to grow our sales and marketing teams in an effort to increase our market share and address anticipated demand for our software solutions and from additions to headcount from the AllRegs acquisition, a $1.0 million increase in marketing expenses related to our annual user conference which was held in the first quarter of 2015 but not in the first quarter of 2014, and a $0.5 million increase in commissions paid to our sales representatives.
Research and Development

	Three Months ended March 31,
	2015	2014
	(dollars in thousands)
Research and development	$8,297	$6,815
Research and development as % of revenues	15.3%	21.2%
Research and development expenses increased by $1.5 million, or 21.7%, in the three months ended March 31, 2015 compared to the same period of 2014. Research and development expenses as a percentage of revenues decreased by 5.9% of revenues. The increase in expense was due to a $4.7 million increase in total research and development costs, primarily driven by salary, benefits, and stock compensation costs from additions to headcount as we continued to invest in our products and services and additions to headcount from the AllRegs acquisition, offset by a $3.2 million decrease because more costs related to internal use software and website development projects were capitalized to property and equipment in the three months ended March 31, 2015 than in the same period of 2014. Costs associated with the development of internal-use software and website development are capitalized to property and equipment rather than expensed, and amortized over their respective useful lives when the related assets are placed into service.
General and Administrative

	Three Months ended March 31,
	2015	2014
	(dollars in thousands)
General and administrative	$12,302	$8,993
General and administrative as % of revenues	22.7%	27.9%
General and administrative expenses increased by $3.3 million, or 36.8%, in the three months ended March 31, 2015 as compared to the same period of 2014. General and administrative expenses as a percentage of revenues decreased by 5.2% of revenues. The increase in expense was primarily due to a $1.8 million increase in salaries and employee benefits related to increased headcount from both hiring and the AllRegs acquisition, a $0.6 million increase in professional fees and a $0.7 million increase in stock-based compensation expense primarily resulting from increased headcount.
Income Tax Provision
Income tax provision was $3.0 million for the three months ended March 31, 2015, compared to $0.3 million for the three months ended March 31, 2014. The increase in income tax provision was primarily due to the increase of pre-tax income from $1.1 million for the three months ended March 31, 2014 to $6.6 million for the three months ended March 31, 2015, an increase in nondeductible compensation and the suspension of federal R&D credits for 2014.

Liquidity and Capital Resources
At March 31, 2015, we had cash, cash equivalents and short-term investments of $74.1 million and long-term investments of $59.4 million. Cash and cash equivalents consist of cash and money market accounts. Both short and long-term investments consist of corporate bonds and obligations, certificates of deposit, municipal obligations, U.S. government notes and U.S. government agency securities.
We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund capital expenditures, operating expenses and other cash requirements for at least the next 12 months. We may enter into acquisitions in the future, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
The following table sets forth our statement of cash flows data for the periods presented:

	Three Months ended March 31,		Net
	2015	2014	Change
	(in thousands)
Net cash provided by operating activities	$10,946	$2,123	$8,823
Net cash used in investing activities	(16,166)	(11,644)	(4,522)
Net cash provided by financing activities	3,817	2,482	1,335
Net decrease in cash and cash equivalents	$(1,403)	$(7,039)	$5,636
Operating Activities
Cash provided by operating activities increased by $8.8 million from $2.1 million for the three months ended March 31, 2014 to $10.9 million for the three months ended March 31, 2015. In the condensed consolidated statements of cash flows, cash provided by operating activities is presented as net income adjusted for non-cash items and changes in operating assets and liabilities. Net income increased by $2.8 million for the three months ended March 31, 2015 as compared to the same period of 2014. The net contribution of non-cash items to cash provided by operating activities increased by $0.4 million for the three months ended March 31, 2015 as compared to the same period of 2014. The net contribution of changes in operating assets and liabilities to cash provided by operating activities increased by $5.7 million for the three months ended March 31, 2015 as compared to the same period of 2014.
The $0.4 million increase in the net contribution of non-cash items to cash provided by operating activities was primarily due to a $2.5 million decrease in excess tax benefits from stock-based compensation, a $1.7 million increase in stock-based compensation expense due to increased headcount, a $0.8 million increase in amortization of intangible assets as a result of the acquisition of AllRegs and a $0.5 million increase in depreciation from property and equipment placed into service.
Changes in operating assets and liabilities resulted in a net increase of $5.7 million to cash provided by operating activities for the three months ended March 31, 2015 as compared to the same period in 2014. Our net accounts receivable balance fluctuates from period to period, depending on the amount and timing of sales and billing activity, our customers’ payment method, and cash collections. The change in prepaid expenses and other current assets was primarily due to the timing of payments for computer software licenses and marketing events. The change in accounts payable and accrued and other liabilities was due to the timing of additional liabilities and payments in general, and does not reflect any significant change in the nature of accrued liabilities. The increase in deferred revenue is primarily the result of continued sales of publishing subscriptions following the acquisition of AllRegs as well as an increase in sales of professional services, offset by a decrease in undelivered software maintenance as more customers adopt our SaaS platform which does not include the sale of stand-alone maintenance.
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
Cash used in investing activities of $16.2 million for the three months ended March 31, 2015 was primarily the result of $16.0 million for purchases of property and equipment and costs incurred to develop internal-use software and website applications, including capital improvements to our new corporate headquarters, investments to bolster our infrastructure and enhance our system capacity, reliability and security and costs to develop our next generation Encompass platform. We also incurred $0.2 million in net purchases of investments.

Cash used in investing activities of $11.6 million for the three months ended March 31, 2014 was the result of $4.6 million in net purchases of investments, $2.5 million for purchases of property and equipment and costs incurred to develop internal-use software and website applications and $4.5 million cash paid for the MortgageCEO acquisition.
Financing Activities
Financing activities have consisted primarily of cash provided from the exercise of stock options and purchases under the employee stock purchase plan, excess tax benefits from stock-based compensation, payments related to capital lease obligations and tax payments related to shares withheld for vested restricted stock units, or RSUs. In May 2014, our board of directors approved a stock repurchase program under which we are authorized to repurchase up to $75.0 million of our common stock over a 36-month period, $72.5 million of which remains available as of March 31, 2015. Under the program, purchases may be made from time to time on the open market, and will be funded from available working capital.
Cash provided by financing activities of $3.8 million for the three months ended March 31, 2015 consisted primarily of $5.1 million in proceeds from the exercise of stock options and $2.9 million in excess tax benefits from stock-based compensation, offset in part by $2.5 million in common stock repurchases, payments on capital leases of $1.3 million and tax payments of $0.3 million related to shares withheld for vested RSUs.
Cash provided by financing activities of $2.5 million for the three months ended March 31, 2014 consisted primarily of $2.6 million in proceeds from the exercise of stock options and $0.4 million in excess tax benefits from stock-based compensation, offset in part by payments on capital leases of $0.5 million and $40 thousand related to shares withheld for vested RSUs.
Off Balance Sheet Arrangements
As of March 31, 2015, we had no off-balance sheet arrangements and operating leases were the only financing arrangements not reported on our condensed consolidated financial statements.
Contractual Obligations
During the three months ended March 31, 2015, there have been no material changes to our contractual obligations outside the ordinary course of business from those specified in the 2014 Form 10-K.
As described in Note 7 to the Condensed Consolidated Financial Statements, in January 2015, we entered into a lease agreement to finance the purchase of computer equipment for our data centers with payments of $0.3 million per month over the 24 month term of the agreement. We disclosed the payments associated with this lease as a purchase obligation in the 2014 Form 10-K.
ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We believe that there have been no significant changes in our market risk exposures for the three months ended March 31, 2015, as compared with those discussed in our 2014 Form 10-K.
ITEM 4—CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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
Any future system interruptions that impair access to the Ellie Mae Network or SaaS Encompass could damage our reputation and brand and may substantially harm our business.
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
Changes to existing laws or regulations or adoption of new laws or regulations relating to the residential mortgage industry could require us to incur significant costs to update our products and services. Our Encompass Compliance Service analyzes mortgage loan data for compliance with consumer protection laws and institutionally mandated compliance policies and must continually be updated to incorporate changes to such laws and policies. The Dodd-Frank Act has caused and will continue to cause us to make similar updates to Encompass, Encompass Product and Pricing Service, Encompass Docs Solution, TQL and the Ellie Mae Network to address, among other things, regulations that protect consumers against unfair, deceptive and abusive practices by lenders. For example, additional tools and product updates were recently required to address the Ability-to-Repay, or ATR, / Qualified Mortgage, or QM, and Federal and State High Cost rules that became effective in January 2014. In addition, we are updating certain of our products to comply with the TILA-RESPA Integrated Disclosure rule changes that take effect in August 2015. These additions and updates have caused us to incur significant expense, and future updates will likely similarly cause us to incur significant expense. In addition, if our products and services fail to address relevant laws and regulations, we could be subject to claims by our customers that we have breached the warranty provisions in our customer contracts. Such claims could result in substantial costs and we could incur judgments or enter into settlements of claims that could have a material adverse effect on our business.
Potential structural changes in the U.S. residential mortgage industry, in particular plans to diminish the role of Fannie Mae and Freddie Mac, could disrupt the residential mortgage market and have a material adverse effect on our business.
Fannie Mae and Freddie Mac play a very important role in providing liquidity, stability and affordability in the current U.S. residential mortgage market. In particular, they participate in the secondary mortgage market by purchasing mortgage loans and mortgage-related securities for investment and by issuing guaranteed mortgage-related securities. In February 2011, the Obama administration delivered a report to Congress which proposed the winding down of Fannie Mae and Freddie Mac and shrinking the federal government’s role in the housing market. This proposal includes the withdrawal of government guarantees currently available for certain residential loans and increasing the down payment requirements for borrowers, both of which could reduce mortgage lending volume. In February 2012, the Federal Housing Finance Agency sent Congress a strategic plan to wind down

Fannie Mae and Freddie Mac over the next several years. This proposal includes building a new infrastructure for the secondary mortgage market, continuing to shrink Fannie Mae’s and Freddie Mac’s operations by eliminating the direct funding of mortgages and shifting mortgage credit risk to private investors and maintaining foreclosure prevention activities and credit availability. In August 2012, the U.S. Department of the Treasury announced it would require Fannie Mae and Freddie Mac to reduce their investment portfolios more quickly, at an annual rate of 15% versus the previous rate of 10%. In June 2013, the U.S. Senate introduced a bill to wind down Fannie Mae and Freddie Mac over five years. This legislation would replace Fannie Mae and Freddie Mac with a new Federal Mortgage Insurance Corporation that would continue to guarantee mortgages, but only after private capital absorbs the first 10% of any losses. In July 2013, the U.S. House of Representatives also unveiled draft legislation to similarly wind down Fannie Mae and Freddie Mac over a five year period. In 2014, four Fannie Mae and Freddie Mac reform measures were active in Congress: the Senate’s Johnson-Crapo and Corker-Warner, and the House’s PATH Act and HOME Forward Act. In 2015, two Fannie Mae and Freddie Mac reform measures are active in Congress: the Partnership to Strengthen Homeownership Act of 2015 and the Mortgage Finance Act of 2015. The Federal Housing Finance Agency released in March 2015 its report on progress with the 2014 Strategic Plan for Fannie Mae and Freddie Mac Conservatorships. The effects of these proposals, the passage of any of these bills into law or any significant structural change to the U.S. residential mortgage industry may cause significant disruption to the residential mortgage market. If we are unable to react effectively and quickly to changes in the residential mortgage industry, our business could be harmed.
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
Our board of directors previously approved a stock repurchase program under which we are authorized to repurchase up to $75.0 million of our common stock over a 36-month period, $72.5 million of which remains available as of March 31, 2015. Such stock repurchases may be limited, suspended, or terminated at any time without prior notice. There can be no assurance that we will repurchase additional shares of our common stock under our stock repurchase program or that any future repurchases will have a positive impact on the trading price of our common stock or earnings per share. Important factors that could cause us to limit, suspend or terminate our stock repurchase program include, among others, unfavorable market conditions, the trading price of our common stock, the nature of other investment or strategic opportunities presented to us from time to time, the rate of dilution of our equity compensation programs, the availability of adequate funds, and our ability to make appropriate, timely, and beneficial decisions as to when, how, and whether to purchase shares under the stock repurchase program. If we limit, suspend or terminate our stock repurchase program, our stock price may be negatively affected.
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

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
			Total Number	Approximate
			of Shares	Dollar Value or
	Total		Purchased as	Shares that May
	Number of	Average	Part of Publicly	Yet be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs (1)
January 1, 2015 to January 31, 2015	—	$—	—	$75,000,000
February 1, 2015 to February 28, 2015	—	$—	—	$75,000,000
March 1, 2015 to March 31, 2015	48,450	$52.00	48,450	$72,480,576
Total	48,450	$52.00	48,450
_________________
(1) In May 27, 2014, our board of directors approved a stock repurchase program under which we are authorized to repurchase up to $75.0 million of our common stock, which expires in May 2017.
ITEM 3—DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4—MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5—OTHER INFORMATION
Not applicable.

ITEM 6—EXHIBITS

Exhibit Number	Description of Document

10.1(1)#	Fourth Amended and Restated Employment Agreement, dated January 5, 2015, between Ellie Mae, Inc. and Sigmund Anderman.

10.2(2)#	Employment Agreement, dated January 5, 2015, between Ellie Mae, Inc. and Jonathan H. Corr.

10.3#	Amended and Restated 2015 Senior Executive Performance Share Program, dated as of March 23, 2015.

10.4#	Promotion Letter with Cathleen Schreiner Gates, dated as of March 23, 2015.

10.5#	Promotion Letter with Joseph Tyrrell, dated as of March 23, 2015.

10.6(3)#	Form of Change of Control Severance Agreement by and between Ellie Mae, Inc. and each of Jonathan Corr, Limin Hu, Cathleen Schreiner Gates, Edgar Luce, and Joseph Tyrrell.

10.7#	Non-Employee Director Equity Compensation Policy.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_________________

(1)	Previously filed as exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 5, 2015 and incorporated herein by reference.

(2)	Previously filed as exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on January 5, 2015 and incorporated herein by reference.

(3)	Previously filed as exhibit 10.5 to the Registrant’s Annual Report on Form 10-K, filed on March 2, 2015 and incorporated herein by reference.

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

ELLIE MAE, INC.

Date:	May 7, 2015	By:	/s/ Edgar A. Luce
Edgar A. Luce
Executive Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized signatory)