Form 10-Q
period 2015-06-30
ELLIE MAE INC
filed 2015-08-06
CIK 1122388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:
As of August 3, 2015:

Class	Number of Shares
Common Stock, $0.0001 par value	29,592,551

PART I—FINANCIAL INFORMATION
ITEM 1—CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Ellie Mae, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share amounts)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$34,918	$26,756
Short-term investments	57,116	49,352
Accounts receivable, net of allowances for doubtful accounts of $58 and $66 as of June 30, 2015 and December 31, 2014, respectively	29,168	20,403
Prepaid expenses and other current assets	11,433	16,021
Total current assets	132,635	112,532
Property and equipment, net	62,962	28,694
Long-term investments	50,119	58,679
Intangible assets, net	18,941	21,452
Goodwill	65,338	65,338
Deposits and other assets	8,319	3,425
Total assets	$338,314	$290,120
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,508	$6,726
Accrued and other current liabilities	24,640	16,822
Acquisition holdback, net of discount	522	522
Deferred revenue	14,289	9,729
Total current liabilities	45,959	33,799
Leases payable, net of current portion	2,146	443
Other long-term liabilities	13,369	2,994
Total liabilities	61,474	37,236
Commitments and contingencies (Note 7)
Stockholders' equity:
Common stock, $0.0001 par value per share; 140,000,000 authorized shares, 29,566,184 and 28,907,147 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	3	3
Additional paid-in capital	262,680	242,527
Accumulated other comprehensive income (loss)	35	(95)
Retained earnings	14,122	10,449
Total stockholders' equity	276,840	252,884
Total liabilities and stockholders' equity	$338,314	$290,120

See accompanying notes to these condensed consolidated financial statements (unaudited).

Ellie Mae, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months ended June 30,		Six Months ended June 30,
	2015	2014	2015	2014
Revenues	$65,942	$39,984	$120,131	$72,162
Cost of revenues	20,862	10,576	38,212	19,894
Gross profit	45,080	29,408	81,919	52,268
Operating expenses:
Sales and marketing	8,804	6,451	18,564	12,546
Research and development	9,282	6,077	17,579	12,892
General and administrative	14,149	9,551	26,451	18,544
Total operating expenses	32,235	22,079	62,594	43,982
Income from operations	12,845	7,329	19,325	8,286
Other income, net	153	109	285	209
Income before income taxes	12,998	7,438	19,610	8,495
Income tax provision	5,368	2,714	8,396	2,989
Net income	$7,630	$4,724	$11,214	$5,506
Net income per share of common stock:
Basic	$0.26	$0.17	$0.39	$0.20
Diluted	$0.25	$0.16	$0.37	$0.19
Weighted average common shares used in computing net income per share of common stock:
Basic	29,092,149	27,617,142	28,931,042	27,479,035
Diluted	30,807,417	29,288,928	30,643,071	29,192,867

Net income	$7,630	$4,724	$11,214	$5,506
Other comprehensive income, net of taxes:
Unrealized gain (loss) on investments	(41)	75	130	72
Comprehensive income	$7,589	$4,799	$11,344	$5,578

See accompanying notes to these condensed consolidated financial statements (unaudited).

Ellie Mae, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,214	$5,506
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,310	2,438
Provision for uncollectible accounts receivable	(6)	58
Amortization of intangible assets	2,511	1,040
Amortization of discount related to acquisition holdback	—	29
Stock-based compensation expense	11,084	7,488
Excess tax benefit from stock-based compensation	(3,852)	(2,256)
Deferred income taxes	6,433	—
Loss on disposal of property and equipment	90	—
Amortization of investment premium	530	669
Changes in operating assets and liabilities:
Accounts receivable	(8,759)	(4,815)
Prepaid expenses and other current assets	4,592	1,401
Deposits and other assets	(762)	(342)
Accounts payable	(984)	374
Accrued, other current and other liabilities	7,821	2,394
Deferred revenue	4,628	(181)
Net cash provided by operating activities	38,850	13,803
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(17,196)	(1,322)
Acquisition of internal-use software	(13,260)	(6,099)
Proceeds from sale of property and equipment	37	—
Purchases of investments	(28,306)	(38,867)
Maturities of investments	28,703	32,466
Acquisitions, net of cash acquired	—	(4,500)
Net cash used in investing activities	(30,022)	(18,322)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capital lease obligations	(1,730)	(735)
Proceeds from issuance of common stock under employee stock plans	8,579	4,038
Payments for repurchase of common stock	(8,830)	—
Tax payments related to shares withheld for vested restricted stock units	(2,537)	(501)
Excess tax benefit from stock-based compensation	3,852	2,256
Net cash provided by (used in) financing activities	(666)	5,058
NET INCREASE IN CASH AND CASH EQUIVALENTS	8,162	539
CASH AND CASH EQUIVALENTS, Beginning of period	26,756	33,462
CASH AND CASH EQUIVALENTS, End of period	$34,918	$34,001
Supplemental disclosure of cash flow information:
Cash paid for interest	$69	$39
Cash paid for income taxes	$511	$18
Supplemental disclosure of non-cash investing and financing activities:
Fixed asset purchases not yet paid	$1,687	$404
Stock-based compensation capitalized to property and equipment	$464	$210

Acquisition of property and equipment under capital leases	$7,020	$1,195

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
Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements in its 2014 Form 10-K. There have been no significant changes to these policies during the six months ended June 30, 2015.

Other Income, Net
Other income, net consisted of the following:

	Three Months ended June 30,		Six Months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Interest income	$172	$144	$331	$266
Net realized loss on investments	—	(8)	—	(7)
Interest expense	(19)	(27)	(46)	(50)
Total other income, net	$153	$109	$285	$209
Comprehensive Income
Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net income, specifically unrealized gains (losses) on available-for-sale investments. Except for net realized loss on investments which was not significant, there were no reclassifications out of accumulated other comprehensive income (loss) that affected net income during the three and six months ended June 30, 2015 and 2014.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 also requires significantly expanded disclosures about revenue recognition. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. On July 9, 2015, the FASB Board voted to defer the effective date of ASU 2014-09 by one year. The new effective date for public entities will be for fiscal years, and interim periods within those years, beginning after December 15, 2017, but entities will be permitted to early adopt the standard as of the original effective date. The Company has not yet developed an expectation of the impact that adoption will have on its consolidated financial statements.
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

The components of net income per share of common stock were as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2015	2014	2015	2014
	(in thousands, except share and per share amounts)
Net income	$7,630	$4,724	$11,214	$5,506
Basic shares:
Weighted average common shares outstanding	29,092,149	27,617,142	28,931,042	27,479,035
Diluted shares:
Weighted average shares used to compute basic net income per share	29,092,149	27,617,142	28,931,042	27,479,035
Effect of potentially dilutive securities:
Employee stock options, RSUs, performance-vesting RSUs, Performance Awards and ESPP shares	1,715,268	1,671,786	1,712,029	1,713,832
Weighted average shares used to compute diluted net income per share	30,807,417	29,288,928	30,643,071	29,192,867
Net income per share:
Basic	$0.26	$0.17	$0.39	$0.20
Diluted	$0.25	$0.16	$0.37	$0.19
The following potential common shares were excluded from the computation of diluted net income per share, as their effect would have been anti-dilutive:

	Three Months ended June 30,		Six Months ended June 30,
	2015	2014	2015	2014
Employee stock options and awards	190,186	1,305,110	395,182	1,051,298
Performance-vesting RSUs and Performance Awards are included in the diluted shares outstanding for each period if the established performance criteria have been met at the end of the respective periods. However, if none of the required performance criteria have been met for such awards, the Company includes the number of shares that would be issuable if the end of the reporting period were the end of the contingency period. Accordingly, in addition to the employee stock options and awards noted above, 186,312 and 100,000 shares underlying performance-vesting RSUs and Performance Awards were excluded from the dilutive shares outstanding for each of the three and six months ended June 30, 2015 and 2014, respectively.
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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis, according to the valuation techniques the Company used to determine their values:

	Fair value at	Fair value measurements using inputs considered as
	June 30, 2015	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$4,266	$4,266	$—	$—
Certificates of deposit	14,776	—	14,776	—
Corporate notes and obligations	28,200	—	28,200	—
Municipal obligations	1,943	—	1,943	—
U.S. government and government agency obligations	62,316	17,291	45,025	—
	$111,501	$21,557	$89,944	$—

	Fair value at	Fair value measurements using inputs considered as
	December 31, 2014	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$3,220	$3,220	$—	$—
Certificates of deposit	14,962	—	14,962	—
Corporate notes and obligations	29,035	—	29,035	—
Municipal obligations	3,155	—	3,155	—
U.S. government and government agency obligations	60,879	16,946	43,933	—
	$111,251	$20,166	$91,085	$—
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
At June 30, 2015 and December 31, 2014, the Company did not have any assets or liabilities that were valued using Level 3 inputs. For the three and six months ended June 30, 2015 and 2014, there were no transfers of financial instruments among Level 1, Level 2 or Level 3 classifications.
For the three and six months ended June 30, 2015 the Company recognized interest income from financial instruments of $0.2 million and $0.3 million, respectively. For the three and six months ended June 30, 2014 the Company recognized interest income from financial instruments of $0.1 million and $0.3 million, respectively. Gross realized gains and gross realized losses from the sale of investments were not significant during the three and six months ended June 30, 2015 and 2014.

The carrying amounts, gross unrealized gains and losses and estimated fair value of cash and cash equivalents and both short-term and long-term investments consisted of the following:

	June 30, 2015
	Amortized cost	Unrealized gains	Unrealized losses	Carrying or fair value
	(in thousands)
Cash and cash equivalents:
Cash	$30,652	$—	$—	$30,652
Money market funds	4,266	—	—	4,266
	$34,918	$—	$—	$34,918
Investments:
Corporate notes and obligations	$28,226	$17	$(43)	$28,200
Certificates of deposit	14,756	24	(4)	14,776
Municipal obligations	1,939	4	—	1,943
U.S. government and government agency obligations	62,279	56	(19)	62,316
	$107,200	$101	$(66)	$107,235

	December 31, 2014
	Amortized cost	Unrealized gains	Unrealized losses	Carrying or fair value
	(in thousands)
Cash and cash equivalents:
Cash	$23,536	$—	$—	$23,536
Money market funds	3,220	—	—	3,220
	$26,756	$—	$—	$26,756
Investments:
Corporate notes and obligations	$29,071	$4	$(40)	$29,035
Certificates of deposit	14,972	11	(21)	14,962
Municipal obligations	3,149	6	—	3,155
U.S. government and government agency obligations	60,934	18	(73)	60,879
	$108,126	$39	$(134)	$108,031

The following table shows the gross unrealized losses and the related fair values of the Company’s investments that have been in a continuous unrealized loss position:

	June 30, 2015
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
	(in thousands)
Corporate notes and obligations	$15,810	$(43)	$—	$—	$15,810	$(43)
Certificates of deposit	1,872	(4)	—	—	1,872	(4)
U.S. government and government agency obligations	13,260	(19)	—	—	13,260	(19)
	$30,942	$(66)	$—	$—	$30,942	$(66)

	December 31, 2014
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
	(in thousands)
Corporate notes and obligations	$19,535	$(40)	$—	$—	$19,535	$(40)
Certificates of deposit	5,735	(21)	—	—	5,735	(21)
U.S. government and government agency obligations	34,899	(73)	—	—	34,899	(73)
	$60,169	$(134)	$—	$—	$60,169	$(134)
The following table summarizes the maturities of the Company’s investments at June 30, 2015:

Carrying or fair value
(in thousands)
Remainder of 2015	$28,925
2016	44,959
2017	27,175
2018	6,176
Total	$107,235
Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.
NOTE 5— Goodwill and Intangible Assets
There were no changes in the carrying value of goodwill during the three and six months ended June 30, 2015.

Other intangible assets, net, consisted of the following:

	June 30, 2015
	Gross carrying amount	Accumulated amortization	Net intangibles	Weighted Average Remaining Useful Life
	(in thousands)			(in years)
Assets subject to amortization:
Developed technology	$7,035	$(3,844)	$3,190	1.9
Customer relationships	17,200	(5,500)	11,701	4.9
Trade names	301	(290)	11	0.6
Total assets subject to amortization:	24,536	(9,634)	14,902	4.2
Assets not subject to amortization:
Trade names	4,039	—	4,039
	$28,575	$(9,634)	$18,941

	December 31, 2014
	Gross carrying amount	Accumulated amortization	Net intangibles	Weighted Average Remaining Useful Life
	(in thousands)			(in years)
Assets subject to amortization:
Developed technology	$7,035	$(2,759)	$4,276	2.3
Customer relationships	17,200	(4,085)	13,115	5.3
Trade names	$301	$(279)	$22	1.1
Total assets subject to amortization:	$24,536	$(7,123)	$17,413	4.6
Assets not subject to amortization:
Trade names	$4,039	$—	$4,039
	$28,575	$(7,123)	$21,452
Amortization expense associated with intangible assets was $1.2 million and $2.5 million for the three and six months ended June 30, 2015, respectively. Amortization expense associated with intangible assets was $0.5 million and $1.0 million for the three and six months ended June 30, 2014, respectively.
Minimum future amortization expense for intangible assets at June 30, 2015 was as follows:

Amortization
(in thousands)
Remainder of fiscal 2015	$2,357
2016	4,182
2017	2,943
2018	2,093
2019	1,863
2020	1,464
$14,902
NOTE 6—Income Taxes
The Company computes its interim provision for income taxes by applying the estimated annual effective tax rate to the year-to-date income from recurring operations and adjust the provision for discrete tax items recorded in the period. The Company evaluates and updates its estimated annual effective income tax rate on a quarterly basis. The estimated annual effective tax rate as of June 30, 2015 and 2014 was 42.8% and 35.2%, respectively.
The difference between the federal statutory rate of 35% and the Company’s estimated effective tax rate for the three and six months ended June 30, 2015 was primarily due to the Company’s state income tax provision and non-deductible stock-

based compensation expenses. The Company’s annual estimated effective tax rate fluctuates quarterly due to the impact of stock based compensation deductions on the Internal Revenue Code (“IRC”) Section 199 deduction.
The Company accounts for stock-based compensation pursuant to ASC 718 and uses ASC 740 ordering when determining when excess tax benefits have been realized. The Company realized a tax benefit of $0.9 million and $3.9 million for the three and six months ended June 30, 2015 related to the exercise of employee stock options and the vesting of RSUs, performance-vesting RSUs and Performance Awards. The net income tax benefit in excess of the expenses recorded for financial reporting purposes has been recorded as an increase to additional paid-in capital and is reflected as a financing cash inflow in the condensed consolidated statements of cash flows.
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
The Company has a policy to classify accrued interest and penalties associated with uncertain tax positions together with the related liability in the balance sheet, and to include the expenses incurred related to such accruals in the provision for income taxes. There were no interest or penalties included in the provision for income taxes during the six months ended June 30, 2015 and 2014, respectively.
NOTE 7—Commitments and Contingencies
Leases
As of June 30, 2015, the Company leased seven facilities under operating lease arrangements. The lease expiration dates range from January 2016 to December 2024. Certain leases contain escalation clauses calling for increased rents. The Company recognizes rent expense on a straight-line basis over the lease period and has recorded deferred rent for the difference between rent payments and rent expense recognized. In July 2015, the Company entered into an amendment to the Company’s existing office lease in Pleasanton, California to expand office space. The term of the lease for the expanded office space in Pleasanton, California commences on January 1, 2016 and ends on December 31, 2024, with payments ranging from $79,000 per month to $103,500 per month.
The Company leases certain fixed assets under non-cancelable capital leases with various expiration dates.
Future minimum lease payments under non-cancelable operating and capital leases at June 30, 2015 consisted of the following:

	Capital leases	Operating leases
	(in thousands)
2015	$2,039	$303
2016	$3,717	$4,531
2017	482	4,851
2018	—	4,896
2019	—	4,844
2020	—	4,834
Thereafter	—	20,407
Total minimum lease payments	6,238	$44,666
Less amount representing interest	(83)
Present value of minimum lease payments	6,155
Less current portion	(4,009)
Long-term portion of lease obligations	$2,146
Legal Proceedings
From time to time, the Company is involved in litigation that it believes is of the type common to companies engaged in the Company’s line of business, including commercial disputes and employment issues. As of the date of this Quarterly Report on Form 10-Q, the Company is engaged in an arbitration proceeding with the founder of MortgageCEO, a business we purchased in the first quarter of 2014. The proceeding involves an employment claim against us with respect to, among other things, the vesting of certain restricted stock units granted to the founder of MortgageCEO, and a breach of contract counterclaim and other causes of action. While we are contesting the employment claim vigorously, the outcome of the arbitration is uncertain. Except as discussed above, the Company is not involved in any pending legal proceedings whose outcome the Company expects to have a material adverse effect on its financial position, results of operations or cash flows. However, litigation is unpredictable and excessive verdicts, both in the form of monetary damages and injunctions, could occur. In the future, litigation could result in substantial costs and diversion of resources and the Company could incur judgments or enter into settlements of claims that could have a material adverse effect on its business.
NOTE 8—Equity and Stock Incentive Plans
The Company recognized stock-based compensation related to awards granted under our 2009 Stock Option and Incentive Plan (the “2009 Plan”), 2011 Equity Incentive Award Plan (the “2011 Plan”) and ESPP.
Total stock-based compensation expense recognized consisted of:

	Three Months ended June 30,		Six Months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Cost of revenues	$813	$386	$1,428	$624
Sales and marketing	673	547	1,190	880
Research and development	1,376	836	2,523	1,572
General and administrative	3,215	2,409	5,943	4,412
	$6,077	$4,178	$11,084	$7,488
2009 Stock Option and Incentive Plan and 2011 Equity Incentive Award Plan
Stock Options
The following table summarizes the Company’s stock option activity under the 2009 Plan and 2011 Plan:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at January 1, 2015	3,050,301	$17.41
Granted	360,390	$54.12
Exercised	(553,372)	$12.39
Forfeited or expired	(43,124)	$26.30
Outstanding at June 30, 2015	2,814,195	$22.96	7.52	$131,780
Ending vested and expected to vest at June 30, 2015	2,700,592	$22.38	7.46	$128,039
Exercisable at June 30, 2015	1,393,884	$13.33	6.40	$78,703
Stock options granted during the six months ended June 30, 2015 were made under the 2011 Plan. There were no grants under the 2009 Plan during the six months ended June 30, 2015.
Intrinsic value of an option is the difference between the fair value of the Company’s common stock at the time of exercise and the exercise price to be paid. The aggregate intrinsic value for options outstanding at June 30, 2015 in the table above represents the total intrinsic value, based on the Company’s closing stock price of $69.79 as of June 30, 2015, which would have been received by option holders had all option holders exercised their in-the-money options as of that date. Options outstanding that are expected to vest are net of estimated future option forfeitures.

Following is additional information pertaining to the Company’s stock option activity:

	Three Months ended June 30,		Six Months ended June 30,
	2015	2014	2015	2014
	(in thousands, except per option amounts)
Weighted average fair value per option granted	$29.12	$12.95	$25.55	$13.04
Grant-date fair value of options vested	$2,619	$1,994	$4,348	$3,471
Intrinsic value of options exercised	$10,287	$3,637	$23,116	$10,062
Proceeds received from options exercised	$3,509	$1,425	$6,858	$2,873
As of June 30, 2015, total unrecognized stock-based compensation expense related to unvested stock options, adjusted for estimated forfeitures, was $19.2 million and is expected to be recognized over a weighted average period of 2.6 years.
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
In February 2015 and March 2015, the Company granted 24,766 and 10,324 Performance Awards with a performance period of January 1, 2015 through December 31, 2015. The designated participants may earn between zero and 2.0 shares of common stock for each award. As of June 30, 2015, the Company expects that each award will convert to 1.6 shares of common stock on the Determination Date.
In December 2014, the Company granted Sigmund Anderman, then Chief Executive Officer and current Chairman of the Board of Directors of the Company, an option to purchase 76,648 shares of Company common stock and 37,203 performance-vesting RSUs. In January 2015, the Company granted Mr. Anderman an option to purchase 71,648 shares of Company common stock and 34,714 performance-vesting RSUs. As of June 30, 2015, the Company expects that each of the performance-vesting RSUs will convert to 1.8 shares of common stock on the 2015 RSU Determination Date.
The following table summarizes the Company’s RSU, Performance Award and performance-vesting RSU activity:

	RSUs		Performance Awards and performance-vesting RSUs
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Outstanding at January 1, 2015	585,858	$27.20	485,177	$25.61
Granted	260,271	59.66	149,109	43.56
Released	(136,503)	24.49	(55,711)	24.93
Forfeited or expired	(20,609)	35.40	—	—
Outstanding at June 30, 2015	689,017	$39.76	578,575	$30.57
Ending vested and expected to vest at June 30, 2015	599,582		578,575
RSUs, performance-vesting RSUs and Performance Awards that are expected to vest are presented net of estimated future forfeitures. RSUs released during the six months ended June 30, 2015 and 2014 had an aggregate intrinsic value of $8.2 million and $1.2 million, respectively, and had an aggregate grant-date fair value of $3.3 million and $1.1 million, respectively. Performance-vesting RSUs and Performance Awards released during the six months ended June 30, 2015 had an aggregate intrinsic value of $3.2 million and had an aggregate grant-date fair value of $1.4 million. There were no performance-vesting RSUs and Performance Awards released during the six months ended June 30, 2014. The number of RSUs released includes shares that the Company withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.

As of June 30, 2015, total unrecognized compensation expense related to unvested RSUs, performance-vesting RSUs and Performance Awards was $30.8 million and is expected to be recognized over a weighted average period of 2.6 years.
Employee Stock Purchase Plan
For the six months ended June 30, 2015 and 2014, employees purchased 58,239 shares and 45,746 shares, respectively, under the ESPP for a total of $1.7 million and $1.2 million, respectively. As of June 30, 2015, unrecognized compensation expense related to the current ESPP period, which ends on August 31, 2015, was $0.2 million and is expected to be recognized over two months.
Valuation Information
The fair value of stock options and stock purchase rights granted under the 2009 Plan, the 2011 Plan and the ESPP were estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	Three Months ended June 30,		Six Months ended June 30,
	2015	2014	2015	2014
Stock option plans:
Risk-free interest rate	1.73%	1.88%	1.74%	1.87%
Expected life of options (in years)	5.90	5.93	5.99	5.97
Expected dividend yield	—%	—%	—%	—%
Volatility	48%	52%	48%	52%
Employee Stock Purchase Plan:
Risk-free interest rate	0.13%	0.08%	0.13%	0.08%
Expected life of options (in years)	0.50	0.50	0.50	0.50
Expected dividend yield	—%	—%	—%	—%
Volatility	35%	39%	35%	39%
Common Stock
The following numbers of shares of common stock were reserved and available for future issuance at June 30, 2015:

Reserved Shares
Options and awards outstanding under stock incentive plans	4,081,787
Shares available for future grant under the stock incentive plan	3,001,232
Shares available under the Employee Stock Purchase Plan	1,257,353
Total	8,340,372
In February 2015, 289,071 additional shares were reserved under the ESPP and 1,445,357 additional shares were reserved under the 2011 Plan, pursuant to the automatic increase provisions in the plan.
Stock Repurchase Program
In May 2014, the Company’s board of directors approved a stock repurchase program under which the Company is     authorized to repurchase up to $75.0 million of its common stock, which expires in May 2017. All shares are retired upon repurchase. During the three and six months ended June 30, 2015, the Company repurchased 100,000 shares for $6.3 million, and 148,450 shares for $8.8 million, respectively, excluding commission. As of June 30, 2015, $66.2 million remained available for future repurchases under the program.
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

The Company is organized primarily on the basis of service lines. Supplemental disclosure of revenues by type is as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2015	2014	2015	2014
	(in thousands)
On-demand revenues	$64,785	$38,096	$117,457	$68,242
On-premise revenues	1,157	1,888	2,674	3,920
	$65,942	$39,984	$120,131	$72,162
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
ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events or our future financial performance. Forward-looking statements may include words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or other wording indicating future results or expectations. Forward-looking statements are subject to risks and uncertainties and actual events or results may differ materially. Factors that could cause our actual results to differ materially include, but are not limited to, those discussed under “Risk Factors” in this report. We also face risks and uncertainties relating to our business including: outages and other system interruptions in the Ellie Mae Network service, our hosted Encompass software and any related impact on our reputation; fluctuations in mortgage lending volume; the volume of mortgages originated by our Encompass users; the impact of changes in mortgage interest rates; changes in mortgage originator, lender, investor or service provider behavior and any related impact on the residential mortgage industry; our ability to accurately forecast revenues and appropriately plan our expenses; the number of Encompass users, including contracted SaaS Encompass users; the effectiveness of our marketing and sales efforts to attract new and retain existing SaaS Encompass users and Ellie Mae Network participants; transaction volume on the Ellie Mae Network; the level of demand for our Encompass Docs Solution and other services we offer; the level of adoption of our Total Quality Loan, or TQL, program; the timing of the introduction and acceptance of new Ellie Mae Network offerings and new on-demand services; our ability to protect the confidential information of our Encompass users, Ellie Mae Network participants and their respective customers; customer renewal and upgrade rates; the increased time, cost and complexity that may be required to successfully target larger customers; our ability to scale our operations and increase productivity to support our existing and growing customer base; our ability to successfully manage our growth and any future acquisitions of businesses, solutions or technologies; the risk that the anticipated benefits and growth prospects expected from the MortgageCEO and AllRegs acquisitions may not be fully realized or may take longer to realize than expected; the timing of future acquisitions of businesses, solutions or technologies and new product launches; the impact of uncertain domestic and worldwide economic conditions, including the resulting effect on residential mortgage volumes; changes in government regulation affecting Ellie Mae Network participants or our business, and potential structural changes in the U.S. residential mortgage industry; the attraction and retention of qualified employees and key personnel; our ability to compete effectively in a highly competitive market and adapt to technological changes; our ability to enhance the features and functionality of our Encompass software and the Ellie Mae Network; our ability to protect our intellectual property, including our proprietary Encompass software; costs associated with defending intellectual property infringement and other claims; our ability to maintain effective internal controls and the risk of natural and man-made catastrophic interruptions to our business. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that arises after the date of this report, or to conform such statements to actual results or changes in our expectations.
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
The Ellie Mae Network electronically connects the approximately 127,000 mortgage professionals using Encompass to the broad array of mortgage lenders, investors and third-party service providers integral to the origination and funding of residential mortgages. During the mortgage origination process, mortgage originators may order various services through the Ellie Mae Network, including credit reports; product eligibility and pricing services; automated underwriting services; appraisals; title reports; insurance; flood certifications and flood insurance; compliance reviews; fraud detection; document preparation; and verification of income, identity and employment. Mortgage originators can also initiate secure data transmission to and from lenders and investors.
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
Our on-demand revenues typically, but not always, track the seasonality of the residential mortgage industry, with increased activity in the second and third quarters and reduced activity in the first and fourth quarters as home buyers tend to purchase their homes during the spring and summer in order to move to a new home before the start of the school year. Mortgage volumes are also impacted by other factors such as interest rate fluctuations, home sale activity, regulatory changes such as TILA-RESPA Integrated Disclosure rule and general economic conditions, which can lead to departures from the typical seasonal pattern. For example, increases in mortgage interest rates could reduce the volume of new mortgages originated and, in particular, the volume of mortgage refinancings. We currently estimate that approximately 30% to 40% of our revenues have some sensitivity to volume. The base fee portion of success-based SaaS Encompass revenues, subscription revenues, professional services revenues and revenues from sales of AllRegs services are not affected by fluctuations in mortgage origination volume.
We are investing aggressively in initiatives that we believe will help us continue to grow our business, improve our products and services and strengthen our competitive advantage while bringing sustainable, long-term value to our customers. During 2014 and in the first six months of 2015, we increased our investments in our sales and client services capabilities, research and development and technology infrastructure to support our user additions and overall business growth. These investments include expanding our talent across the organization by hiring additional personnel. To support customers and further differentiate ourselves, we currently anticipate that throughout 2015 we will continue to increase our investment in key areas such as research and development, enterprise sales, services, technical support, security and data center infrastructure. We currently anticipate that this investment will include development of our next generation Encompass platform, which will be incrementally introduced over the coming quarters and throughout 2016. The costs associated with this investment decreased our gross margin percentage and increased our operating expenses in the three and six months of 2015 as compared to the same periods in 2014. We expect that continued investment in key areas will further decrease our gross margin percentage and increase our operating expenses for the remainder of 2015.
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
In response to the increased quality standards and compliance mandates affecting the industry, we expect an increased number of mortgage lenders to assess new platform options and replace their legacy systems. We have increased the size of our customer acquisition, implementation and support teams by approximately 44% from 248 employees at June 30, 2014 to 356 employees on June 30, 2015 in order to address anticipated demand for our software solutions.
Increased regulation affecting lenders and investors. Regulatory reforms have significantly increased the complexity and importance of regulatory compliance. We devote considerable resources to continually upgrading software to help customers address regulatory changes. We offer Encompass Compliance Service, which analyzes mortgage loan data for compliance with consumer protection laws and institutionally mandated compliance policies and alerts users to possible violations of these laws and policies. In addition, we have a staff of attorneys and work with compliance experts who help ensure that documents prepared using our software and the processes recommended by the Encompass workflow comply with applicable rules and regulations. For example, additional tools and product updates were recently required to address the Ability-to-Repay, or ATR, / Qualified Mortgage, or QM, and Federal and State High Cost rules that became effective in January 2014. In addition, we are updating certain of our products to comply with the TILA-RESPA Integrated Disclosure rule changes that are to take effect on October 3, 2015. We believe we are also well-positioned to help our customers meet future Dodd-Frank Act requirements as they are published and become effective.
Greater focus on operational efficiencies. The average total production cost per loan was $5,779 in the first quarter of 20131, $8,025 in the first quarter of 20142, and $7,195 in the first quarter of 20153. We expect costs to continue to be a significant consideration for mortgage originators due to continued increased regulation and heightened quality standards. By automating many of the functions of mortgage origination, we enable our users to comply with regulations and process quality loans more efficiently and effectively. This reduces the cost of originating a loan and lowers the risk of buy back demands from investors resulting from poorly originated or documented loans or loans that fail to comply with applicable regulations. We continually address the changing needs of our customers by developing and enhancing tools to allow for simplified regulatory compliance, increased availability of information, and enhanced system functionality and performance.
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

________________

1	Mortgage Bankers Association, Independent Mortgage Banker Profits Decrease in the First Quarter as Volumes Decline, June 26, 2013.
2	Mortgage Bankers Association, Independent Mortgage Bankers Report Net Production Losses in the First Quarter of 2014, June 10, 2014.
3	Mortgage Bankers Association, Independent Mortgage Banks' Profits Up in 1st Quarter 2015, June 3, 2015.

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

The following table shows these operating metrics as of and for the three and six months ended June 30, 2015 and 2014:

	Three Months ended June 30,		Six Months ended June 30,
	2015	2014	2015	2014
Revenues (in thousands):
Total revenues	$65,942	$39,984	$120,131	$72,162
Total contracted revenues	$35,778	$24,293	$67,664	$46,835
Total SaaS Encompass revenues	$40,013	$24,003	$72,494	$43,778
Users at end of period:
Contracted SaaS users	141,498	109,516	141,498	109,516
Active Encompass users	126,862	98,996	126,862	98,996
Active SaaS Encompass users	106,017	72,085	106,017	72,085
Active SaaS Encompass users as a percentage of active Encompass users	84%	73%	84%	73%
Active SaaS Encompass users as a percentage of contracted SaaS Encompass users	75%	66%	75%	66%
Average users during period:
Active Encompass users	125,341	97,470	119,877	95,586
Active SaaS Encompass users	102,860	70,443	96,614	68,302
Active SaaS Encompass users as a percentage of active Encompass users	82%	72%	81%	71%
Revenue per average user during period:
Revenue per average active Encompass user	$526	$410	$1,002	$755
SaaS Encompass revenue per average active SaaS Encompass user	$389	$341	$750	$641
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
Our cost of revenues consists primarily of: salaries and benefits, including stock-based compensation expense; third-party royalty expenses; customer support; data centers; depreciation on data center computer equipment; amortization of acquired intangible assets such as developed technology and trade names; amortization of internal-use software; professional services associated with implementation of our software and allocated facilities costs. We expect that our cost of revenues will continue to increase in absolute dollars as our revenues increase, as we make additional and accelerated investments to bolster our infrastructure and enhance our system capacity, reliability and security, as we pursue additional strategic acquisitions, as we place new internal-use software into service and as we continue to hire additional personnel in our implementation and customer support departments to support new customers and provide new services.
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
General and Administrative
Our general and administrative expenses consist primarily of: salaries and benefits, including bonuses and stock-based compensation expense for employees involved in finance, accounting, human resources, administrative, information technology and legal roles; third-party provider expenses such as general consulting, legal, accounting and other professional services; and allocated facilities costs. We expect general and administrative expenses to continue to increase in absolute dollars as we hire additional personnel and grant stock-based awards to attract and retain the employees needed to continue to grow our business and as we pursue additional strategic acquisitions.
Other Income, Net
Other income, net consists of interest income earned on investments and cash accounts, offset by investment discount amortization and imputed interest expense related to our acquisition holdback payments and interest expense paid on equipment and software leases.
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
Critical Accounting Policies and Estimates
There have been no material changes during the three and six months ended June 30, 2015 to our critical accounting policies and estimates previously disclosed in our 2014 Form 10-K.
Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months ended June 30,		Six Months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Revenues	$65,942	$39,984	$120,131	$72,162
Cost of revenues (1)	20,862	10,576	38,212	19,894
Gross profit	45,080	29,408	81,919	52,268
Operating expenses:
Sales and marketing (1)	8,804	6,451	18,564	12,546
Research and development (1)	9,282	6,077	17,579	12,892
General and administrative (1)	14,149	9,551	26,451	18,544
Total operating expenses	32,235	22,079	62,594	43,982
Income from operations	12,845	7,329	19,325	8,286
Other income, net	153	109	285	209
Income before income taxes	12,998	7,438	19,610	8,495
Income tax provision	5,368	2,714	8,396	2,989
Net income	$7,630	$4,724	$11,214	$5,506
________
(1) Stock-based compensation included in the above line items:

	Three Months ended June 30,		Six Months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Cost of revenues	$813	$386	$1,428	$624
Sales and marketing	673	547	1,190	880
Research and development	1,376	836	2,523	1,572
General and administrative	3,215	2,409	5,943	4,412
	$6,077	$4,178	$11,084	$7,488

	Three Months ended June 30,		Six Months ended June 30,
	2015	2014	2015	2014

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	31.6	26.5	31.8	27.6
Gross margin	68.4	73.5	68.2	72.4
Operating expenses:
Sales and marketing	13.4	16.1	15.5	17.4
Research and development	14.1	15.2	14.6	17.9
General and administrative	21.5	23.9	22.0	25.7
Total operating expenses	49.0	55.2	52.1	61.0
Income from operations	19.4	18.3	16.1	11.4
Other income, net	0.2	0.3	0.2	0.3
Income before income taxes	19.6	18.6	16.3	11.7
Income tax provision	8.1	6.8	7.0	4.1
Net income	11.5%	11.8%	9.3%	7.6%
Comparison of the Three and Six Months Ended June 30, 2015 and 2014
Revenue
The following table sets forth our revenue by type for the periods presented:

	Three Months ended June 30,		Six Months ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)
Revenue by type:
On-demand	$64,785	$38,096	$117,457	$68,242
On-premise	1,157	1,888	2,674	3,920
Total	$65,942	$39,984	$120,131	$72,162

	Three Months ended June 30,		Six Months ended June 30,
	2015	2014	2015	2014
Revenue by type:
On-demand	98.2%	95.3%	97.8%	94.6%
On-premise	1.8%	4.7%	2.2%	5.4%
Total	100.0%	100.0%	100.0%	100.0%
Three Months ended June 30, 2015. Total revenues increased $26.0 million, or 64.9%, for the three months ended June 30, 2015 as compared to the same period of 2014.
On-demand revenues increased by $26.7 million, or 70% during the three months ended June 30, 2015, consisting primarily of a $16.0 million increase in SaaS Encompass revenue. The increase in SaaS Encompass revenue resulted partially from a $6.1 million, or 33%, increase in base fees due to a 29.2% increase in contracted SaaS Encompass users as of June 30, 2015 compared to the same period in 2014. In addition, SaaS Encompass revenue increased by $9.9 million due to additional closed loan fees, which are assessed for loans closed in excess of base fees under our Success-Based Pricing model. The closed loan fee increases were driven by higher mortgage origination volumes, and resulted in a 14.1% increase in SaaS Encompass revenue per average active SaaS Encompass user.
Additional contributors to the growth in on-demand revenue were a $2.9 million increase in revenues from network transactions due to increased network usage of third party Flood, Appraisal, Credit and Fraud services to process loans, $3.6 million of revenues from AllRegs products and services, a $1.9 million increase in revenues from professional services driven primarily by implementation and training services provided to new customers and to customers that upgraded from on-premise to SaaS users, and a $1.9 million increase in revenues from other software and services due to an increase in TQL adoption and usage by Encompass users.

On-premise revenues decreased by $0.7 million for the three months ended June 30, 2015 compared to the same period of 2014, primarily due to a decrease in software license and maintenance fees as a number of our on-premise customers converted to SaaS Encompass Success-Based Pricing users. The decrease of on-premise revenues is consistent with our strategy of sun-setting the on-premise version of Encompass by May 1, 2016.
Six months ended June 30, 2015. Total revenues increased $48.0 million, or 66%, for the six months ended June 30, 2015 as compared to the same period of 2014.
On-demand revenues increased by $49.2 million, or 72% during the six months ended June 30, 2015, consisting primarily of a $28.7 million increase in SaaS Encompass revenues. The increase in SaaS Encompass revenue resulted partially from a $11.2 million, or 31%, increase in base fees due to a 29.2% increase in contracted SaaS Encompass users as of June 30, 2015 compared to the same period in 2014. In addition, SaaS Encompass revenue increased by $17.5 million due to additional closed loan fees, which are assessed for loans closed in excess of base fees under our Success-Based Pricing model. The closed loan fee increases were driven by higher mortgage origination volumes, and resulted in a 17.0% increase in SaaS Encompass revenue per average active SaaS Encompass user.
Contributing to the increase in on-demand revenues was a $6.1 million increase in revenues from network transactions due to increased network usage of third party Flood, Appraisal, Credit and Fraud services to process loans, a $6.1 million increase of revenues from AllRegs products and services, a $3.4 million increase in revenues from professional services driven primarily by training and implementation services provided to new customers and to customers that upgraded from on-premise users to SaaS users, and a $3.4 million increase in revenues from other software and services due to an increase in TQL adoption and usage by Encompass users.
On-premise revenues decreased by $1.2 million for the six months ended June 30, 2015 compared to the same period of 2014, primarily due to a $1.6 million decrease in software license and maintenance fees as a number of our on-premise customers converted to SaaS Encompass Success-Based Pricing users, offset by $0.4 million in training revenues related to our annual user conference which was held in 2015 but not in 2014.
Gross Profit

	Three Months ended June 30,		Six Months ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)
Gross profit	$45,080	$29,408	$81,919	$52,268
Gross margin	68.4%	73.5%	68.2%	72.4%
Gross profit increased by $15.7 million and gross margin percentage decreased by 5.1 percentage points during the three months ended June 30, 2015 as compared to the same period of 2014 as revenues increased by $26.0 million and cost of revenues increased by $10.3 million. The decrease in the gross margin percentage was primarily a result of an increase in fixed costs associated with headcount added to our implementation, professional services and customer support organizations, investments we have made in expanding our data centers and amortization of intangible assets acquired in business combinations. The increase in costs include a $4.3 million increase in salary, employee benefit and stock-based compensation expenses associated with headcount added to our professional services and customer support organizations in anticipation of continued increasing demand for our software solutions, a $2.3 million increase in expenses related to our data centers hardware and technology and internal-use software, a $1.8 million increase in third-party royalty expenses arising from the increased revenues, and a $0.7 million increase in amortization expenses related to the intangible assets acquired from AllRegs.
Gross profit increased by $29.7 million and gross margin percentage decreased by 4.2 percentage points during the six months ended June 30, 2015 as compared to the same period of 2014 as revenues increased by $48.0 million and cost of revenues increased by $18.3 million. The increase in cost of revenues was primarily due to a $8.1 million increase in salary, employee benefit and stock-based compensation expenses associated with headcount added to our professional services and customer support organizations in anticipation of continued increasing demand for our software solutions, a $3.6 million increase in expenses related to our data centers hardware and technology and internal-use software, a $3.3 million increase in third-party royalty expenses arising from the increased revenues, and a $1.5 million increase in amortization expenses related to the intangible assets acquired from AllRegs.

Sales and Marketing

	Three Months ended June 30,		Six Months ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)
Sales and marketing	$8,804	$6,451	$18,564	$12,546
Sales and marketing as % of revenues	13.4%	16.1%	15.5%	17.4%
Sales and marketing expenses increased by $2.4 million, or 36.5%, for the three months ended June 30, 2015 as compared to the same period of 2014. Sales and marketing expenses as a percentage of revenues decreased by 2.7%. The increase to expense was primarily due to a $1.2 million increase in salary, employee benefit and stock-based compensation expenses as we continued to grow our sales and marketing teams in an effort to increase our market share and address anticipated demand for our software solutions and additional headcount from the AllRegs acquisition, and a $0.6 million increase in commissions paid to our sales representatives.
Sales and marketing expenses increased by $6.0 million, or 48.0%, for the six months ended June 30, 2015 as compared to the same period of 2014. Sales and marketing expenses as a percentage of revenues decreased by 1.9%. These changes were primarily due to a $2.8 million increase in salary, employee benefit and stock-based compensation expenses related to increased headcount as we continued to grow our sales and marketing departments in an effort to increase our market share and address anticipated demand for our software solutions, and a $1.1 million increase in commissions paid to our sales representatives arising from the increased revenues and additional headcount from the AllRegs acquisition. Additionally, marketing expenses increased by $1.1 million as a result of our continued efforts to grow our brand and generate demand for our products.
Research and Development

	Three Months ended June 30,		Six Months ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)
Research and development	$9,282	$6,077	$17,579	$12,892
Research and development as % of revenues	14.1%	15.2%	14.6%	17.9%
Research and development expenses increased by $3.2 million, or 52.7%, in the three months ended June 30, 2015 compared to the same period of 2014. Research and development expenses as a percentage of revenues decreased by 1.1%. The increase in expense was due to a $5.1 million increase in total research and development costs, primarily driven by salary, benefits, and stock compensation costs from increased headcount as we continued to invest in our products and services and additional headcount from the AllRegs acquisition, offset by a $1.9 million decrease because more costs related to internal use software and website development projects were capitalized to property and equipment in the three months ended June 30, 2015 than in the same period of 2014. Costs associated with the development of internal-use software and website development are capitalized to property and equipment rather than expensed, and amortized over their respective useful lives when the related assets are placed into service.
Research and development expenses increased by $4.7 million, or 36.4%, in the six months ended June 30, 2015 compared to the same period of 2014. Research and development expenses as a percentage of revenues decreased by 3.3%. These changes were due to a $9.8 million increase in total research and development costs, primarily driven by salary, benefits, and stock compensation costs from increased headcount as we continued to invest in our products and services and additional headcount from the AllRegs acquisition, and a $5.1 million decrease because more costs related to internal-use software and website development were capitalized to property and equipment in the six months ended June 30, 2015 than in the same period of 2014.
General and Administrative

	Three Months ended June 30,		Six Months ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)
General and administrative	$14,149	$9,551	$26,451	$18,544
General and administrative as % of revenues	21.5%	23.9%	22.0%	25.7%
General and administrative expenses increased by $4.6 million, or 48.1%, in the three months ended June 30, 2015 as compared to the same period of 2014. General and administrative expenses as a percentage of revenues decreased by 2.4%. The increase in expense was primarily due to a $2.6 million increase in salaries and employee benefits related to increased headcount from both hiring and from the AllRegs acquisition and a $0.8 million increase in stock-based compensation expense primarily resulting from increased headcount.

General and administrative expenses increased by $7.9 million, or 42.6%, in the six months ended June 30, 2015 as compared to the same period of 2014. General and administrative expenses as a percentage of revenues decreased by 3.7%. These changes were primarily due to a $4.4 million increase in salaries and employee benefits related to increased headcount from both hiring and from the AllRegs acquisition, a $1.5 million increase in stock-based compensation expense primarily resulting from increased headcount and a $0.6 million increase in professional fees.
Income Tax Provision
Income tax provision was $5.4 million for the three months ended June 30, 2015, compared to $2.7 million for the three months ended June 30, 2014. The increase in income tax provision was primarily due to the increase of pre-tax income from $7.4 million for the three months ended June 30, 2014 to $13.0 million for the three months ended June 30, 2015, an increase in nondeductible compensation and the suspension of federal R&D credits for 2015.
Income tax provision was $8.4 million for the six months ended June 30, 2015, compared to $3.0 million for the six months ended June 30, 2014. The increase in income tax provision was primarily due to an increase in nondeductible compensation and the suspension of federal R&D credits for 2015.
Liquidity and Capital Resources
At June 30, 2015, we had cash, cash equivalents and short-term investments of $92.0 million and long-term investments of $50.1 million. Cash and cash equivalents consist of cash and money market accounts. Both short and long-term investments consist of corporate bonds and obligations, certificates of deposit, municipal obligations, U.S. government notes and U.S. government agency securities.

We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund capital expenditures, operating expenses and other cash requirements for at least the next 12 months. We may enter into acquisitions in the future, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
The following table sets forth our statement of cash flows data for the periods presented:

	Six Months ended June 30,		Net
	2015	2014	Change
	(in thousands)
Net cash provided by operating activities	$38,850	$13,803	$25,047
Net cash used in investing activities	(30,022)	(18,322)	(11,700)
Net cash provided by (used in) financing activities	(666)	5,058	(5,724)
Net increase in cash and cash equivalents	$8,162	$539	$7,623
Operating Activities
Cash provided by operating activities increased by $25.0 million from $13.8 million for the six months ended June 30, 2014 to $38.9 million for the six months ended June 30, 2015. In the condensed consolidated statements of cash flows, cash provided by operating activities is presented as net income adjusted for non-cash items and changes in operating assets and liabilities. Net income increased by $5.7 million for the six months ended June 30, 2015 as compared to the same period of 2014. The net contribution of non-cash items to cash provided by operating activities increased by $11.6 million for the six months ended June 30, 2015 as compared to the same period of 2014. The net contribution of changes in operating assets and liabilities to cash provided by operating activities increased by $7.7 million for the six months ended June 30, 2015 as compared to the same period of 2014.
The $11.6 million increase in the net contribution of non-cash items to cash provided by operating activities was primarily due to a $3.6 million increase in stock-based compensation expense due to increased headcount, a $1.5 million increase in amortization of intangible assets as a result of the acquisition of AllRegs and a $1.9 million increase in depreciation from data center equipment, leasehold improvements and furniture and fixtures placed into service, offset by a $1.6 million decrease in excess tax benefits from stock-based compensation.
Changes in operating assets and liabilities resulted in a net increase of $7.7 million to cash provided by operating activities for the six months ended June 30, 2015 as compared to the same period in 2014. Our net accounts receivable balance fluctuates from period to period, depending on the amount and timing of sales and billing activity, our customers’ payment method, and cash collections. The change in prepaid expenses and other current assets was primarily due to the timing of payments for computer software licenses and marketing events. The change in accounts payable and accrued and other liabilities was due to the timing of additional liabilities and payments in general, and does not reflect any significant change in the nature of accrued liabilities. The increase in deferred revenue is primarily the result of continued sales of publishing subscriptions following the acquisition of AllRegs as well as an increase in sales of professional services, offset by a decrease in undelivered software maintenance as more customers adopt our SaaS platform which does not include the sale of stand-alone maintenance.
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
Cash used in investing activities of $30.0 million for the six months ended June 30, 2015 was primarily the result of $17.2 million for purchases of property, including capital improvements to our new corporate headquarters, investments to bolster our infrastructure and enhance our system capacity, reliability and security and $13.3 million costs incurred to develop internal-use software and website applications, including the development of our next generation Encompass platform. We also incurred $0.4 million in net purchases of investments.
Cash used in investing activities of $18.3 million for the six months ended June 30, 2014 was the result of $6.4 million in net purchases of investments, $1.3 million for purchases of property and equipment and $6.1 million costs incurred to develop internal-use software and website applications, including investments to bolster our infrastructure and enhance our system capacity, reliability and security and costs to develop our next generation Encompass platform, and $4.5 million cash paid for the MortgageCEO acquisition.

Financing Activities
Financing activities have consisted primarily of cash provided from the exercise of stock options and purchases under the employee stock purchase plan, excess tax benefits from stock-based compensation, payments related to capital lease obligations, repurchases of common stock and tax payments related to shares withheld for vested restricted stock units, or RSUs. In May 2014, our board of directors approved a stock repurchase program under which we are authorized to repurchase up to $75.0 million of our common stock over a 36-month period, $66.2 million of which remains available as of June 30, 2015. Under the program, purchases may be made from time to time on the open market, and will be funded from available working capital.
Cash used in financing activities of $0.7 million for the six months ended June 30, 2015 consisted primarily of $8.6 million in proceeds from the exercise of stock options and $3.9 million in excess tax benefits from stock-based compensation, offset in part by $8.8 million in common stock repurchases, payments on capital leases of $1.7 million and tax payments of $2.5 million related to shares withheld for vested RSUs.
Cash provided by financing activities of $5.1 million for the six months ended June 30, 2014 consisted primarily of $4.0 million in proceeds from the exercise of stock options and $2.3 million in excess tax benefits from stock-based compensation, offset in part by payments on capital leases of $0.7 million and $0.5 million related to shares withheld for vested RSUs.
Off Balance Sheet Arrangements
As of June 30, 2015, we had no off-balance sheet arrangements and operating leases were the only financing arrangements not reported on our condensed consolidated financial statements.
Contractual Obligations
At June 30, 2015, our contractual payment obligations are as follows:

	Payment due by period (as of June 30, 2015)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Acquisition holdback, net of discounts	$522	$522	$—	$—	$—
Capital lease obligations	6,238	2,039	4,199	—	—
Operating lease obligations	44,666	303	14,278	9,678	20,407
Purchase obligations	5,970	4,614	1,356	—	—
Total	$57,396	$7,478	$19,833	$9,678	$20,407
Acquisition holdback, net of discounts is related to the acquisition of MortgageCEO.
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
ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We believe that there have been no significant changes in our market risk exposures for the three and six months ended June 30, 2015, as compared with those discussed in our 2014 Form 10-K.

ITEM 4—CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
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
Mortgage lending volume has been significantly higher in 2015 than in 2014, but may decrease in the remainder of 2015 and future years, which could materially adversely affect our business.
Mortgage lending volume has been significantly higher during the first six months of 2015 than in 2014 but may decrease in the remainder of 2015 and future years, which would materially adversely affect our business. Factors that adversely impact mortgage lending volumes include increasing mortgage interest rates, reduced consumer and investor demand for mortgages, more stringent underwriting guidelines, decreased liquidity in the secondary mortgage market, high levels of unemployment, high levels of consumer debt, lower consumer confidence, changes in tax and other regulatory policies, the number of existing mortgages eligible for refinancing and other macroeconomic factors.

Mortgage interest rates are influenced by a number of factors, including monetary policy. The Federal Reserve Bank may raise the federal funds rate, which would likely cause mortgage interest rates to rise. Increases in mortgage interest rates could reduce the volume of new mortgages originated, in particular the volume of mortgage refinancings. Additionally, because the ratio of applications to closed loans typically is greater with refinancings than with purchase loans, a continued decrease in refinancings would result in fewer mortgage applications per funded loan. Since we generate some Ellie Mae Network revenues during the application process, regardless of whether the loan is eventually funded, this may negatively impact our transaction based revenue.
We currently estimate that approximately 30% to 40% of our revenues have some sensitivity to volume. To the extent there is a decrease in residential mortgage volumes, we would need to increase our user base and/or our revenue per loan processed by our customers in order to maintain our financial performance. We cannot guarantee we will be successful in these efforts, which could materially adversely affect our business.
A significant decline in mortgage origination volume, such as the significant drop in mortgage volume that occurred in 2014 compared to 2013, could also negatively impact our customers, resulting in a reduction of their Encompass users, consolidation with other lenders or cessation of operations. If any of these occurs, it could materially adversely affect our business.
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
In addition, the expansion of our systems and infrastructure and improvements to our products will require us to commit substantial financial, operational and technical resources in advance of any anticipated increase in the volume of business, with no assurance that the volume of business or our revenues will actually increase. For example, during 2015, we are increasing our investment in research and development, enterprise sales, services, technical support, security and our data center infrastructure, including in connection with the development of our next generation Encompass platform. Continued growth could also strain our ability to maintain reliable service levels for our customers, develop and improve our operational, financial and management controls, enhance our reporting systems and procedures and recruit, train and retain highly skilled personnel.
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
In addition, we continue to identify and evaluate opportunities to expand through acquisitions. Merger and acquisition activities are subject to a number of risks, including financial, operational and integration risks. Growth through acquisition requires careful due diligence, evaluation of risks and protections of future operations and financial conditions. Actual results may differ from our expectations and could have a material adverse effect on our financial condition and results of operations. Growth through acquisition also often involves the negotiation and execution of extensive merger agreements. Such agreements may give rise to litigation, constrain us in certain ways, or expose us to other risks beyond our normal operating risks.
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
We are subject to the risks of current and future legal proceedings, which could have a material adverse effect on our business, financial condition, results of operations and future prospects.
At any given time, we are a defendant in various legal proceedings and litigation matters arising in the ordinary course of business including commercial disputes and employment issues. We can give no assurance that the outcome of any such matter would not have a material adverse effect on our consolidated financial condition, results of operations or cash flows. We are unable to predict the ultimate outcome of these disputes or the actual impact of these matters on our profitability at this time, and any views we form as to the viability of these claims or the financial exposure in which they could result, could change from time to time as the matters proceed through their course, as facts are established, and various judicial determinations are made.
If we agree to settle these matters or judgments are secured against us, we may incur charges which may have a material and adverse impact on our business, financial conditions, results of operations and future prospects.
For example, as of the date of this Quarterly Report on Form 10-Q, we are engaged in an arbitration proceeding with the founder of MortgageCEO, a business we purchased in the first quarter of 2014. The proceeding involves an employment claim against us with respect to, among other things, the vesting of certain restricted stock units granted to the founder of MortgageCEO, and a breach of contract counterclaim and other causes of action. While we are contesting the employment claim vigorously, the outcome of the arbitration is uncertain.
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
Changes to existing laws or regulations or adoption of new laws or regulations relating to the residential mortgage industry could require us to incur significant costs to update our products and services. Our Encompass Compliance Service analyzes mortgage loan data for compliance with consumer protection laws and institutionally mandated compliance policies and must continually be updated to incorporate changes to such laws and policies. The Dodd-Frank Act has caused and will continue to cause us to make similar updates to Encompass, Encompass Product and Pricing Service, Encompass Docs Solution, TQL and the Ellie Mae Network to address, among other things, regulations that protect consumers against unfair, deceptive and abusive practices by lenders. For example, additional tools and product updates were recently required to address the Ability-to-Repay, or ATR, / Qualified Mortgage, or QM, and Federal and State High Cost rules that became effective in January 2014. In addition, we are updating certain of our products to comply with the TILA-RESPA Integrated Disclosure rule changes that originally were to take effect in August 2015. These additions and updates have caused us to incur significant expense, and future updates will likely similarly cause us to incur significant expense. In addition, if our products and services fail to address relevant laws and regulations, we could be subject to claims by our customers that we have breached the warranty provisions in our customer contracts. Such claims could result in substantial costs and we could incur judgments or enter into settlements of claims that could have a material adverse effect on our business.
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
Other parties have asserted, and may in the future assert, that we have infringed their intellectual property rights. For example, in the third quarter of 2014, we settled a patent infringement lawsuit in which it was alleged that our Encompass loan management software system and related operations infringes certain patents. In addition, we generally agree to indemnify our customers against legal claims that our software products infringe intellectual property rights of third parties and, in the event of an infringement, to modify or replace the infringing product or, if those options are not reasonably possible, to refund the cost of the software, as pro-rated over a period of years. We cannot predict whether assertions of third-party intellectual property rights or claims arising from such assertions will substantially harm our business and operating results. If we are forced to defend against any infringement claims, whether they are with or without merit or are determined in our favor, we may face costly litigation and diversion of technical and management personnel. Furthermore, an adverse outcome of a dispute may require us to: pay damages, potentially including treble damages and attorneys’ fees if the infringement were found to be willful; cease providing solutions that allegedly incorporate the intellectual property of others; expend additional development resources to redesign or re-engineer our solutions and products, if feasible; and enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies. We cannot be certain of the outcome of any litigation. Any royalty or licensing agreement, if required, may not be available to us on acceptable terms or at all. Our failure to obtain the necessary licenses or other rights could prevent the sale or distribution of some of our products and services and, therefore, could have a material adverse effect on our business.
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
Our board of directors previously approved a stock repurchase program under which we are authorized to repurchase up to $75.0 million of our common stock over a 36-month period, $66.2 million of which remains available as of June 30, 2015. Such stock repurchases may be limited, suspended, or terminated at any time without prior notice. There can be no assurance that we will repurchase additional shares of our common stock under our stock repurchase program or that any future repurchases will have a positive impact on the trading price of our common stock or earnings per share. Important factors that could cause us to limit, suspend or terminate our stock repurchase program include, among others, unfavorable market conditions, the trading price of our common stock, the nature of other investment or strategic opportunities presented to us from time to time, the rate of dilution of our equity compensation programs, the availability of adequate funds, and our ability to make appropriate, timely, and beneficial decisions as to when, how, and whether to purchase shares under the stock repurchase program. If we limit, suspend or terminate our stock repurchase program, our stock price may be negatively affected.
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

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
			Total Number	Approximate
			of Shares	Dollar Value or
	Total		Purchased as	Shares that May
	Number of	Average	Part of Publicly	Yet be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs (1)
April 1, 2015 to April 30, 2015	—	$—	—	$72,480,576
May 1, 2015 to May 31, 2015	53,200	$62.06	53,200	$69,179,011
June 1, 2015 to June 30, 2015	46,800	$64.29	46,800	$66,170,208
_________________
(1) In May 27, 2014, our board of directors approved a stock repurchase program under which we are authorized to repurchase up to $75.0 million of our common stock, which expires in May 2017. Shares under the program are retired upon the repurchase. Amount remaining to be purchased are exclusive of commissions.
ITEM 3—DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4—MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5—OTHER INFORMATION
Not applicable.

ITEM 6—EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of Ellie Mae, Inc.

10.1#	Board of Directors Offer Letter with Rajat Taneja, dated May 15, 2015.

10.2#	Board of Directors Offer Letter with Karen Blasing, dated May 12, 2015.

10.4#	Offer Letter, dated as of June 2, 2015, by and between Ellie Mae, Inc. and Peter Hirsch.

10.5	First Amendment to Lease, dated as of July 9, 2015, by and between Ellie Mae, Inc. and SFI Pleasanton, LLC.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

ELLIE MAE, INC.

Date:	August 5, 2015	By:	/s/ Edgar A. Luce
Edgar A. Luce
Executive Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized signatory)