Form 10-Q
period 2015-09-30
ELLIE MAE INC
filed 2015-11-05
CIK 1122388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:
As of November 3, 2015:

Class	Number of Shares
Common Stock, $0.0001 par value	29,822,037

PART I—FINANCIAL INFORMATION
ITEM 1—CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Ellie Mae, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share amounts)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$52,417	$26,756
Short-term investments	57,933	49,352
Accounts receivable, net of allowances for doubtful accounts of $77 and $66 as of September 30, 2015 and December 31, 2014, respectively	28,924	20,403
Prepaid expenses and other current assets	16,419	16,021
Total current assets	155,693	112,532
Property and equipment, net	72,440	28,694
Long-term investments	48,930	58,679
Intangible assets, net	17,763	21,452
Deposits and other assets	6,183	3,425
Goodwill	65,338	65,338
Total assets	$366,347	$290,120
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$9,162	$6,726
Accrued and other current liabilities	28,652	16,822
Acquisition holdback, net of discount	522	522
Deferred revenue	13,392	9,729
Total current liabilities	51,728	33,799
Leases payable, net of current portion	1,303	443
Other long-term liabilities	19,736	2,994
Total liabilities	72,767	37,236
Commitments and contingencies (Note 9)
Stockholders' equity:
Common stock, $0.0001 par value per share; 140,000,000 authorized shares, 29,796,381 and 28,907,147 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	3	3
Additional paid-in capital	273,171	242,527
Accumulated other comprehensive income (loss)	62	(95)
Retained earnings	20,344	10,449
Total stockholders' equity	293,580	252,884
Total liabilities and stockholders' equity	$366,347	$290,120

See accompanying notes to these condensed consolidated financial statements (unaudited).

Ellie Mae, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$68,939	$42,798	$189,070	$114,960
Cost of revenues	22,441	11,669	60,653	31,563
Gross profit	46,498	31,129	128,417	83,397
Operating expenses:
Sales and marketing	9,082	6,245	27,646	18,791
Research and development	11,138	6,456	28,717	19,348
General and administrative	16,658	9,556	43,109	28,100
Total operating expenses	36,878	22,257	99,472	66,239
Income from operations	9,620	8,872	28,945	17,158
Other income, net	154	134	439	343
Income before income taxes	9,774	9,006	29,384	17,501
Income tax provision	3,552	3,989	11,948	6,978
Net income	$6,222	$5,017	$17,436	$10,523
Net income per share of common stock:
Basic	$0.21	$0.18	$0.60	$0.38
Diluted	$0.20	$0.17	$0.57	$0.36
Weighted average common shares used in computing net income per share of common stock:
Basic	29,363,621	28,007,770	29,076,820	27,657,217
Diluted	31,005,651	29,661,211	30,773,353	29,332,162

Net income	$6,222	$5,017	$17,436	$10,523
Other comprehensive income, net of taxes:
Unrealized gain (loss) on investments	27	(75)	157	(3)
Comprehensive income	$6,249	$4,942	$17,593	$10,520

See accompanying notes to these condensed consolidated financial statements (unaudited).

Ellie Mae, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,436	$10,523
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,324	3,933
Provision for uncollectible accounts receivable	14	12
Amortization of intangible assets	3,689	1,575
Amortization of discount related to acquisition holdback	—	36
Stock-based compensation expense	17,604	10,540
Excess tax benefit from stock-based compensation	(3,828)	(5,306)
Deferred income taxes	9,977	(37)
Loss on disposal of property and equipment	91	—
Amortization of investment premium	778	972
Changes in operating assets and liabilities:
Accounts receivable	(8,535)	(5,856)
Prepaid expenses and other current assets	(394)	644
Deposits and other assets	(985)	(632)
Accounts payable	303	1,172
Accrued, other current and other liabilities	17,366	7,258
Deferred revenue	3,696	(54)
Net cash provided by operating activities	64,536	24,780
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(20,677)	(4,523)
Acquisition of internal-use software	(20,706)	(8,316)
Proceeds from sale of property and equipment	58	—
Purchases of investments	(39,243)	(49,662)
Maturities of investments	39,790	42,965
Acquisitions, net of cash acquired	—	(6,500)
Net cash used in investing activities	(40,778)	(26,036)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capital lease obligations	(2,891)	(987)
Proceeds from issuance of common stock under employee stock plans	12,770	8,002
Payments for repurchase of common stock	(8,830)	—
Tax payments related to shares withheld for vested restricted stock units	(2,974)	(668)
Excess tax benefit from stock-based compensation	3,828	5,306
Net cash provided by financing activities	1,903	11,653
NET INCREASE IN CASH AND CASH EQUIVALENTS	25,661	10,397
CASH AND CASH EQUIVALENTS, Beginning of period	26,756	33,462
CASH AND CASH EQUIVALENTS, End of period	$52,417	$43,859

Ellie Mae, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2015	2014
Supplemental disclosure of cash flow information:
Cash paid for interest	$101	$41
Cash paid for income taxes	$15	$43
Supplemental disclosure of non-cash investing and financing activities:
Fixed asset purchases accrued but not paid	$3,055	$664
Stock-based compensation capitalized to property and equipment	$705	$350
Acquisition of property and equipment under capital leases	$6,998	$1,269

See accompanying notes to these condensed consolidated financial statements (unaudited).

Ellie Mae, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1—Description of Business
Ellie Mae, Inc. (“Ellie Mae,” “the Company,” “we,” “our” or “us”) is a leading provider of innovative on-demand software solutions and services for the residential mortgage industry in the United States. The Company’s end-to-end Encompass mortgage management solution provides one system of record that allows banks, credit unions, and mortgage lenders to originate and fund mortgages and improve compliance, loan quality, and efficiency.
NOTE 2—Basis of Presentation and Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on March 2, 2015 (“2014 Form 10-K”).
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
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management evaluates estimates on a regular basis including those relating to revenue recognition, the allowance for doubtful accounts, goodwill, intangible assets, the valuation of deferred income taxes, stock-based compensation, and unrecognized tax benefits, among others. Actual results could differ from those estimates and such differences may have a material impact on the Company’s condensed consolidated financial statements and footnotes.
Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements in its 2014 Form 10-K. There have been no significant changes to these policies during the nine months ended September 30, 2015.

Other Income, Net
Other income, net consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Interest income	$181	$146	$512	$412
Net realized loss on investments	—	—	—	(7)
Interest expense	(27)	(12)	(73)	(62)
Total other income, net	$154	$134	$439	$343
Comprehensive Income
Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net income, specifically unrealized gains (losses) on available-for-sale investments. Except for net realized loss on investments which was not significant, there were no reclassifications out of accumulated other comprehensive income (loss) that affected net income during the three and nine months ended September 30, 2015 and 2014.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This standard also requires significantly expanded disclosures about revenue recognition. In August 2015, the FASB deferred the effective date of this standard by one year. The new effective date for public entities will be for fiscal years, and interim periods within those years, beginning after December 15, 2017, but entities will be permitted to early adopt the standard as of the original effective date. The Company has not yet developed an expectation of the impact that adoption will have on its consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-05, Intangibles—Goodwill and Other—Internal-Use Software: Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”), which clarifies the circumstances under which a cloud computing customer would account for the arrangement as a license of internal-use software. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The Company has not yet developed an expectation of the impact that adoption will have on its consolidated financial statements.
In September 2015, the FASB issued ASU 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”), which requires that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. The amendments also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The Company has not yet developed an expectation of the impact that adoption will have on its consolidated financial statements.
NOTE 3—Net Income Per Share of Common Stock
Net income per share of common stock is calculated by dividing net income by the weighted average shares of common stock outstanding during the period. Diluted net income per share of common stock is calculated by dividing net income by the weighted average shares of common stock outstanding and potential shares of common stock during the period. Potential shares of common stock include dilutive shares attributable to the assumed exercise of stock options, restricted stock unit awards (“RSUs”), performance-vesting RSUs, performance share awards (“Performance Awards”), and Employee Stock Purchase Plan (“ESPP”) shares using the treasury stock method, if dilutive.

The components of net income per share of common stock were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except share and per share amounts)
Net income	$6,222	$5,017	$17,436	$10,523
Basic shares:
Weighted average common shares outstanding	29,363,621	28,007,770	29,076,820	27,657,217
Diluted shares:
Weighted average shares used to compute basic net income per share	29,363,621	28,007,770	29,076,820	27,657,217
Effect of potentially dilutive securities:
Employee stock options, RSUs, performance-vesting RSUs, Performance Awards and ESPP shares	1,642,030	1,653,441	1,696,533	1,674,945
Weighted average shares used to compute diluted net income per share	31,005,651	29,661,211	30,773,353	29,332,162
Net income per share:
Basic	$0.21	$0.18	$0.60	$0.38
Diluted	$0.20	$0.17	$0.57	$0.36
The following potential common shares were excluded from the computation of diluted net income per share, as their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Employee stock options and awards	306,377	840,161	230,106	914,197
Performance-vesting RSUs and Performance Awards are included in the diluted shares outstanding for each period if the established performance criteria have been met at the end of the respective periods. However, if none of the required performance criteria have been met for such awards, the Company includes the number of shares that would be issuable if the end of the reporting period were the end of the contingency period. Accordingly, in addition to the employee stock options and awards noted above, 214,014 and 106,250 shares underlying performance-vesting RSUs and Performance Awards were excluded from the dilutive shares outstanding for each of the three and nine months ended September 30, 2015 and 2014, respectively.
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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis, according to the valuation techniques the Company used to determine their values:

	Fair Value at	Fair Value Measurements Using Inputs Considered as
	September 30, 2015	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$4,444	$4,444	$—	$—
Certificates of deposit	12,552	—	12,552	—
Corporate notes and obligations	30,252	—	30,252	—
Municipal obligations	1,740	—	1,740	—
U.S. government and government agency obligations	62,319	17,313	45,006	—
	$111,307	$21,757	$89,550	$—

	Fair Value at	Fair Value Measurements Using Inputs Considered as
	December 31, 2014	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$3,220	$3,220	$—	$—
Certificates of deposit	14,962	—	14,962	—
Corporate notes and obligations	29,035	—	29,035	—
Municipal obligations	3,155	—	3,155	—
U.S. government and government agency obligations	60,879	16,946	43,933	—
	$111,251	$20,166	$91,085	$—
Financial instruments include cash, cash equivalents, and investments including investment-grade interest-bearing securities, such as money market accounts, certificates of deposit, commercial paper, corporate bonds, municipal and government agency obligations, and guaranteed obligations of the U.S. government. The Company classifies its money market funds that are specifically backed by debt securities and U.S. government obligations as Level 1 instruments due to the use of observable market prices for identical securities that are traded in active markets.
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
At September 30, 2015 and December 31, 2014, the Company did not have any assets or liabilities that were valued using Level 3 inputs. For the three and nine months ended September 30, 2015 and 2014, there were no transfers of financial instruments among Level 1, Level 2 or Level 3 classifications.
For the three and nine months ended September 30, 2015, the Company recognized interest income from financial instruments of $0.2 million and $0.5 million, respectively. For the three and nine months ended September 30, 2014, the Company recognized interest income from financial instruments of $0.1 million and $0.4 million, respectively. Gross realized gains and gross realized losses from the sale of investments were not significant during the three and nine months ended September 30, 2015 and 2014.

The carrying amounts, gross unrealized gains and losses and estimated fair value of cash and cash equivalents and both short-term and long-term investments consisted of the following:

	September 30, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying or Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$47,973	$—	$—	$47,973
Money market funds	4,444	—	—	4,444
	$52,417	$—	$—	$52,417
Investments:
Corporate notes and obligations	$30,269	$21	$(38)	$30,252
Certificates of deposit	12,544	17	(9)	12,552
Municipal obligations	1,737	3	—	1,740
U.S. government and government agency obligations	62,251	81	(13)	62,319
	$106,801	$122	$(60)	$106,863

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying or Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$23,536	$—	$—	$23,536
Money market funds	3,220	—	—	3,220
	$26,756	$—	$—	$26,756
Investments:
Corporate notes and obligations	$29,071	$4	$(40)	$29,035
Certificates of deposit	14,972	11	(21)	14,962
Municipal obligations	3,149	6	—	3,155
U.S. government and government agency obligations	60,934	18	(73)	60,879
	$108,126	$39	$(134)	$108,031

The following table shows the gross unrealized losses and the related fair values of the Company’s investments that have been in a continuous unrealized loss position:

	September 30, 2015
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Corporate notes and obligations	$9,102	$(30)	$4,232	$(8)	$13,334	$(38)
Certificates of deposit	3,634	(9)	245	—	3,879	(9)
U.S. government and government agency obligations	6,392	(11)	1,928	(2)	8,320	(13)
	$19,128	$(50)	$6,405	$(10)	$25,533	$(60)

	December 31, 2014
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Corporate notes and obligations	$19,535	$(40)	$—	$—	$19,535	$(40)
Certificates of deposit	5,735	(21)	—	—	5,735	(21)
U.S. government and government agency obligations	34,899	(73)	—	—	34,899	(73)
	$60,169	$(134)	$—	$—	$60,169	$(134)
The following table summarizes the maturities of the Company’s investments at September 30, 2015:

Carrying or Fair Value
(in thousands)
Remainder of 2015	$19,696
2016	46,378
2017	27,898
2018	12,891
Total	$106,863
Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.
NOTE 5—Acquisitions
Subsequent to September 30, 2015 , the Company acquired substantially all the assets of Mortgage Returns, LLC, a company based in St. Louis, Missouri, which provides on-demand customer relationship management, and marketing automation solutions for the mortgage industry on October 14, 2015. The Company paid approximately $16.0 million in cash, of which $2.4 million has been placed in escrow to cover any indemnity claims. Any amount remaining in escrow 18 months after the date of acquisition will be repatriated to the seller. The transaction will be accounted for as a business combination and the total purchase price will be allocated to the assets acquired and liabilities assumed based on their respective fair values.
Given the timing of the completion of the acquisition, we are currently in the process of valuing the assets acquired and liabilities assumed in the acquisition. As a result, we are unable to provide the amount recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed. We will provide these disclosures in our Annual Report on Form 10-K for the fourth quarter of 2015.

NOTE 6—Balance Sheet Components
Property and Equipment
Property and equipment, net, consisted of the following:

	September 30,	December 31,
	2015	2014
	(in thousands)
Computer equipment and software(1)	$43,995	$24,014
Furniture and fixtures(1)	4,924	1,929
Leasehold improvements	14,405	2,289
Property and equipment(1)	63,324	28,232
Accumulated depreciation and amortization(1)	(25,047)	(17,838)
Net property and equipment	38,277	10,394
Internal-use software and other assets not placed in service	34,163	18,300
	$72,440	$28,694
________
(1) Certain reclassifications of prior period amounts have been made, such reclassifications did not materially change previously reported consolidated financial statements.
The cost of property and equipment at September 30, 2015 included a total of $8.4 million of computer equipment and $1.5 million of software under capital leases. Accumulated amortization relating to computer equipment and software under capital leases totaled $2.5 million at September 30, 2015. The cost of property and equipment at December 31, 2014 included a total of $2.0 million of computer equipment and $0.5 million of software under capital leases. Accumulated amortization relating to computer equipment and software under capital leases totaled $0.9 million at December 31, 2014.
Depreciation expense for the three months ended September 30, 2015 and 2014 was $3.0 million and $1.5 million, respectively, and for the nine months ended September 30, 2015 and 2014 was $7.3 million and $3.9 million, respectively. Amortization of assets under capital leases which is included in depreciation expense for the three months ended September 30, 2015 and 2014 was $0.7 million and $0.2 million, respectively, and for the nine months ended September 30, 2015 and 2014 was $1.6 million and $1.5 million, respectively.
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	September 30,	December 31,
	2015	2014
	(in thousands)
Accrued payroll and related expenses	$19,898	$11,071
Accrued commissions	766	917
Accrued professional fees	353	362
Accrued royalties	1,033	919
Sales and other taxes	1,109	357
Current portion of leases payable	3,669	422
Other accrued expenses	1,824	2,774
	$28,652	$16,822

NOTE 7— Goodwill and Intangible Assets
There were no changes in the carrying value of goodwill during the three and nine months ended September 30, 2015.
Other intangible assets, net, consisted of the following:

	September 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Weighted Average Remaining Useful Life
	(in thousands)			(in years)
Assets subject to amortization:
Developed technology	$7,035	$(4,360)	$2,675	1.7
Customer relationships	17,200	(6,157)	11,043	4.6
Trade names	301	(295)	6	0.3
Total assets subject to amortization:	24,536	(10,812)	13,724	4.1
Assets not subject to amortization:
Trade names	4,039	—	4,039
	$28,575	$(10,812)	$17,763

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Weighted Average Remaining Useful Life
	(in thousands)			(in years)
Assets subject to amortization:
Developed technology	$7,035	$(2,759)	$4,276	2.3
Customer relationships	17,200	(4,085)	13,115	5.3
Trade names	301	(279)	22	1.1
Total assets subject to amortization:	24,536	(7,123)	17,413	4.6
Assets not subject to amortization:
Trade names	4,039	—	4,039
	$28,575	$(7,123)	$21,452
Amortization expense associated with intangible assets was $1.2 million and $3.7 million for the three and nine months ended September 30, 2015, respectively. Amortization expense associated with intangible assets was $0.5 million and $1.6 million for the three and nine months ended September 30, 2014, respectively.
Minimum future amortization expense for intangible assets at September 30, 2015 was as follows:

Amortization
(in thousands)
Remainder of fiscal 2015	$1,179
2016	4,182
2017	2,943
2018	2,093
2019	1,863
2020	1,464
$13,724

NOTE 8—Income Taxes
The Company computes its interim provision for income taxes by applying the estimated annual effective tax rate to the year-to-date income from recurring operations and adjusts the provision for discrete tax items recorded in the period. The Company evaluates and updates its estimated annual effective income tax rate on a quarterly basis. The estimated annual effective tax rate as of September 30, 2015 and 2014 was 40.7% and 39.9%, respectively.
The difference between the federal statutory rate of 35% and the Company’s estimated effective tax rate for the three and nine months ended September 30, 2015 was primarily due to the Company’s state income tax provision and non-deductible stock-based compensation expenses.
The Company accounts for stock-based compensation pursuant to ASC 718 and uses ASC 740 ordering when determining when excess tax benefits have been realized. The Company recognized a charge of $24,000 for the three months ended September 30, 2015 related to the adjustments made to the tax benefit for the exercise of employee stock options and the vesting of RSUs, performance-vesting RSUs and Performance Award. The Company recorded a tax benefit of $3.8 million for the nine months ended September 30, 2015 related to the exercise of employee stock options and the vesting of RSUs, performance-vesting RSUs and Performance Awards. The net income tax benefit in excess of the expenses recorded for financial reporting purposes has been recorded as an increase to additional paid-in capital and is reflected as a financing cash inflow in the condensed consolidated statements of cash flows.
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
The Company has a policy to classify accrued interest and penalties associated with uncertain tax positions together with the related liability in the balance sheet, and to include the expenses incurred related to such accruals in the provision for income taxes. There were no interest or penalties included in the provision for income taxes during the nine months ended September 30, 2015 and 2014, respectively.
NOTE 9—Commitments and Contingencies
Leases
As of September 30, 2015, the Company leased seven facilities under operating lease arrangements. The lease expiration dates range from January 2016 to December 2024. Certain leases contain escalation clauses calling for increased rents. The Company recognizes rent expense on a straight-line basis over the lease period and has recorded deferred rent for the difference between rent payments and rent expense recognized. In July 2015, the Company entered into an amendment to the Company’s existing office lease in Pleasanton, California to expand its office space. The term of the lease for the expanded office space in Pleasanton, California commences on January 1, 2016 and ends on December 31, 2024, with payments ranging from $79,000 per month to $103,500 per month.
The Company leases certain fixed assets under noncancelable capital leases with various expiration dates.
Future minimum lease payments under noncancelable operating and capital leases at September 30, 2015 consisted of the following:

	Capital Leases	Operating Leases
	(in thousands)
2015	$855	$162
2016	3,704	4,531
2017	473	4,852
2018	—	4,896
2019	—	4,844
2020	—	4,834
Thereafter	—	20,407
Total minimum lease payments	5,032	$44,526
Less amount representing interest	(60)
Present value of minimum lease payments	4,972
Less current portion	(3,669)
Long-term portion of lease obligations	$1,303
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
The Company was recently engaged in an arbitration proceeding with the founder of MortgageCEO, a business the Company purchased in the first quarter of 2014. The proceeding involved an employment claim against the Company with respect to, among other things, the vesting of certain restricted stock units granted to the founder of MortgageCEO, and a breach of contract counterclaim and other causes of action. In October 2015, the arbitrator ruled in favor of the Company and awarded the Company contractual damages and attorneys’ fees.
NOTE 10—Equity and Stock Incentive Plans
The Company recognized stock-based compensation related to awards granted under our 2009 Stock Option and Incentive Plan (the “2009 Plan”), 2011 Equity Incentive Award Plan (the “2011 Plan”), and ESPP.
Total stock-based compensation expense recognized consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Cost of revenues	$761	$441	$2,189	$1,065
Sales and marketing	783	247	1,973	1,127
Research and development	1,438	1,038	3,961	2,610
General and administrative	3,538	1,326	9,481	5,738
	$6,520	$3,052	$17,604	$10,540
2009 Stock Option and Incentive Plan and 2011 Equity Incentive Award Plan
Stock Options
The following table summarizes the Company’s stock option activity under the 2009 Plan and 2011 Plan:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at January 1, 2015	3,050,301	$17.41
Granted	385,776	$55.30
Exercised	(713,086)	$12.15
Forfeited or expired	(68,555)	$28.38
Outstanding at September 30, 2015	2,654,436	$24.05	7.36	$113,013
Ending vested and expected to vest at September 30, 2015	2,562,199	$23.53	7.30	$110,403
Exercisable at September 30, 2015	1,404,649	$14.36	6.30	$73,338
Stock options granted during the nine months ended September 30, 2015 were made under the 2011 Plan. There were no grants under the 2009 Plan during the nine months ended September 30, 2015.
Intrinsic value of an option is the difference between the fair value of the Company’s common stock at the time of exercise and the exercise price to be paid. The aggregate intrinsic value for options outstanding at September 30, 2015 in the table above represents the total intrinsic value, based on the Company’s closing stock price of $66.57 as of September 30, 2015, which would have been received by option holders had all option holders exercised their in-the-money options as of that date. Options outstanding that are expected to vest are net of estimated future option forfeitures.

Following is additional information pertaining to the Company’s stock option activity:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except per option amounts)
Weighted average fair value per option granted	$34.39	$16.82	$26.13	$13.29
Grant-date fair value of options vested	$1,678	$1,400	$6,026	$4,846
Intrinsic value of options exercised	$10,227	$6,996	$33,343	$17,058
Proceeds received from options exercised	$1,807	$2,505	$8,665	$5,378
As of September 30, 2015, total unrecognized stock-based compensation expense related to unvested stock options, adjusted for estimated forfeitures, was $17.6 million and is expected to be recognized over a weighted average period of 2.5 years.
Restricted Stock Units, Performance-Vesting Restricted Stock Units, and Performance Awards
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
In February 2015 and March 2015, the Company granted 24,766 and 10,324 Performance Awards with a performance period of January 1, 2015 through December 31, 2015. The designated participants may earn between zero and 2.0 shares of common stock for each award. As of September 30, 2015, the Company expects that each award will convert to 2.0 shares of common stock on the Determination Date.
In December 2014, the Company granted Sigmund Anderman, then Chief Executive Officer and current Chairman of the Board of Directors of the Company, an option to purchase 76,648 shares of Company common stock and 37,203 performance-vesting RSUs. In January 2015, the Company granted Mr. Anderman an option to purchase 71,648 shares of Company common stock and 34,714 performance-vesting RSUs. As of September 30, 2015, the Company expects that each of the performance-vesting RSUs will convert to 2.0 shares of common stock on the Determination Date.
The following table summarizes the Company’s RSU, Performance Award and performance-vesting RSU activity:

	RSUs		Performance Awards and Performance-Vesting RSUs
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Outstanding at January 1, 2015	585,858	$27.20	485,177	$25.61
Granted	310,268	63.35	176,810	40.50
Released	(154,074)	24.81	(182,711)	24.69
Forfeited or expired	(36,463)	37.45	—	—
Outstanding at September 30, 2015	705,589	$43.09	479,276	$31.46
Ending vested and expected to vest at September 30, 2015	621,322		479,276
RSUs, performance-vesting RSUs and Performance Awards that are expected to vest are presented net of estimated future forfeitures. RSUs released during the nine months ended September 30, 2015 and 2014 had an aggregate intrinsic value of $9.6 million and $1.9 million, respectively, and had an aggregate grant-date fair value of $3.8 million and $1.5 million, respectively. Performance-vesting RSUs and Performance Awards released during the nine months ended September 30, 2015 had an aggregate intrinsic value of $13.2 million and had an aggregate grant-date fair value of $4.5 million. Performance Awards released during the nine months ended September 30, 2014 had an aggregate intrinsic value of $5.9 million and had an aggregate grant-date fair value of $4.4 million. The number of RSUs released includes shares that the Company withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.
As of September 30, 2015, total unrecognized compensation expense related to unvested RSUs, performance-vesting RSUs and Performance Awards was $30.4 million and is expected to be recognized over a weighted average period of 2.5 years.
Employee Stock Purchase Plan
For the nine months ended September 30, 2015 and 2014, employees purchased 110,598 shares and 102,111 shares, respectively, under the ESPP for a total of $4.1 million and $2.6 million, respectively. As of September 30, 2015, unrecognized compensation expense related to the current ESPP period, which ends on February 29, 2016, was $0.8 million and is expected to be recognized over five months.
Valuation Information
The fair value of stock options and stock purchase rights granted under the 2009 Plan, the 2011 Plan, and the ESPP were estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock option plans:
Risk-free interest rate	1.87%	1.96%	1.75%	1.88%
Expected life of options (in years)	6.08	6.08	5.99	5.97
Expected dividend yield	—%	—%	—%	—%
Volatility	48%	52%	48%	52%
Employee Stock Purchase Plan:
Risk-free interest rate	0.24%	0.05%	0.19%	0.05%
Expected life of options (in years)	0.50	0.50	0.50	0.50
Expected dividend yield	—%	—%	—%	—%
Volatility	44%	38%	39%	38%
Common Stock
The following numbers of shares of common stock were reserved and available for future issuance at September 30, 2015:

Reserved Shares
Options and awards outstanding under stock incentive plans	3,839,301
Shares available for future grant under the stock incentive plan	2,962,073
Shares available under the Employee Stock Purchase Plan	1,204,994
Total	8,006,368
In February 2015, 289,071 additional shares were reserved under the ESPP and 1,445,357 additional shares were reserved under the 2011 Plan, pursuant to the automatic increase provisions in the plan.
Stock Repurchase Program
In May 2014, the Company’s board of directors approved a stock repurchase program under which the Company is authorized to repurchase up to $75.0 million of its common stock, which expires in May 2017. All shares are retired upon repurchase. During the nine months ended September 30, 2015, the Company repurchased 148,450 shares for $8.8 million, respectively, excluding commission. As of September 30, 2015, $66.2 million remained available for future repurchases under the program.
NOTE 11—Segment Information
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
The Company is organized primarily on the basis of service lines. Supplemental disclosure of revenues by type is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
On-demand revenues	$68,019	$41,131	$185,476	$109,373
On-premise revenues	920	1,667	3,594	5,587
	$68,939	$42,798	$189,070	$114,960
On-demand revenue is generated from company-hosted software subscriptions that customers access through the Internet and from customers that pay fees based on a per closed loan, or success, basis subject to monthly base fees, which we refer to as Success-Based Pricing. Additionally, on-demand revenue is comprised of software services sold transactionally; Ellie Mae Network transaction fees; education and training, loan product and guideline data and analytics services under the AllRegs brand; and professional services which include consulting, implementation, and training services.
On-premise revenue is generated from maintenance services, sales of customer-hosted software licenses, and related professional services.
ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events or our future financial performance. Forward-looking statements may include words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or other wording indicating future results or expectations. Forward-looking statements are subject to risks and uncertainties and actual events or results may differ materially. Factors that could cause our actual results to differ materially include, but are not limited to, those discussed under “Risk Factors” in this report. We also face risks and uncertainties relating to our business including: outages and other system interruptions in the Ellie Mae Network service, our hosted Encompass software and any related impact on our reputation; fluctuations in mortgage lending volume; the volume of mortgages originated by our Encompass users; the impact of changes in mortgage interest rates; changes in mortgage originator, lender, investor or service provider behavior and any related impact on the residential mortgage industry; our ability to accurately forecast revenues and appropriately plan our expenses; the number of Encompass users, including contracted SaaS Encompass users; the effectiveness of our marketing and sales efforts to attract new and retain existing SaaS Encompass users and Ellie Mae Network participants; transaction volume on the Ellie Mae Network; the level of demand for our Encompass Docs Solution and other services we offer; the level of adoption of our Total Quality Loan, or TQL, program; the timing of the introduction and acceptance of new Ellie Mae Network offerings and new on-demand services; our ability to protect the confidential information of our Encompass users, Ellie Mae Network participants and their respective customers; customer renewal and upgrade rates; the increased time, cost and complexity that may be required to successfully target larger customers; our ability to scale our operations and increase productivity to support our existing and growing customer base; our ability to successfully manage our growth and any future acquisitions of businesses, solutions or technologies; the risk that the anticipated benefits and growth prospects expected from our recent acquisitions may not be fully realized or may take longer to realize than expected; the timing of future acquisitions of businesses, solutions or technologies and new product launches; the impact of uncertain domestic and worldwide economic conditions, including the resulting effect on residential mortgage volumes; changes in government regulation affecting Ellie Mae Network participants or our business, and potential structural changes in the U.S. residential mortgage industry; the attraction and retention of qualified employees and key personnel; our ability to compete effectively in a highly competitive market and adapt to technological changes; our ability to enhance the features and functionality of our Encompass software and the Ellie Mae Network; our ability to protect our intellectual property, including our proprietary Encompass software; costs associated with defending intellectual property infringement and other claims; our ability to maintain effective internal controls and the risk of natural and man-made catastrophic interruptions to our business. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that arises after the date of this report, or to conform such statements to actual results or changes in our expectations.
This discussion should be read in conjunction with the condensed consolidated financial statements and notes presented in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2014, or 2014 Form 10-K.
Overview
We are a leading provider of innovative on-demand software solutions and services for the residential mortgage industry in the United States. Our end-to-end Encompass mortgage management solution provides one system of record that allows banks, credit unions, and mortgage lenders to originate and fund mortgages and improve compliance, loan quality, and efficiency.
Mortgage originators use our Encompass software, a comprehensive mortgage management system that handles key business and management functions involved in running a mortgage origination business. Mortgage originators use Encompass as a single tool for loan processing, marketing, and customer communication and to interact electronically with lenders, investors, and service providers over the Ellie Mae Network. Our software also enables enforcement of rules and business practices designed to ensure loan quality, adherence to processing standards, and regulatory compliance.
The Ellie Mae Network electronically connects the approximately 135,000 mortgage professionals using Encompass to the broad array of mortgage lenders, investors and third-party service providers integral to the origination and funding of residential mortgages. During the mortgage origination process, mortgage originators may order various services through the Ellie Mae Network, including credit reports; product eligibility and pricing services; automated underwriting services; appraisals; title reports; insurance; flood certifications and flood insurance; compliance reviews; fraud detection; document preparation; and verification of income, identity and employment. Mortgage originators can also initiate secure data transmission to and from lenders and investors.
In October 2014, we acquired substantially all the assets of Mortgage Resource Center, Inc., dba AllRegs, a provider of research and reference, education, documentation, and data and analytics products relating to the mortgage industry. In October 2015, we acquired substantially all the assets of Mortgage Returns, LLC, a provider of on-demand customer relationship management or CRM, and marketing automation solutions for the mortgage industry. Purchase accounting rules under generally accepted accounting principles in the United States, or U.S. GAAP, require the write-down of acquired deferred revenue. In the case of both AllRegs and Mortgage Returns, LLC, the result is lower projected revenues than would normally be expected during the first year after the close of each acquisition. Operating costs generated by the acquired businesses and the amortization of acquired intangible assets increase our operating expenses from the acquisition date into the foreseeable future.
Our revenues consist of on-demand and on-premise revenues. On-demand revenues are generated primarily from software subscriptions we host that customers access through the Internet, including customers who pay fees based on the number of loans they fund, or success basis, subject to monthly base fees, which we refer to as Success-Based Pricing, and related professional services such as consulting, implementation and training services. On-demand revenues also include software services that are sold transactionally; Ellie Mae Network transaction fees paid by lender-investors, service providers, and certain government-sponsored entities participating on the Ellie Mae Network; education and training; and loan product and guideline data and analytics services that are provided under the AllRegs brand. On-premise revenues are generated from customer-hosted software licenses and related professional services and maintenance services. In February 2015, we announced that effective May 1, 2016, we will no longer provide software releases or technical support for the on-premise version of Encompass. We expect that this will decrease the amount of on-premise revenues in 2015 and we do not expect significant on-premise revenues after May 1, 2016.
Our on-demand revenues typically, but not always, track the seasonality of the residential mortgage industry, with increased activity in the second and third quarters and reduced activity in the first and fourth quarters as home buyers tend to purchase their homes during the spring and summer in order to move to a new home before the start of the school year. Mortgage volumes are also impacted by other factors such as interest rate fluctuations, home sale activity, regulatory changes such as TILA-RESPA Integrated Disclosure rule, and general economic conditions, which can lead to departures from the typical seasonal pattern. For example, increases in mortgage interest rates could reduce the volume of new mortgages originated and, in particular, the volume of mortgage refinancings. We currently estimate that approximately 30% to 40% of our revenues have some sensitivity to volume. The base fee portion of success-based SaaS Encompass revenues, subscription revenues, professional services revenues, and revenues from sales of AllRegs services, are not affected by fluctuations in mortgage origination volume.
We are investing aggressively in initiatives that we believe will help us continue to grow our business, improve our products and services, and strengthen our competitive advantage while bringing sustainable long-term value to our customers. During 2014 and in the first nine months of 2015, we increased our investments in our sales and client services capabilities, research and development, and technology infrastructure to support our user additions and overall business growth. These investments include expanding our talent across the organization by hiring additional personnel. To support customers and further differentiate ourselves, we currently anticipate that throughout 2015 we will continue to increase our investment in key areas such as research and development, enterprise sales, services, technical support, security, and data center infrastructure. We currently anticipate that this investment will include development of our next generation Encompass platform, which will be incrementally introduced over the coming quarters and into 2017. The costs associated with this investment decreased our gross margin percentage and increased our operating expenses in the three and nine months of 2015 as compared to the same periods in 2014. We expect that continued investment in key areas will further decrease our gross margin percentage and increase our operating expenses for the remainder of 2015.
In addition to our internal initiatives, our business strategy has evolved to address recent industry trends, including:

•	increased quality standards imposed by regulators, lenders, and investors;

•	increased regulation affecting lenders and investors;

•	greater focus by our customers on operational efficiencies;

•	customers adopting multi-channel strategies; and

•	greater focus by customers and regulators on data security and consumer privacy
We are responding to these trends as follows:
Increased quality standards imposed by regulators, lenders, and investors. Encompass is designed to automate and streamline the process of originating mortgages to, among other things, satisfy increased quality requirements of investors. Relevant features of Encompass include enabling customers’ management to impose processing rules and formats, and providing milestone and process reminders, automated population of forms with accurate data, and accurate and automated transmission of loan files and data from originators to investors and lenders. Our TQL program is designed to further enhance the quality, compliance and saleability of loans that are originated through Encompass. Additionally, TQL is intended to reduce the opportunities for errors in the process of transferring information from originator to investor and to give investors confidence in the accuracy and regulatory compliance of the information that is underlying loan files.
In response to the increased quality standards and compliance mandates affecting the industry, we expect an increased number of mortgage lenders to assess new platform options and replace their legacy systems. We have increased the size of our customer acquisition, implementation, and support teams by approximately 31% from 261 employees at September 30, 2014 to 342 employees on September 30, 2015 in order to address anticipated demand for our software solutions.
Increased regulation affecting lenders and investors. Regulatory reforms have significantly increased the complexity and importance of regulatory compliance. We devote considerable resources to continually upgrading software to help customers address regulatory changes. We offer Encompass Compliance Service, which analyzes mortgage loan data for compliance with consumer protection laws and institutionally mandated compliance policies and alerts users to possible violations of these laws and policies. In addition, we have a staff of attorneys and work with compliance experts who help ensure that documents prepared using our software and the processes recommended by the Encompass workflow comply with applicable rules and regulations. For example, additional tools and product updates were recently required to address the Ability-to-Repay, or ATR, / Qualified Mortgage, or QM, and Federal and State High Cost rules that became effective in January 2014. In addition, we updated certain of our products to comply with the TILA-RESPA Integrated Disclosure rule changes that took effect on October 3, 2015. We believe we are also well-positioned to help our customers meet future Dodd-Frank Act requirements as they are published and become effective.

Greater focus on operational efficiencies. The average total production cost per loan was $5,818 in the second quarter of 20131, $6,932 in the second quarter of 20142, and $6,984 in the second quarter of 20153. We expect costs to continue to be a significant consideration for mortgage originators due to continued increased regulation and heightened quality standards. By automating many of the functions of mortgage origination, we enable our users to comply with regulations and process quality loans more efficiently and effectively. This reduces the cost of originating a loan and lowers the risk of buy back demands from investors resulting from poorly originated or documented loans or loans that fail to comply with applicable regulations. We continually address the changing needs of our customers by developing and enhancing tools to allow for simplified regulatory compliance, increased availability of information, and enhanced system functionality and performance.
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
Greater focus by customers and regulators on data security and consumer privacy. Recent high-profile data security incidents affecting banking institutions and cloud-service software providers have resulted in an increased focus on data security by our customers and our customers’ regulators. We are making significant investments in the security of the Encompass service, as well as our internal systems, processes, and monitoring capabilities to protect our customers’ data and minimize the risk of data security loss. We expect the industry focus on data security to continue to increase, and we anticipate that our investments in data security will increase substantially over time.

________________

1	Mortgage Bankers Association, Independent Mortgage Banker Profits Decreased in the Second Quarter of 2013, August 29, 2013.
2	Mortgage Bankers Association, Independent Mortgage Bankers Profitable in the Second Quarter of 2014, August 26, 2014.
3	Mortgage Bankers Association, Independent Mortgage Bankers' Profits Increase Slightly 2Q15, August 25, 2015.

Acquisition Strategy
Our industry is highly fragmented, and we believe there are strategic opportunities available to acquire competing software companies or software providers that offer mortgage origination functionality that will complement and increase the attractiveness of our solutions. In October 2014, we acquired substantially all the assets of AllRegs, a provider of research and reference, education, documentation, and data and analytics products relating to the mortgage industry. The assets that we acquired from AllRegs will allow us to strengthen our products through product integration and introduce new products related to training, compliance management systems, and loan product eligibility. In October 2015, we acquired substantially all the assets of Mortgage Returns, LLC, a company that provides on-demand CRM, and marketing automation solutions for the mortgage industry. With the acquisition of Mortgage Returns we are responding to the needs of our customers by adding a robust CRM solution for lenders of all sizes. We believe this acquisition enhances our marketing platform and furthers our mission of automating the entire end-to-end mortgage process for our customers. We intend to continue pursuing additional strategic acquisitions.
Operating Metrics
We use certain operational metrics to evaluate our business, determine allocation of our resources, and make decisions regarding corporate strategy. We focus on these metrics to determine our success in leveraging our user base to increase our revenues and to gauge the degree of our market penetration.
These metrics are defined below.
Contracted revenues. Contracted revenues are those revenues that are fixed by the terms of a contract and are not affected by fluctuations in mortgage origination volume. These revenues consist of the base fee portion of success-based SaaS Encompass revenues, monthly per-user subscription SaaS Encompass revenues, professional services revenues, on-premise revenues, revenues from sales of AllRegs services, and subscription revenues paid for products other than Encompass.
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

The following table shows these operating metrics as of and for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues (in thousands):
Total revenues	$68,939	$42,798	$189,070	$114,960
Total contracted revenues	$41,363	$25,820	$109,027	$72,654
Total SaaS Encompass revenues	$41,599	$26,470	$114,093	$70,248
Users at end of period:
Contracted SaaS users	151,350	116,405	151,350	116,405
Active Encompass users	134,888	104,146	134,888	104,146
Active SaaS Encompass users	116,220	78,847	116,220	78,847
Active SaaS Encompass users as a percentage of active Encompass users	86%	76%	86%	76%
Active SaaS Encompass users as a percentage of contracted SaaS Encompass users	77%	68%	77%	68%
Average users during period:
Active Encompass users	132,675	102,249	124,143	97,807
Active SaaS Encompass users	113,286	76,520	102,171	71,041
Active SaaS Encompass users as a percentage of active Encompass users	85%	75%	82%	73%
Revenue per average user during period:
Revenue per average active Encompass user	$520	$419	$1,523	$1,175
SaaS Encompass revenue per average active SaaS Encompass user	$367	$346	$1,117	$989
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
On-demand Revenue
On-demand revenue is generated from company-hosted software subscriptions that customers access through the Internet and from customers that pay fees based on a per closed loan, or success, basis subject to monthly base fees, which we refer to as Success-Based Pricing. Additionally, on-demand revenue is comprised of software services sold transactionally; Ellie Mae Network transaction fees; education and training, loan product and guideline data and analytics services under the AllRegs brand; and professional services which include consulting, implementation, and training services.
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
Sales and Marketing
Our sales and marketing expenses consist primarily of: salaries, benefits, and incentive compensation, including stock-based compensation expense and commissions; allocated facilities costs; expenses for trade shows, public relations, and other promotional and marketing activities; expenses for travel and entertainment; and amortization of acquired intangible assets such as customer relationships. We expect that our sales and marketing expense will continue to increase as we continue to hire additional sales personnel in order to address anticipated demand for our software solutions and as we pursue additional strategic acquisitions. We also intend to increase marketing activities focused on SaaS Encompass, our Ellie Mae Network offerings and our other Encompass services.
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
General and Administrative
Our general and administrative expenses consist primarily of: salaries and benefits, including bonuses and stock-based compensation expense for employees involved in finance, accounting, human resources, administrative, information technology, and legal roles; third-party provider expenses such as general consulting, legal, accounting, and other professional services; and allocated facilities costs. We expect general and administrative expenses to continue to increase in absolute dollars as we hire additional personnel and grant stock-based awards to attract and retain the employees needed to continue to grow our business and as we pursue additional strategic acquisitions.
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

Critical Accounting Policies and Estimates
There have been no material changes during the three and nine months ended September 30, 2015 to our critical accounting policies and estimates previously disclosed in our 2014 Form 10-K.
Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Revenues	$68,939	$42,798	$189,070	$114,960
Cost of revenues(1)	22,441	11,669	60,653	31,563
Gross profit	46,498	31,129	128,417	83,397
Operating expenses:
Sales and marketing(1)	9,082	6,245	27,646	18,791
Research and development(1)	11,138	6,456	28,717	19,348
General and administrative(1)	16,658	9,556	43,109	28,100
Total operating expenses	36,878	22,257	99,472	66,239
Income from operations	9,620	8,872	28,945	17,158
Other income, net	154	134	439	343
Income before income taxes	9,774	9,006	29,384	17,501
Income tax provision	3,552	3,989	11,948	6,978
Net income	$6,222	$5,017	$17,436	$10,523
________
(1) Stock-based compensation included in the above line items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Cost of revenues	$761	$441	$2,189	$1,065
Sales and marketing	783	247	1,973	1,127
Research and development	1,438	1,038	3,961	2,610
General and administrative	3,538	1,326	9,481	5,738
	$6,520	$3,052	$17,604	$10,540

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	32.6	27.3	32.1	27.5
Gross margin	67.4	72.7	67.9	72.5
Operating expenses:
Sales and marketing	13.2	14.6	14.6	16.3
Research and development	16.1	15.1	15.2	16.8
General and administrative	24.2	22.3	22.8	24.4
Total operating expenses	53.5	52.0	52.6	57.5
Income from operations	13.9	20.7	15.3	15.0
Other income, net	0.2	0.3	0.2	0.3
Income before income taxes	14.1	21.0	15.5	15.3
Income tax provision	5.1	9.3	6.3	6.1
Net income	9.0%	11.7%	9.2%	9.2%

Comparison of the Three and Nine Months Ended September 30, 2015 and 2014
Revenue
The following table sets forth our revenue by type for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in thousands)
Revenue by type:
On-demand	$68,019	$41,131	$185,476	$109,373
On-premise	920	1,667	3,594	5,587
Total	$68,939	$42,798	$189,070	$114,960

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue by type:
On-demand	98.7%	96.1%	98.1%	95.1%
On-premise	1.3%	3.9%	1.9%	4.9%
Total	100.0%	100.0%	100.0%	100.0%
Three Months Ended September 30, 2015. Total revenues increased $26.1 million, or 61.1%, for the three months ended September 30, 2015 as compared to the same period of 2014.
On-demand revenues increased by $26.9 million, or 65.4% during the three months ended September 30, 2015, consisting primarily of a $15.1 million increase in SaaS Encompass revenue. The increase in SaaS Encompass revenue resulted partially from a $7.8 million, or 39.0%, increase in base fees due to a 30.0% increase in contracted SaaS Encompass users as of September 30, 2015 compared to the same period in 2014. In addition, SaaS Encompass revenue increased by $7.3 million due to additional closed loan fees, which are assessed for loans closed in excess of base fees under our Success-Based Pricing model. The closed loan fee increases were driven by higher mortgage origination volumes, and resulted in a 6.1% increase in SaaS Encompass revenue per average active SaaS Encompass user. Additional contributors to the growth in on-demand revenue were a $3.3 million increase in revenues from network transactions due to increased network usage of third party Flood, Appraisal, Credit, and Fraud services to process loans, a $4.2 million increase of revenues from AllRegs products and services, a $2.5 million increase in revenues from professional services, driven primarily by implementation and training services provided to new customers and to customers that upgraded from on-premise to SaaS users, and a $1.4 million increase in revenues from other software and services due to an increase in TQL adoption and usage by Encompass users.
On-premise revenues decreased by $0.7 million for the three months ended September 30, 2015 compared to the same period in 2014, primarily due to a decrease in software license and maintenance fees as a number of our on-premise customers converted to SaaS Encompass Success-Based Pricing users. The decrease of on-premise revenues is consistent with our strategy of sun-setting the on-premise version of Encompass by May 1, 2016.
Nine months Ended September 30, 2015. Total revenues increased $74.1 million, or 64.5%, for the nine months ended September 30, 2015 as compared to the same period of 2014.
On-demand revenues increased by $76.1 million, or 69.6% during the nine months ended September 30, 2015, consisting primarily of a $43.8 million increase in SaaS Encompass revenues. The increase in SaaS Encompass revenue resulted partially from a $19.0 million, or 33.6%, increase in base fees due to a 30.0% increase in contracted SaaS Encompass users as of September 30, 2015 compared to the same period in 2014. In addition, SaaS Encompass revenue increased by $24.8 million due to additional closed loan fees, which are assessed for loans closed in excess of base fees under our Success-Based Pricing model. The closed loan fee increases were driven by higher mortgage origination volumes, and resulted in a 12.9% increase in SaaS Encompass revenue per average active SaaS Encompass user. Contributing to the increase in on-demand revenues was a $9.4 million increase in revenues from network transactions due to increased network usage of third party Flood, Appraisal, Credit, and Fraud services to process loans, a $10.3 million increase of revenues from AllRegs products and services, a $5.9 million increase in revenues from professional services driven primarily by training and implementation services provided to new customers and to customers that upgraded from on-premise users to SaaS users, a $4.8 million increase in revenues from other software and services due to an increase in TQL adoption and usage by Encompass users and a $1.3 million increase in revenues from stand-alone Centerwise.
On-premise revenues decreased by $2.0 million for the nine months ended September 30, 2015 compared to the same period of 2014, primarily due to a $2.3 million decrease in software license and maintenance fees as a number of our on-premise customers converted to SaaS Encompass Success-Based Pricing users, offset by $0.3 million in training revenues related to our annual user conference which was held in 2015 but not in 2014.
Gross Profit

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in thousands)
Gross profit	$46,498	$31,129	$128,417	$83,397
Gross margin	67.4%	72.7%	67.9%	72.5%
Gross profit increased by $15.4 million and gross margin percentage decreased by 5.3% during the three months ended September 30, 2015 as compared to the same period in 2014. Revenues increased by $26.1 million and cost of revenues increased by $10.8 million. The decrease in the gross margin percentage was a result of an increase in fixed costs associated with headcount added to our implementation, professional services, and customer support organizations, investments we have made in expanding our data centers, and amortization of intangible assets acquired in business combinations. The increase in costs include a $4.8 million increase in salaries, employee benefits, and stock-based compensation expenses associated with additional headcount for our professional services and customer support organizations in anticipation of continued increasing demand for our software solutions, a $1.0 million increase in expenses related to upgrades to our data centers hardware and technology, a $1.0 million increase in depreciation expense related to internal-use software, a $1.6 million increase in third-party royalty expenses arising from the increased revenues, a $1.1 million increase in outside services to assist in security upgrades, and a $0.7 million increase in amortization expenses related to the intangible assets acquired from AllRegs.
Gross profit increased by $45.0 million and gross margin percentage decreased by 4.6% during the nine months ended September 30, 2015 as compared to the same period in 2014. Revenues increased by $74.1 million and cost of revenues increased by $29.1 million. The decrease in the gross margin percentage was a result of an increase in fixed costs associated with headcount added to our implementation, professional services, and customer support organizations, investments we have made in expanding our data centers, and amortization of intangible assets acquired in business combinations. The increase in cost of revenues was primarily due to a $12.8 million increase in salaries, employee benefits, and stock-based compensation expenses associated with increased headcount in our professional services and customer support organizations in anticipation of continued increasing demand for our software solutions, a $3.2 million increase in expenses related to upgrades to our data centers hardware and technology, a $2.4 million increase in depreciation expense related to internal-use software, a $4.9 million increase in third-party royalty expenses arising from the increased revenues, a $1.8 million increase in outside services to assist in security upgrades, and a $2.2 million increase in amortization expenses related to the intangible assets acquired from AllRegs.
Sales and Marketing

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in thousands)
Sales and marketing	$9,082	$6,245	$27,646	$18,791
Sales and marketing as % of revenues	13.2%	14.6%	14.6%	16.3%
Sales and marketing expenses increased by $2.8 million, or 45.4%, for the three months ended September 30, 2015 as compared to the same period in 2014. Sales and marketing expenses as a percentage of revenues decreased by 1.4%. The increase to the sales and marketing expenses were primarily due to a $1.6 million increase in salaries, employee benefits, and stock-based compensation expenses related to increased headcount as we continue to grow our sales and marketing department in an effort to increase our market share and address anticipated demand for our software solutions and additional headcount from the AllRegs acquisition, and a $0.7 million increase in commissions paid to our sales representatives arising from the increased revenues.
Sales and marketing expenses increased by $8.9 million, or 47.1%, for the nine months ended September 30, 2015 as compared to the same period in 2014. Sales and marketing expenses as a percentage of revenues decreased by 1.7%. The increase to the sales and marketing expenses were primarily due to a $4.4 million increase in salaries, employee benefits, and stock-based compensation expenses related to increased headcount as we continue to grow our sales and marketing department in an effort to increase our market share and address anticipated demand for our software solutions and increased headcount from the AllRegs acquisition, and a $1.8 million increase in commissions paid to our sales representatives arising from the increased revenues. Additionally, marketing expenses increased by $1.2 million as a result of our continued efforts to grow our brand and generate demand for our products.

Research and Development

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in thousands)
Research and development	$11,138	$6,456	$28,717	$19,348
Research and development as % of revenues	16.1%	15.1%	15.2%	16.8%
Research and development expenses increased by $4.7 million, or 72.5%, for the three months ended September 30, 2015 as compared to the same period in 2014. Research and development expenses as a percentage of revenues increased by 1.0%. The increase in research and development expenses was due to a $6.6 million increase in total research and development costs, primarily driven by salaries, employee benefits, and stock-based compensation expenses related to increased headcount as we continue to invest in our products and services and additional headcount from the AllRegs acquisition, offset by a $1.9 million decrease as a result of the capitalization of research and development expenses related to internal-use software and website development projects. Costs associated with the development of internal-use software and website development are capitalized to property and equipment rather than expensed, and amortized over their respective useful lives when the related assets are placed into service.
Research and development expenses increased by $9.3 million, or 48.2%, for the nine months ended September 30, 2015 compared to the same period in 2014. Research and development expenses as a percentage of revenues decreased by 1.6%. The increase in research and development expenses was due to a $16.3 million increase in total research and development costs, primarily driven by salaries, employee benefits, and stock-based compensation expenses related to increased headcount as we continue to invest in our products and services and additional headcount from the AllRegs acquisition, offset by a $7.0 million decrease as a result of the capitalization of research and development expenses related to internal-use software and website development projects. Costs associated with the development of internal-use software and website development are capitalized to property and equipment rather than expensed, and amortized over their respective useful lives when the related assets are placed into service.
General and Administrative

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in thousands)
General and administrative	$16,658	$9,556	$43,109	$28,100
General and administrative as % of revenues	24.2%	22.3%	22.8%	24.4%
General and administrative expenses increased by $7.1 million, or 74.3%, for the three months ended September 30, 2015 as compared to the same period in 2014. General and administrative expenses as a percentage of revenues increased by 1.9%. The increase in general and administrative expenses were primarily due to a $3.1 million increase in salaries and employee benefits related to increased headcount from both hiring and from the AllRegs acquisition, a $2.2 million increase in stock-based compensation expense as a result of the increased headcount, a $0.8 million increase in related to technology expenses due to increased headcount, and a $0.5 million increase in outside services related to system upgrades.
General and administrative expenses increased by $15.0 million, or 53.4%, for the nine months ended September 30, 2015 as compared to the same period in 2014. General and administrative expenses as a percentage of revenues decreased by 1.6%. The increase in general and administrative expenses were primarily due to a $7.4 million increase in salaries and employee benefits related to increased headcount from both hiring and from the AllRegs acquisition, a $3.7 million increase in stock-based compensation expense as a result of the increased headcount, a $1.0 million increase in related to technology expenses due to increased headcount, a $1.0 million increase in professional fees, and a $0.6 million increase in depreciation expense related mainly to our new office headquarters’ fixed assets.
Income Tax Provision
Income tax provision was $3.6 million for the three months ended September 30, 2015, compared to $4.0 million for the three months ended September 30, 2014. The decrease in income tax provision was primarily due to a decrease in the quarterly effective income tax rate from 44.3% for the three months ended September 30, 2014 to 36.3% for the three months ended September 30, 2015.
Income tax provision was $11.9 million for the nine months ended September 30, 2015, compared to $7.0 million for the nine months ended September 30, 2014. The increase in income tax provision was primarily due to an increase in income before income taxes.

Liquidity and Capital Resources
At September 30, 2015, we had cash, cash equivalents, and short-term investments of $110.4 million and long-term investments of $48.9 million. Cash and cash equivalents consist of cash and money market accounts. Both short and long-term investments consist of corporate notes and obligations, certificates of deposit, municipal obligations, U.S. government and government agency obligations.
We believe that our existing cash, cash equivalents, and short-term investments will be sufficient to fund capital expenditures, operating expenses and other cash requirements for at least the next 12 months. We may enter into acquisitions in the future, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
The following table sets forth our statement of cash flows data for the periods presented:

	Nine Months Ended September 30,		Net
	2015	2014	Change
	(in thousands)
Net cash provided by operating activities	$64,536	$24,780	$39,756
Net cash used in investing activities	(40,778)	(26,036)	(14,742)
Net cash provided by financing activities	1,903	11,653	(9,750)
Net increase in cash and cash equivalents	$25,661	$10,397	$15,264
Operating Activities
Cash provided by operating activities increased by $39.8 million from $24.8 million for the nine months ended September 30, 2014 to $64.5 million for the nine months ended September 30, 2015. In the condensed consolidated statements of cash flows, cash provided by operating activities is presented as net income adjusted for non-cash items and changes in operating assets and liabilities. Net income increased by $6.9 million for the nine months ended September 30, 2015 as compared to the same period in 2014. The net contribution of non-cash items to cash provided by operating activities increased by $23.9 million for the nine months ended September 30, 2015 as compared to the same period in 2014. The net contribution of changes in operating assets and liabilities to cash provided by operating activities increased by $8.9 million for the nine months ended September 30, 2015 as compared to the same period in 2014.
The $23.9 million increase in the net contribution of non-cash items to cash provided by operating activities was primarily due to a $7.1 million increase in stock-based compensation expense due to increased headcount, a $2.1 million increase in amortization of intangible assets as a result of the acquisition of AllRegs, a $10.0 million increase in deferred income taxes, a $3.4 million increase in depreciation from data center equipment, internal-use software, leasehold improvements, and furniture and fixtures placed into service, and a $1.5 million decrease in excess tax benefits from stock-based compensation.
Changes in operating assets and liabilities resulted in a net increase of $8.9 million to cash provided by operating activities for the nine months ended September 30, 2015 as compared to the same period in 2014. Our net accounts receivable balance fluctuates from period to period, depending on the amount and timing of sales and billing activity, our customers’ payment method, and cash collections. The change in prepaid expenses and other current assets was primarily due to the timing of payments for computer software licenses and marketing events. The change in accounts payable and accrued and other liabilities was due to the timing of additional liabilities and payments in general, and does not reflect any significant change in the nature of accrued liabilities. The increase in deferred revenue is primarily the result of continued sales of publishing subscriptions following the acquisition of AllRegs as well as an increase in sales of professional services, offset by a decrease in undelivered software maintenance as more customers adopt our SaaS platform which does not include the sale of stand-alone maintenance.
Investing Activities
Our primary investing activities have consisted of purchases and maturities of investments, purchases of property and equipment (including costs incurred to develop internal-use software), and payments for acquisitions (including holdback payments). Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations and the timing of our software development projects subject to capitalization. We plan to continue to increase investments in hardware and software to support our growth and corporate infrastructure, and we intend to continue pursuing strategic acquisitions.
Cash used in investing activities of $40.8 million for the nine months ended September 30, 2015 were primarily the result of $20.7 million for purchases of property, including capital improvements to our new corporate headquarters, investments to bolster our infrastructure and enhance our system capacity, reliability, and security and $20.7 million costs incurred to develop internal-use software and website applications, including the development of our next generation Encompass platform. In addition, we received $0.5 million from net maturities of investments.

Cash used in investing activities of $26.0 million for the nine months ended September 30, 2014 was the result of $8.3 million costs incurred to develop internal-use software and website applications, including investments to bolster our infrastructure and enhance our system capacity, reliability, and security and costs to develop our next generation Encompass platform, $6.7 million in net purchases of investments, $4.5 million for purchases of property and equipment, $4.5 million cash paid for the acquisition of MortgageCEO, and the final $2.0 million in scheduled payments of the holdback from the acquisition of Del Mar Datatrac, Inc.
Financing Activities
Financing activities have consisted primarily of cash provided from the exercise of stock options and purchases under the employee stock purchase plan and excess tax benefits from stock-based compensation, reduced by the payments related to capital lease obligations, repurchases of common stock and tax payments related to shares withheld for vested restricted stock units, or RSUs. In May 2014, our board of directors approved a stock repurchase program under which we are authorized to repurchase up to $75.0 million of our common stock over a 36-month period, $66.2 million of which remains available as of September 30, 2015. Under the program, purchases may be made from time to time on the open market, and will be funded from available working capital.
Cash provided by financing activities of $1.9 million for the nine months ended September 30, 2015 consisted primarily of $12.8 million in proceeds from the exercise of stock options and $3.8 million in excess tax benefits from stock-based compensation, offset by $8.8 million in common stock repurchases, payments on capital leases of $2.9 million and tax payments of $3.0 million related to shares withheld for vested RSUs.
Cash provided by financing activities of $11.7 million for the nine months ended September 30, 2014 consisted primarily of $8.0 million in proceeds from the exercise of stock options and $5.3 million in excess tax benefits from stock-based compensation, offset by payments on capital leases of $1.0 million and $0.7 million related to shares withheld for vested RSUs.
Off Balance Sheet Arrangements
As of September 30, 2015, we had no off-balance sheet arrangements and operating leases were the only financing arrangements not reported on our condensed consolidated financial statements.
Contractual Obligations
At September 30, 2015, our contractual payment obligations are as follows:

	Payment due by period (as of September 30, 2015)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Acquisition holdback, net of discounts	$522	$522	$—	$—	$—
Capital lease obligations	5,032	855	4,177	—	—
Operating lease obligations	44,526	162	14,279	9,678	20,407
Purchase obligations	9,253	4,629	4,624	—
Total	$59,333	$6,168	$23,080	$9,678	$20,407
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
ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We believe that there have been no significant changes in our market risk exposures for the three and nine months ended September 30, 2015, as compared with those discussed in our 2014 Form 10-K.

ITEM 4—CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
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

PART II—OTHER INFORMATION
ITEM 1—LEGAL PROCEEDINGS
For a description of the material legal proceedings, please see Note 9 of the Notes to Condensed Consolidated Financial Statements.

ITEM 1A.	RISK FACTORS
You should carefully consider the risks described below and the other information in this report. If any of the following risks materialize, our business could be materially harmed, and our financial condition and results of operations could be materially and adversely affected. The risks described below are not the only ones facing us. Additional risks not currently known to us or that we currently believe are immaterial may also impair our business, results of operations, financial condition, and liquidity.
The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding other statements in this Quarterly Report on Form 10-Q. The following information should be read in conjunction with the condensed consolidated financial statements and related notes in Part I, Item 1, “Financial Statements” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.
Because of the following factors, as well as other factors affecting the Company’s financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.
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
Moreover, we have experienced and may in the future continue to experience temporary system interruptions, either to the Ellie Mae Network or to SaaS Encompass hosting locations, for a variety of reasons, including network failures, power failures, software errors, problems with Encompass and other third-party firmware updates, as well as an overwhelming number of Ellie Mae Network participants and Encompass users trying to access our network during periods of strong demand. Since our customers use our service for important aspects of their business, any errors, defects, disruptions in service or other performance problems could result in negative publicity, damage our reputation and brand, reduce our revenue, increase our operating expenses, negatively impact our ability to run our business, hinder our ability to enroll new customers, and cause us to lose current customers, all of which could substantially harm our business and operating results.
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

Our success will depend, to a large extent, on the willingness of mortgage lenders to continue to accept the SaaS model for delivering software applications that they view as critical to the success of their business. Our success will substantially depend on our ability to convince enterprises using on-premise enterprise software solutions to invest significant personnel and financial resources to migrate to our SaaS offering. It is difficult to predict customer adoption rates and demand for our services, the future growth rate and size of the SaaS market or the entry of competitive applications. The growth of the SaaS market depends on a number of factors, including the cost, performance, and perceived value associated with SaaS offerings, as well as the ability of SaaS companies to address security and privacy concerns. If other SaaS providers experience security incidents, loss of customer data, disruptions in delivery or other problems, the market for SaaS applications as a whole, including our own products and services, may be negatively affected. If there is a reduction in demand for SaaS caused by technological challenges, weakening economic conditions, security or privacy concerns, competing technologies, and products, decreases in corporate spending or otherwise, it could result in decreased revenues and our business could be adversely affected.
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
We must also convince a variety of potential Ellie Mae Network participants, including mortgage lenders, originators, settlement service providers, and mega lenders, of the benefits of electronic origination and network participation as compared to traditional mortgage origination methods including paper, facsimile, courier, mail, and email.
We cannot guarantee that our Ellie Mae Network and other service offerings will achieve market acceptance. In the event these efforts are not successful, our business and growth prospects would be adversely affected.
Our failure to protect the confidential information of our Encompass users, our Ellie Mae Network participants, and their respective customers could damage our reputation and brand and substantially harm our business.
Certain confidential information relating to our Encompass users, our Ellie Mae Network participants and their respective customers resides on our third-party hosted data center servers and is transmitted over our network. We rely on encryption as well as authentication technology licensed from third parties to effect secure transmission of confidential information over public networks, including personal information and credit card numbers. These security measures may be breached as a result of third-party action, including intentional misconduct by computer hackers, service provider error, malfeasance or otherwise. Customer data or our confidential information may be lost as a result of employee error or malfeasance. Our servers may also be vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems, which could result in someone obtaining unauthorized access to our customers’ data or our data, including our intellectual property and other confidential business information, or our IT systems. Because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. The possession and use of personal information in conducting our business subject us to legislative and regulatory burdens that may require notification to customers in the event of a security breach, restrict our use of personal information and hinder our ability to acquire new customers or market to existing customers.
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
Mortgage lending volume has been significantly higher during the first nine months of 2015 than in 2014 but may decrease in the remainder of 2015 and future years, which would materially adversely affect our business. Factors that adversely impact mortgage lending volumes include increasing mortgage interest rates, reduced consumer and investor demand for mortgages, more stringent underwriting guidelines, decreased liquidity in the secondary mortgage market, high levels of unemployment, high levels of consumer debt, lower consumer confidence, changes in tax and other regulatory policies, the number of existing mortgages eligible for refinancing and other macroeconomic factors.
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
Part of our business strategy is to target larger mortgage lenders that handle greater volumes of loans. As we target more of our sales efforts at larger customers, we could face greater costs, longer sales cycles, and less predictability in completing some of our sales. In this market, the customer’s decision to use our products and services may be an enterprise-wide decision and, if so, this type of sale could require us to provide greater levels of education regarding the use and benefits of our products and services. In addition, larger customers may demand more customization, implementation services and features. As a result of these factors, these sales opportunities may require us to devote greater sales support and professional services resources to individual customers, driving up costs and time required to complete sales and diverting our own sales and professional services resources to a smaller number of larger transactions, while potentially requiring us to delay revenue recognition on some of these transactions until the technical or implementation requirements have been met.
Supporting our existing and growing customer base could strain our personnel resources, and if we are unable to scale our operations and increase productivity, we may not be able to successfully implement our business plan.
We continue to experience significant growth in our customer base, which has placed a strain on our management and administrative, operational, and financial infrastructure. Additional investments in our implementation capabilities and research and development and general and administrative spending will be required to scale our operations and increase productivity, address the needs of our customers, further develop and enhance our products and services, and scale with the overall growth of our company.
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
Our strategy of growing our business has placed and may continue to place significant demands on our management and our administrative, operational, and financial infrastructure. As our operations grow in size, scope, and complexity, we will need to improve and upgrade our systems, products, and infrastructure, including our data centers and financial reporting systems. These upgrades and improvements are necessary in order to offer an increasing number of customers enhanced solutions, features, and functionality and to ensure continued adequate controls over financial reporting.
In addition, the expansion of our systems and infrastructure and improvements to our products will require us to commit substantial financial, operational, and technical resources in advance of any anticipated increase in the volume of business, with no assurance that the volume of business or our revenues will actually increase. For example, during 2015, we are increasing our investment in research and development, enterprise sales, services, technical support, security, and our data center infrastructure, including in connection with the development of our next generation Encompass platform. We have invested and continue to invest significant resources to develop and acquire technology related to internal-use software and our software products that is capitalized to property and equipment or intangible assets and treated as an asset on our balance sheet. We may not successfully launch this new technology, or the launch of such technology may result in disruptions to our business operations. Also, changes to any of our implementation strategies could result in the impairment of software-related assets, and our future operating results could be materially adversely affected if we were required to write down the carrying value of capitalized software development. Continued growth could also strain our ability to maintain reliable service levels for our customers, develop and improve our operational, financial, and management controls, enhance our reporting systems and procedures, and recruit, train and retain highly skilled personnel.
Managing our growth will require significant expenditures and allocation of valuable management resources. We have been aggressively hiring talent in all areas of our business, which has significantly increased our expenses. If we fail to achieve the necessary level of efficiency in our organization as it grows, our business would be harmed. We periodically upgrade and/or replace various software systems to support our growth, including our new enterprise resource planning, or ERP, system. Unanticipated problems impacting the implementation of these systems could significantly increase the expenditures and resources allocated to them, divert the attention of management and harm our business. If the implementations of new applications are delayed, or if we encounter unforeseen problem with our new systems or in migrating away from our existing applications and systems, our operations, and our ability to manage our business could be negatively impacted.

In addition, we continue to identify and evaluate opportunities to expand through acquisitions. Merger and acquisition activities are subject to a number of risks, including financial, operational, and integration risks. Growth through acquisition requires careful due diligence, evaluation of risks, and protections of future operations and financial conditions. Actual results may differ from our expectations and could have a material adverse effect on our financial condition and results of operations. Growth through acquisition also often involves the negotiation and execution of extensive merger agreements. Such agreements may give rise to litigation, constrain us in certain ways, or expose us to other risks beyond our normal operating risks.
Integrating future acquisitions could disrupt our business, harm our financial condition and operating results or dilute or adversely affect the price of our common stock.
Our success will depend in part on our ability to expand our solutions and services and to grow our business in response to changing technologies, customer demands, and competitive pressures. In some circumstances, we may pursue growth through the acquisition of complementary businesses, solutions or technologies rather than through internal development. For example, in October 2015, we acquired substantially all the assets of Mortgage Returns, LLC, a company that provides on-demand CRM, and marketing automation solutions for the mortgage industry. In October 2014, we acquired substantially all the assets of Mortgage Resource Center, Inc., dba AllRegs, a provider of research and reference, education, documentation, and data and analytics products relating to the mortgage industry. In January 2014, we acquired substantially all the assets of ARG Interactive, LLC, dba MortgageCEO, a SaaS company specializing in customer relationship management and marketing solutions for the residential mortgage industry.
The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to complete acquisitions successfully. Moreover, if such acquisitions require us to seek additional debt or equity financing, we may not be able to obtain such financing on terms favorable to us or at all. Acquisitions and investments involve numerous risks which may have a negative impact on our results of operations, including:

•	write-offs of acquired assets or investments;

•	potential financial and credit risks associated with acquired customers;

•	unknown liabilities associated with the acquired businesses;

•	unanticipated expenses related to acquired technology and its integration into existing technology;

•	limitations to our ability to recognize revenue from acquired deferred revenue;

•	depreciation and amortization of amounts related to acquired intangible assets, fixed assets, and deferred compensation; and

•	adverse tax consequences of any such acquisitions.
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
We are subject to the risks of current and future legal proceedings, which could have a material adverse effect on our business, financial condition, results of operations, and future prospects.
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
If we agree to settle these matters or judgments are secured against us, we may incur charges which may have a material and adverse impact on our business, financial conditions, results of operations, and future prospects.
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
Changes to existing laws or regulations or adoption of new laws or regulations relating to the residential mortgage industry could require us to incur significant costs to update our products and services. Our Encompass Compliance Service analyzes mortgage loan data for compliance with consumer protection laws and institutionally mandated compliance policies and must continually be updated to incorporate changes to such laws and policies. The Dodd-Frank Act has caused and will continue to cause us to make similar updates to Encompass, Encompass Product and Pricing Service, Encompass Docs Solution, TQL, and the Ellie Mae Network to address, among other things, regulations that protect consumers against unfair, deceptive, and abusive practices by lenders. For example, additional tools and product updates were required to address the Ability-to-Repay, or ATR, / Qualified Mortgage, or QM, and Federal and State High Cost rules that became effective in January 2014. In addition, we have updated certain products to comply with the TILA-RESPA Integrated Disclosure rule changes and the 2013 Loan Originator Rule under the Truth in Lending Act (Regulation Z) (TILA-RESPA Amendments) that became effective October 3, 2015. The final rule amending Regulation C to implement amendments to the Home Mortgage Disclosure Act (HMDA) made by section 1094 of the Dodd-Frank Act is expected to be released in late 2015. The final "Qualified Residential Mortgage" rule implements the risk retention requirements in the Dodd-Frank Act and will be effective in December 2015. These additions and updates have caused us to incur significant expense, and future updates will likely similarly cause us to incur significant expense. In addition, if our products and services fail to address relevant laws and regulations, we may be subject to claims by our customers that we breached the warranty provisions in our customer contracts. Such claims could result in substantial costs and we could incur judgments or enter into settlements of claims that may have a material adverse effect on our business.
Potential structural changes in the U.S. residential mortgage industry, in particular plans to diminish the role of Fannie Mae and Freddie Mac, could disrupt the residential mortgage market and have a material adverse effect on our business.
Fannie Mae and Freddie Mac play a very important role in providing liquidity, stability, and affordability in the current U.S. residential mortgage market. In particular, they participate in the secondary mortgage market by purchasing mortgage loans and mortgage-related securities for investment and by issuing guaranteed mortgage-related securities. In February 2011, the Obama administration delivered a report to Congress which proposed the winding down of Fannie Mae and Freddie Mac and shrinking the federal government’s role in the housing market. This proposal includes the withdrawal of government guarantees currently available for certain residential loans and increasing the down payment requirements for borrowers, both of which could reduce mortgage lending volume. In February 2012, the Federal Housing Finance Agency sent Congress a strategic plan to wind down Fannie Mae and Freddie Mac over the next several years. This proposal includes building a new infrastructure for the secondary mortgage market, continuing to shrink Fannie Mae’s and Freddie Mac’s operations by eliminating the direct funding of mortgages and shifting mortgage credit risk to private investors and maintaining foreclosure prevention activities and credit availability. In August 2012, the U.S. Department of the Treasury announced it would require Fannie Mae and Freddie Mac to reduce their investment portfolios more quickly, at an annual rate of 15% versus the previous rate of 10%. In June 2013, the U.S. Senate introduced a bill to wind down Fannie Mae and Freddie Mac over five years. This legislation would replace Fannie Mae and Freddie Mac with a new Federal Mortgage Insurance Corporation that would continue to guarantee mortgages, but only after private capital absorbs the first 10% of any losses. In July 2013, the U.S. House of Representatives also unveiled draft legislation to similarly wind down Fannie Mae and Freddie Mac over a five year period. In 2014, four Fannie Mae and Freddie Mac reform measures were active in Congress: the Senate’s Johnson-Crapo and Corker-Warner, and the House’s PATH Act and HOME Forward Act. In 2015, two Fannie Mae and Freddie Mac reform measures are active in Congress: the Partnership to Strengthen Homeownership Act of 2015 and the Mortgage Finance Act of 2015. The Federal Housing Finance Agency released in March 2015 its report on progress with the 2014 Strategic Plan for Fannie Mae and Freddie Mac Conservatorships. The effects of these proposals, the passage of any of these bills into law or any significant structural change to the U.S. residential mortgage industry may cause significant disruption to the residential mortgage market. If we are unable to react effectively and quickly to changes in the residential mortgage industry, our business could be harmed.

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
We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, technical, finance, creative, and sales and marketing personnel. Moreover, we believe that our future success is highly dependent on the contributions of our named executive officers. All of our officers and other employees are at-will employees, which means they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. In addition, the loss of any key employees or the inability to attract or retain qualified personnel could delay the development and introduction of, and harm our ability to sell, our solutions and harm the market’s perception of us. Competition for qualified personnel is particularly intense in the San Francisco Bay Area, where our headquarters are located. Qualified individuals are in high demand, and we may incur significant costs to attract them. We may be unable to attract and retain suitably qualified individuals who are capable of meeting our growing sales, operational and managerial requirements, or may be required to pay increased compensation in order to do so. If we are unable to attract and retain the qualified personnel we need to succeed, our business will suffer.
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
We only offer our Encompass services to Encompass users. There are many other service providers that offer our Encompass users competing services, including borrower-facing websites, document preparation services, compliance services, and EDM. We may be unsuccessful in continuing to differentiate our Encompass service offerings to the extent necessary to effectively compete in some or all of these markets.
The Ellie Mae Network is only available to mortgage originators using Encompass. The principal alternative to the use of the Ellie Mae Network by Encompass users remains traditional methods of exchanging data and documents among mortgage industry participants by email, facsimile, phone, courier, and mail. In addition, mortgage originators may use standalone web browsers to go individually to each investor, lender or service provider’s website and then manually upload loan data or enter information into the website. Mortgage originators may continue to use these methods due to habit, personal business relationships or otherwise. The success of the Ellie Mae Network depends on our ability to achieve and offer access to both the critical mass of investors, lenders, and service providers necessary to attract and retain mortgage originators using Encompass on the Ellie Mae Network and the critical mass of active mortgage originators necessary to attract and retain investors, lenders, and service providers on our network.
Some of our actual and potential competitors have longer operating histories and significantly greater financial, technical, marketing, and other resources than we do and, as a result, these companies may be able to respond more quickly to changes in regulations, new technologies or customer demands, or devote greater resources to the development, promotion, and sale of their software and services than we can. In addition, we may face increased competition as a result of continuing industry consolidation, such as: Altisource Portfolio Solutions SA’s acquisition of Mortgage Builder Software, Inc. in July 2014; Accenture PLC’s acquisition of Mortgage Cadence LLC in August 2013; DH Corporation’s acquisitions of Harland Financial Solutions in August 2013, Mortgagebot LLC in April 2011 and Avista Solutions, Inc. in May 2012; Optimal Blue, Inc.’s acquisition of LoanSifter, Inc. in December 2013 and Fidelity National Financial, Inc.’s acquisition of Lender Processing Services, Inc. in January 2014. We expect the mortgage origination market to continue to attract new competitors and there can be no assurance that we will be able to compete successfully against current or future competitors or that competitive pressures we face will not materially adversely affect our business.
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
We must continue to enhance the features and functionality of Encompass, other Encompass services, and the Ellie Mae Network. The effective performance, reliability, and availability of Encompass, Encompass services, and the Ellie Mae Network infrastructure are critical to our reputation and our ability to attract and retain Encompass users and Ellie Mae Network participants. If we do not continue to make investments in product development and, as a result, or due to other reasons, fail to attract new and retain existing mortgage originators, lenders, investors and service providers, we may lose existing Ellie Mae Network participants, which could significantly decrease the value of the Ellie Mae Network to all participants and materially adversely affect our business.
Failure to adequately protect our intellectual property could harm our business.
The protection of our intellectual property rights, including our proprietary Encompass software and Ellie Mae Network technology, is crucial to the success of our business. We rely on a combination of patent, copyright, trademark, and trade secret law and contractual restrictions to protect our intellectual property. Our present and future patents may provide only limited protection for our technology and may not be sufficient to provide competitive advantage to us. Furthermore, we cannot guarantee any patents will be issued to us as a result of our patent applications. We also rely in part on confidentiality and invention assignment agreements with our employees, independent contractors and consultants. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our Ellie Mae Network and Encompass features and functionality or obtain and use information that we consider proprietary. Enforcing our proprietary rights is difficult and may not always be effective.
We have registered “Ellie Mae,” “Encompass,” “Mortgage Returns,” and “AllRegs” and certain of our other trademarks as trademarks in the United States. Competitors may adopt service names similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the terms Ellie Mae, Encompass or our other trademarks.
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
If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could result in a loss of investor confidence in our financial reports, significant expenses to remediate any internal control deficiencies, and ultimately have an adverse effect on the market price of our common stock.
As a publicly-traded company, we are subject to compliance with, among other regulations, Section 404 of the Sarbanes-Oxley Act of 2002, or SOX, which requires that we test our internal control over financial reporting and disclosure controls and procedures. Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our compliance with SOX requires that we incur substantial expense and expend significant management time on compliance-related issues. If we fail to achieve and maintain an effective internal control environment, we could suffer material misstatements in our financial statements and fail to meet our reporting obligations, which would likely cause investors to lose confidence in our reported financial information. This could harm our operating results and lead to a decline in our stock price. Additionally, ineffective internal control over financial reporting could expose us to increased risk of fraud or misuse of corporate assets and subject us to potential delisting from the New York Stock Exchange, regulatory investigations, civil or criminal sanctions, and class action litigation.
As a third-party technology service provider of mission-critical products and services to many financial institutions that are regulated by one or more member agencies of the Federal Financial Institutions Examination Council, or FFIEC, we are subject to an IT examination by the member agencies of the FFIEC. As a result, the FFIEC conducts recurring IT Examinations in order to identify existing or potential risks associated with our operations that could adversely affect the financial institutions to whom we provide products and services, evaluate our risk management systems and controls, and determine our compliance with applicable laws that affect the products and services we provide to financial institutions. In addition to examining areas such as our management of technology, data integrity, information confidentiality, and service availability, the reviews also assess our financial stability. In June 2014 the FDIC, a member agency of the FFIEC, completed its IT examination, and found that, while the services we provide to our client banks are satisfactory, several matters required further attention, some of which were repeat findings and recommendations from the FDIC’s 2012 examination. Although management has developed a plan for addressing these matters, we cannot be assured that the plan will satisfy the FDIC or applicable law. A sufficiently unfavorable review from the FFIEC in the future could have a material adverse effect on our business and financial condition.
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

Our business is subject to the risks of earthquakes, fires, floods, and other natural catastrophic events and to interruption by man-made problems such as terrorism.
Our systems and operations are vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, and similar events. For example, a significant natural disaster, such as an earthquake, fire or flood, could have a material adverse impact on our business, operating results and financial condition, and our insurance coverage may be insufficient to compensate us for losses that may occur. Our corporate offices and one of the facilities we lease to house our computer and telecommunications equipment are located in the San Francisco Bay Area, a region known for seismic activity. In addition, acts of terrorism, which may be targeted at metropolitan areas with higher population density than rural areas, could cause disruptions in our or our customers’ businesses or the economy as a whole. We may not have sufficient protection or recovery plans in certain circumstances, such as natural disasters affecting the San Francisco Bay Area, and our business interruption insurance may be insufficient to compensate us for losses that may occur.
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
Our board of directors previously approved a stock repurchase program under which we are authorized to repurchase up to $75.0 million of our common stock over a 36-month period, $66.2 million of which remains available as of September 30, 2015. Such stock repurchases may be limited, suspended, or terminated at any time without prior notice. There can be no assurance that we will repurchase additional shares of our common stock under our stock repurchase program or that any future repurchases will have a positive impact on the trading price of our common stock or earnings per share. Important factors that could cause us to limit, suspend or terminate our stock repurchase program include, among others, unfavorable market conditions, the trading price of our common stock, the nature of other investment or strategic opportunities presented to us from time to time, the rate of dilution of our equity compensation programs, the availability of adequate funds, and our ability to make appropriate, timely, and beneficial decisions as to when, how, and whether to purchase shares under the stock repurchase program. If we limit, suspend or terminate our stock repurchase program, our stock price may be negatively affected.
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

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as the term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of our common stock during the three months ended September 30, 2015:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number	Approximate
			of Shares	Dollar Value or
	Total		Purchased as	Shares that May
	Number of	Average	Part of Publicly	Yet be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs (1)
July 1, 2015 to July 31, 2015	—	$—	—	$66,170,208
August 1, 2015 to August 31, 2015	—	$—	—	$66,170,208
September 1, 2015 to September 30, 2015	—	$—	—	$66,170,208
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

ELLIE MAE, INC.

Date:	November 5, 2015	By:	/s/ Edgar A. Luce
Edgar A. Luce
Executive Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized signatory)