Form 10-K
period 2015-12-31
ELLIE MAE INC
filed 2016-02-25
CIK 1122388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K
_____________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,706,035,000 (based on the last reported sale price of $69.79 on June 30, 2015).
29,662,535 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding as of February 23, 2016.

Documents Incorporated by Reference
Portions of the registrant’s Proxy Statement for the registrant’s 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The registrant intends to file the Proxy Statement within 120 days of the registrant’s fiscal year ended December 31, 2015.

Ellie Mae, Inc.
Form 10-K
For the Year Ended December 31, 2015

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. These statements relate to future events or our future financial performance. Forward-looking statements may include words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or other wording indicating future results or expectations. Forward-looking statements are subject to risks and uncertainties, and actual events or results may differ materially. Factors that could cause our actual results to differ materially include, but are not limited to, those discussed under “Risk Factors” in this report. We also face risks and uncertainties relating to our business including: outages and other system interruptions in our hosted Encompass software or the Ellie Mae Network service and any related impact on our reputation; our ability to protect the confidential information of our Encompass users, Ellie Mae Network participants and their respective customers; fluctuations in mortgage lending volume; the volume of mortgages originated by our Encompass users; the impact of changes in mortgage interest rates; changes in mortgage originator, lender, investor or service provider behavior and any related impact on the residential mortgage industry; our ability to accurately forecast revenues and appropriately plan our expenses; the number of Encompass users, including contracted SaaS Encompass users; the effectiveness of our marketing and sales efforts to attract new and retain existing SaaS Encompass users and Ellie Mae Network participants; transaction volume on the Ellie Mae Network; the level of demand for our Encompass Docs Solution, our Encompass Product and Pricing Service, and other services we offer; the level of adoption of our Total Quality Loan, or TQL, program; our ability to enhance the features and functionality of our Encompass software and the Ellie Mae Network including the development and successful deployment of our next generation Encompass platform; the timing of the introduction and acceptance of new Ellie Mae Network offerings and new on-demand services; customer renewal and upgrade rates; the increased time, cost, and complexity that may be required to successfully target larger customers; our ability to scale our operations and increase productivity to support our existing and growing customer base; our ability to successfully manage our growth and any future acquisitions of businesses, solutions or technologies; the risk that the anticipated benefits and growth prospects expected from our recent acquisitions may not be fully realized or may take longer to realize than expected; the timing of future acquisitions of businesses, solutions or technologies, and new product launches; the impact of uncertain domestic and worldwide economic conditions, including the resulting effect on residential mortgage volumes; changes in government regulation affecting mortgage lending, Ellie Mae Network participants or our services, and potential structural changes in the U.S. residential mortgage industry; the attraction and retention of qualified employees and key personnel; our ability to compete effectively in a highly competitive market and adapt to technological changes; our ability to successfully incorporate changes in consumer protection laws and other laws relating to mortgage lending into our products and services so that our customers remain compliant with such laws, including Encompass and our Encompass Compliance Service; our ability to protect our intellectual property, including our proprietary Encompass software; costs associated with defending intellectual property infringement and other claims and our ability to maintain effective internal controls and the risk of natural and man-made catastrophic interruptions to our business. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that arises after the date of this report, or to conform such statements to actual results or changes in our expectations.
In this report, references to “Ellie Mae,” “the Company,” “we,” “our” or “us” refer to Ellie Mae, Inc. together with its subsidiaries, unless the context requires otherwise.
PART I

ITEM 1.	BUSINESS
Our Company
We are a leading provider of innovative on-demand software solutions and services for the residential mortgage industry in the United States. Our Encompass all-in-one mortgage management solution provides one system of record that allows banks, credit unions, and mortgage lenders to originate and fund mortgages and improve compliance, loan quality, and efficiency. At December 31, 2015, approximately 136,000 mortgage professionals used Encompass for their mortgage management solution.
Our Encompass software is an all-in-one, comprehensive enterprise solution that handles most of the functions involved in running the business of originating mortgages including: customer relationship management; loan processing; underwriting; preparation of mortgage applications, disclosure agreements, and closing documents; funding and closing the loan for the borrower; compliance with regulatory and investor requirements and overall enterprise management that provides one system of record for loans. Delivery of our Encompass software in an on-demand Software-as-a-Service, or SaaS, environment provides customers with the added benefits of lower up front implementation costs and reduced need for an infrastructure of servers, storage and network devices as well as the staff needed to support the infrastructure. Moreover, SaaS Encompass provides access to the most current version of software, including periodic upgrades and regulatory updates. We also host the Ellie Mae Network, a proprietary electronic platform that allows Encompass users to conduct electronic business transactions with investors and service providers they work with in order to process and fund loans.
For mortgage originators, Encompass is a comprehensive mortgage management system that handles key business and management functions involved in running a residential mortgage origination business. Mortgage originators use Encompass as a single tool for loan processing, marketing, and customer communication and to interact electronically with lenders, investors, and service providers over the Ellie Mae Network. We also offer Encompass users a variety of other on-demand software services, including: Encompass CenterWise, a bundled offering of electronic document management, or EDM, and websites used for customer relationship management such as Encompass WebCenter and Encompass TPO WebCenter; Encompass Compliance Service, which automatically checks for compliance with federal, state, and local regulations throughout the origination process; Encompass Docs Solution, which automatically prepares the disclosure and closing documents necessary to fund a mortgage; Encompass CRM, currently operated under our Mortgage Returns brand, which offers a suite of sales and marketing tools for managing contacts, leads and marketing campaigns; Encompass Product and Pricing Service, which allows Encompass users to compare loans offered by different lenders and investors to determine appropriate mortgage programs available to a particular borrower; Encompass Flood Service, which allows Encompass users to order and transfer flood zone certifications; Encompass Consumer Direct, a web-based tool that allows borrowers to complete a loan application online; Total Quality Loan, or TQL, which offers the following suite: Encompass Fraud Service, which enables fraud detection, valuation, validation, and risk analysis services using streamlined workflows and processing rules; Encompass 4506-T, a tax transcript service which provide income verification capability to our customers; and Encompass Appraisal Service, a service for ordering and managing appraisals; and content and services under our AllRegs brand, which include research and reference, education, documentation, and data and analytics products relating to the mortgage industry.
For the lenders, investors and service providers on the Ellie Mae Network, we provide electronic connectivity that allows them to do business with mortgage origination professionals using Encompass.
Mortgage originators pay for SaaS Encompass in one of two models: recurring monthly subscription fees or monthly fees based on the number of licensed users and mortgages funded, which we refer to as Success Based Pricing. Our additional services are paid on a subscription or transaction basis. Lenders and service providers participating in the Ellie Mae Network also pay us fees, generally on a per transaction basis, for transactions processed through the Ellie Mae Network from Encompass users.
Under the AllRegs brand, our research and reference products include single and multifamily underwriting & insuring guidelines as well as libraries of federal and state laws and regulations, and we are the exclusive electronic publisher of Fannie Mae’s and Freddie Mac’s Single and Multi-Family Seller/Servicer Guides and The Federal Home Loan Bank’s Mortgage Partnership Finance, or MPF Program Guidelines. Our educational division, AllRegs Academy, offers courses related to the mortgage industry, including self-paced training, instructor-led online courses, webinars or live classroom training, and certified continuing education classes for state licensed mortgage originators. In addition, through the AllRegs brand, we offer documentation and learning management solutions to facilitate our customers’ mortgage lending compliance, as well as data and analytics services relating to investor loan products.
Corporate Information
Founded in 1997 as a California corporation, Ellie Mae was reincorporated as a Delaware corporation in November 2009 and completed its initial public offering of its common stock in April 2011. Our mailing address and executive offices are located at 4420 Rosewood Drive, Suite 500, Pleasanton, California 94588 and our telephone number at that address is (925) 227-7000. We are subject to the information and periodic reporting requirements of the Securities Exchange Act of 1934, or Exchange Act, and, in accordance therewith, file periodic reports, proxy statements, and other information with the Securities and Exchange Commission, or SEC. Such periodic reports, proxy statements, and other information are available for inspection and copying at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549 or may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website at http://www.sec.gov that contains reports, proxy statements, and other information regarding issuers that file electronically with the SEC. We also post on the Investor Relations page of our Website, www.elliemae.com, a link to our filings with the SEC, our Corporate Governance Guidelines, and Code of Business Conduct and Ethics, which applies to all directors and all our employees, and the charters of our Audit, Compensation and Nominating, and Corporate Governance committees of our board of directors. Our filings with the SEC are posted on our Website and are available free of charge as soon as reasonably practical after they are filed electronically with the SEC. Please note that information contained on our Web site is not incorporated by reference in, or considered to be a part of, this report. You can also obtain copies of these documents free of charge by writing to us at: Corporate Secretary, Ellie Mae, Inc., 4420 Rosewood Drive, Suite 500, Pleasanton, CA 94588, or emailing us at: ir@elliemae.com.

Mortgage Industry Overview
Overview of Mortgage Origination Market
Mortgage originators typically advise borrowers, process loan files, collect, and verify the property and borrower data upon which lending decisions are based and, in the majority of cases, fund and close mortgage loans. According to NMLS, which is the sole system of licensure for mortgage companies for 58 state agencies and the sole system of licensure for mortgage originators for 59 state and territorial agencies, there were approximately 531,195 state licensed or federally registered individuals and 25,929 licensed companies or federal institutions engaged in originating residential mortgages across the United States at September 30, 2015.1 Mortgage originators typically fall into one of three categories: mega lenders, other mortgage lenders, and mortgage brokerages.

•
Mega Lenders. Mega lenders are large commercial banks that have both a retail channel in which they work directly with borrowers to originate loans and a wholesale channel in which they buy loans originated by other mortgage originators, such as mortgage banks, smaller lenders, credit unions and mortgage brokerages.

•
Mortgage Lenders. Mortgage lenders other than mega lenders include non-depository mortgage banks, commercial banks, thrifts, and credit unions. These companies source and fund loans and generally sell most of these funded loans to mega lenders or other investors.

•
Mortgage Brokerages. Mortgage brokerages are independent sales companies that originate loans for multiple mortgage lenders. They process and submit loan files to mortgage lenders or mega lenders that, in turn, fund the loans.

Based on estimates provided by the Mortgage Bankers Association, there were $1.5 trillion, $1.3 trillion, $1.8 trillion, $2.0 trillion, and $1.4 trillion2 in loans originated for 1- to 4-family homes during the years ended December 31, 2015, 2014, 2013, 2012, and 2011, respectively.
Based on information provided by Inside Mortgage Finance, 35.9% of mortgages originated nationwide during the nine months ended September 30, 2015 were funded directly through the retail channels of mega lenders and the remaining 64.1% were funded through other wholesale channels, mortgage lenders, and brokerages.3 For the years ended 2014 and 2013, this split was 36.4% / 63.6%4 and 39.0% / 61.0%,5 respectively.
The Mortgage Origination Process
Originating a residential mortgage involves multiple parties and requires a complex series of data-laden transactions that must be handled accurately under tight time constraints. By the time a mortgage has been funded, the typical loan package contains over one thousand pages of documents that come from over a dozen different entities, usually operating on disparate technology systems and databases. Traditionally, much of the data used to prepare these documents has been gathered manually, rather than electronically, with documents exchanged among the many participants by facsimile, courier or mail. The entire process results in significant duplicative efforts, time delays, errors, costs, and redundant paper documentation, and often exposes borrower data to potential privacy and security breaches.

________________

1	NMLS, Mortgage Industry Report (2015 Quarter 3), Released December 21, 2015.
2	Mortgage Bankers Association, MBA Quarterly Origination Estimates as of January 21, 2016. Copyright 2016.
3	Inside Mortgage Finance, November 25, 2015, Top Retail Originators: 9M2015, Copyright 2015.
4	Inside Mortgage Finance, February 26, 2015, Top Retail Originators: 12M2014, Copyright 2015.
5	Inside Mortgage Finance, February 28, 2014, Top Retail Originators: 12M2013, Copyright 2014.

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

In addition to the challenges involved in processing loans, mortgage originators must satisfy a multitude of federal, state and local regulations, and address basic business needs, including marketing, sales, product fulfillment, customer support, reporting, and general management functions. Historically, most mortgage originators have operated their businesses using separate task-specific software applications that were interconnected, if at all, through customized integrations. This often resulted in constraints on effective collaboration among operating departments, limited ability to monitor the business comprehensively, increased risk of error due to inconsistent data, failure to incorporate current regulations into work flows, inadequate security and control over the process, and expensive technical integration and maintenance costs.
Recent Mortgage Industry Trends and Developments
The residential mortgage industry continues to evolve and undergo significant changes. There are five major trends that are currently impacting the residential mortgage industry.
Increased Regulation Affecting Lenders and Investors
Many regulatory reforms have been introduced or proposed in recent years to ensure meaningful disclosures by lenders to borrowers, increased transparency and objectivity of settlement services, and greater accountability of lenders and mortgage originators. Many of the significant changes in regulations were issued in 2014 and 2015, including material changes to:

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

•
both Regulation X of RESPA and Regulation Z of TILA, in which the Dodd-Frank Act directs the CFPB to issue proposed rules and forms that combine certain disclosures that consumers receive in connection with applying for and closing on a mortgage loan. In response, the CFPB issued the TILA-RESPA Integrated Disclosure or Know

Before You Owe (TRID or KYBO) rule with an effective date for mortgage applications taken on or after October 3, 2015. In addition to combining the existing disclosure requirements and implementing new requirements in the Dodd-Frank Act, the final KYBO rule provides extensive guidance regarding compliance with those requirements.

•
section 15G of the Exchange Act (15. U.S.C. 78o-11), as added by the Dodd-Frank Act, with an effective date for applications taken on or after December 24, 2015, in which the Federal Reserve Board, the SEC, and the Department of Housing and Urban Development implement credit risk retention requirements for asset-backed securities. The final rule generally requires securitizers in both public and private securitization transactions to retain not less than 5% of the credit risk of the assets collateralizing any asset-backed security issuance. The final rule includes a variety of exemptions from these requirements, including an exemption for federal government sponsored residential mortgages and asset-backed securities that are collateralized exclusively by residential mortgages that qualify as “qualified residential mortgages." The final rule’s definition of "qualified residential mortgage" is the same as the definition of “qualified mortgage” under the CFPB’s ability-to-repay rules.

•
Regulation C to implement amendments to the Home Mortgage Disclosure Act, or HMDA, published in the Federal Register October 28, 2015, in which the Dodd-Frank Act directs the CFPB to add several new reporting requirements and to clarify several existing requirements to HMDA. The CFPB is also proposing changes to institutional and transactional coverage under Regulation C.

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
Greater Focus on Operational Efficiencies
The average total production cost per loan was $6,368 in the third quarter of 2013,1 $6,769 in the third quarter of 2014,2 and $7,080 in the third quarter of 2015.3 We expect costs to continue to be a significant consideration for mortgage originators due to continued increased regulation and heightened quality standards. As a result, mortgage originators have sought to increase their efficiency and reduce fixed expenses, leading them to explore technology solutions to automate their business processes as well as methods to avoid or reduce expenses that are not tied to revenue generating activities.
Customers Adopting Multi-Channel Strategies
Customers are developing multi-channel strategies beyond a single retail, correspondent or wholesale mortgage lending channel in order to grow their businesses. The requirements of these different channels vary and in order to maintain a single operating system, customers must use a robust system with customizable functionality.

____________

1	Mortgage Bankers Association, Independent Mortgage Banker Profits Fell in the Third Quarter of 2013, December 4, 2013.
2	Mortgage Bankers Association, Independent Mortgage Bankers Profits Drop Slightly Despite Higher Volume in the Third Quarter of 2014, December 4, 2014.
3	Mortgage Bankers Association, Independent Mortgage Bank Profits in 3rd Quarter 2015 Down from Previous Quarter- Up on Year-over-Year Basis, December 8, 2015.

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
Our Strategy
Our mission is to be the industry standard platform for residential mortgage origination in the United States. Key elements of our strategy include:
Increase the number of Encompass users.    We continue to focus our marketing, sales and product development efforts to increase the number of mortgage lenders, commercial banks, thrifts, and credit unions using Encompass and our additional services. Mortgage lenders typically require software with comprehensive functionality to meet their various needs and generally order most of the settlement and other services available on the Ellie Mae Network in the process of funding loans. We continue to grow our sales department as we expect an increased number of mortgage lenders to assess new platform options and replace their legacy systems in response to the increased quality standards and compliance mandates affecting the industry. We will continue to focus our efforts on all segments, including the largest, or enterprise segment, of the lending industry.
Encompass as Software-as-a-Service (SaaS).    Our strategy is to sell Encompass as an on-demand offering, in contrast to our legacy on-premise license model, for which we will no longer provide software releases or technical support beginning in May 2016. With our Encompass on-demand offering, or SaaS Encompass, the customer does not pay the significant up-front licensing fee associated with our on-premise license software but rather pays recurring monthly subscription fees or monthly fees based on the number of licensed users and mortgages funded, which we refer to as Success Based Pricing. We believe the Success Based Pricing model is particularly attractive in the present residential mortgage origination market as it aligns customers’ payments for our software solutions with their own receipts of revenues. This business model also increases the efficiency of our sales and marketing efforts by allowing us to sell multiple products and services, including our SaaS version of Encompass, Encompass CenterWise, Encompass Docs Solution, Encompass Compliance Service, Encompass Product and Pricing Service, and Encompass CRM, to our mortgage lender customers in a single sales effort.
Sell additional products and services to Encompass users.    By utilizing our comprehensive suite of bundled products and services, customers avoid the risk and effort of cobbling together two or more solutions from our competing vendors. To the extent users do not subscribe to our bundled offering, we intend to encourage use of more of the Encompass services we currently offer, such as document preparation, EDM, compliance services, product and pricing services, fraud services, income tax verification services, flood services, appraisal services, website hosting and customer relationship management. As our customers opt for supplemental on-demand software and services, we generate additional revenues. These are services the lender uses to originate loans and by encouraging our customers to use these through the Encompass platform we can help offer the lender greater efficiency and cost savings and continue to drive additional revenue per user. We also intend to develop additional products and services to sell to our Encompass users.
Expand the use of the Ellie Mae Network.    The Ellie Mae Network provides mortgage originators electronic access to many of the investors and mega lenders, and most of the service providers, that they need to interact with in order to process and fund loans. These transactions include electronic ordering of credit reports, appraisal services, title and flood reports and accessing the automatic underwriting systems of Fannie Mae and Freddie Mac. We will continue to encourage providers of settlement services to deliver these services electronically through the Ellie Mae Network, and we will continue to encourage adoption of these services by our customers. By integrating and expanding our current and new services, we aim to provide our customers a more comprehensive solution.
Sell enhanced Ellie Mae Network offerings to investors, lenders, and service providers.    We intend to continue to add functionality and services to the Ellie Mae Network so investors, lenders, and service providers can more effectively do business with mortgage originators using Encompass. We introduced our TQL program in 2011 and continue to work to add more of our lender and investor customers to this program. Investors and lenders can populate mortgage originators’ Encompass software with specific compliance, underwriting, and documentation requirements for loans prior to delivery in order to screen loans for quality and regulatory compliance.
Acquisitions.    Our industry is highly fragmented, and we believe there are strategic opportunities available to acquire software companies that offer mortgage origination functionality that will complement and increase the attractiveness of our solutions. For example, in October 2015, we acquired substantially all the assets of Mortgage Returns, LLC, or Mortgage Returns, a provider of on-demand customer relationship management and marketing automation solutions for mortgage lenders. In October 2014, we acquired substantially all the assets of Mortgage Resource Center, Inc., dba AllRegs, a provider of research and reference, education, documentation, and data and analytics products relating to the mortgage industry. The assets that we acquired from AllRegs allow us to strengthen our products through product integration and introduce new products related to training, compliance management systems, and loan product eligibility.

Investment in our Business.    We are investing aggressively in initiatives that we believe will help us continue to grow our business, improve our products and services, and strengthen our competitive advantage while bringing sustainable, long-term value to our customers. During 2015, we increased our investments in our sales and client services capabilities, research and development, data security, and technology infrastructure to support our user additions and overall business growth. These investments include expanding our talent across the organization by hiring additional personnel. To support customers and further differentiate ourselves, we currently anticipate that throughout 2016 we will continue to increase our investment in key areas such as research and development, enterprise sales, services, technical support, data security, and data center infrastructure. This investment will include development of our next generation Encompass platform, which we expect to be incrementally introduced over the coming quarters and throughout 2017. The costs associated with these investments may increase our cost of revenues and operating expenses as a percentage of our revenues in 2016 and beyond.
Products and Services
Encompass
Encompass is our proprietary, comprehensive mortgage management software solution that combines loan origination and enterprise management software for mortgage originators into an all-in-one system, and also provides seamless access to the investors, lenders, and service providers on the Ellie Mae Network. Encompass helps users structure and streamline their mortgage origination process and facilitates collaboration among internal departments of a mortgage origination company. It supports efficiency in gathering, reviewing, and verifying mortgage related data and in producing accurate documentation. It also enables enforcement of rules and business practices designed to ensure loan quality, adherence to processing standards, and regulatory compliance.
Encompass provides the following features and benefits:

Feature	Benefits
Customer Acquisition and Relationship Management	•	Sales and marketing tools to help acquire and grow new business and pre-qualify prospective borrowers, while also allowing users to manage contacts, leads, and marketing campaigns.
	•	Integration to custom branded websites to help attract new borrowers and create new loans through an online application that flows directly into the Encompass loan pipeline.
•
Integration to a self-service portal where borrowers can research and apply for a loan online. Automatic lead follow-up and customer retention through campaign management capabilities that allow design and execution of multi-step marketing campaigns.

	•	Pre-qualification tools to start loan applications, access integrated pricing engines and easily find appropriate loan products and prices for a borrower.
	•	Automatic status updates posted to a branded website to keep customers and their real estate and other designated agents informed throughout the loan process.
	•	Tools used to track the effectiveness of marketing and relationship building activities.

Processing	•	Configurable pipeline, forms and workflow enable faster loan processing, reduced errors and more efficient business operations.
	•	Support for multiple business channels using configurable workflows.
	•	“Alert” management allows focus on urgent and relevant issues.
	•	Collaboration tools keep stakeholders informed and reduce the need to manually notify other employees, partners and borrowers.
	•	Seamless access to EDM simplifies document handling and increases data security.

Risk Management and Business Reporting	•	Centralization of all business data and electronic images.
	•	Built-in rules and safeguards to set and enforce business practices.
	•	Management dashboards highlighting key performance indicators.
	•	Predefined reports provide out-of-the-box intelligence and can be modified with a custom report writer.

Feature	Benefits
Connectivity, Personalization and Integration	•	Seamless and secure connections to thousands of service providers and investors on the Ellie Mae Network.
	•	Workflow management to define customer-specific business processes.
	•	User-defined experience through a personalized homepage.
	•	Integration with third-party applications through a software development kit to leverage existing technology investments.

Underwriting	•	Ability to collaborate with all origination team members and respond effectively to underwriting requests and track underwriting conditions.
	•	Ability to communicate loan conditions, request and receive mortgage documents and track conditions and documents in a single system.
	•	Access to electronic copies of borrower documents within the loan file and compare them with actual loan data to reduce risk of data inconsistencies.

Secondary Marketing and Trade Management	•	Ability to manage lock requests and accurately track buy-side and sell-side pricing.
	•	Ability to allocate loans that qualify for trades, track progress and capture key trade details.
	•	Ability to receive deadline-notification alerts to help avoid late-delivery fees.

Closing and Funding	•	Ability to enter closing data, perform audits and order closing documents all within a single loan file.
	•	Automatic population of closing data on funding worksheets, helping to reduce errors and enable faster funding.

Post-Closing, Shipping and Delivery	•	Comprehensive tracking, fulfillment and shipping of loan package.
	•	Tools to manage interim servicing before selling loans to investors.

Advanced Customization and Business Rule Management	•	Enterprise-level functionality for higher level security, more granular control of processes and flexible customization of the software.
	•	Comprehensive control over workflow, business rules, processes and user groups.
Mortgage originators subscribe to SaaS Encompass, an on-demand solution that we host and which the customer accesses through the Internet. Mortgage originators using SaaS Encompass pay monthly per-user subscription fees or fees based on their monthly loan volume, either separately or as a bundled package, subject to monthly base fees. This Success Based Pricing model also includes our Encompass Docs Solution and Encompass Compliance Service. Historically, we offered an on-premise version of Encompass. However, effective May 1, 2016, we will no longer provide software releases or technical support for the on-premise version of Encompass.
Encompass Solutions and Services
Additional solutions offered within our on-demand platform include the Ellie Mae Total Quality Loan Program, Encompass CenterWise, Encompass TPO WebCenter, Encompass Docs Solution, Encompass Compliance Service, Encompass Product and Pricing Service, Encompass 4506-T Service, Encompass Appraisal Service, Encompass Flood Service, Encompass Fraud Service, Encompass Consumer Direct, and Encompass CRM.
Ellie Mae Total Quality Loan Program: The Ellie Mae Total Quality Loan Program, or TQL, is a centralized platform of services within Encompass that facilitates improved consistency, efficiency, and loan quality. TQL enables the ordering of multiple necessary services, such as compliance, income verification, fraud checks, collateral risk, and flood certification, from one tool. Through the creation of reports and dashboards, TQL also enables lenders to monitor and optimize efficiency and loan quality, thus optimizing profitability. If selling mortgages to investors, TQL also aligns the ordered services with those required by the specific investor to help expedite the sales process for both lender and investor.
Encompass CenterWise: Encompass CenterWise is a bundled offering of Encompass WebCenter and Encompass Electronic

Document Management (EDM).
Encompass WebCenter. Encompass WebCenter provides the ability to create and customize professional websites for lender headquarters, branches, and/or loan officers. Encompass WebCenter helps facilitate the interaction of Encompass users with borrowers, allowing prospective borrowers to initiate loan applications online. If an application is initiated online, it is fed into the loan originator’s Encompass loan processing pipeline. Encompass WebCenter provides borrowers and their real estate agents real-time 24/7 loan status updates.
Encompass Electronic Document Management. Encompass EDM gives Encompass users the ability to go paperless and receive, store and manage documents, as well as deliver any documents electronically and securely to borrowers, real estate agents, lenders, and settlement service providers. Encompass EDM creates virtual loan folders, or eFolders, containing all documents involved in the loan process including those generated by the Encompass software, documents received electronically and paper documents that are digitized using facsimile, document recognition, and scanner technology. Encompass EDM gives borrowers the option to eSign or wet sign disclosures. Once a loan is funded, our servers retain the virtual loan folder for long-term storage and compliance.
Encompass TPO WebCenter: Encompass TPO WebCenter is a web-based extension of Encompass that enables loan level interaction between a third-party originator, or TPO, and a lender. Encompass TPO WebCenter provides a secure, synchronized web-based environment for the TPO to upload loan files and supporting documentation directly to the Encompass software used by the lender. As the lender confirms locks, changes milestones, and adds conditions, the TPO sees what is happening in real-time through the Encompass TPO WebCenter, eliminating back and forth emails and faxes.
Encompass Docs Solution: Encompass Docs Solution is an integrated, comprehensive initial disclosure, and closing document preparation solution that electronically generates the dozens of documents a borrower must receive and sign prior to the funding of a loan. Unlike other third-party document preparation services, mortgage originators using Encompass Docs Solution do not have to move loan data from their loan origination system to a separate closing system. The data, calculations, and compliance tests are all within Encompass. As a result, Encompass Docs Solution increases the accuracy and efficiency of the document preparation to closing process.
Encompass Compliance Service: Encompass Compliance Service analyzes mortgage loan data for compliance with consumer protection laws and institutionally mandated compliance policies. Encompass Compliance Service can automatically run loan file checks multiple times during processing, underwriting, closing or funding a loan to check against a comprehensive set of federal and state laws and regulations. Quick analysis and review capabilities help identify compliance problems or incorrect data. Encompass Compliance Service is integrated with Encompass but can be used with other loan origination software as well.
Encompass Product and Pricing Service: Encompass Product and Pricing Service allows Encompass users to automatically compare qualified loan products with current pricing and easily pinpoint the best program for a borrower. Key features such as the ability to view historical and worst case pricing, investor guidelines and bulletins, and to review detailed product summaries all enhance the user’s efficiency in selecting the best program. Seamless two-way workflow sends information directly from the loan file to the product and pricing engine and adjustment information directly back into Encompass, incorporating loan officer compensation compliance rules into loan pricing.
Encompass 4506-T Service: Encompass 4506-T Service, which we license from a third party, is an integrated income verification solution that allows users to electronically order tax return data from the Internal Revenue Service, quickly receive reports back, and compare and validate the income stated on the loan application with the borrower’s actual tax returns.
Encompass Appraisal Service: Encompass Appraisal Service, which we license from a third party, enables Encompass users to seamlessly order, track, and retrieve appraisal reports from within Encompass. Users can manage their own panel of independent appraisers or work with one of our integrated appraisal management companies.
Encompass Flood Service: Encompass Flood Service, which we license from a third party, allows Encompass users to order and transfer basic and life-of-loan flood zone determination electronically. Documentation and data are stored automatically for review and investor delivery.
Encompass Fraud Service: Encompass Fraud Service, which we license from a third party, allows Encompass users to order collateral and non-collateral based fraud risk reports from within Encompass. Documentation received back is automatically stored for review with alerts that highlight specific areas of concern as well as recommended next steps for investigating and curing.
Encompass CRM: Encompass CRM, which we acquired in connection with our recent Mortgage Returns acquisition, includes a suite of sales and marketing tools that allows users to manage contacts, leads and marketing campaigns. It also provides reporting and controls for marketing and sales efforts. We plan to introduce functionality and expand the capabilities of Encompass CRM over time.

Encompass Consumer Direct: Encompass Consumer Direct, is a storefront for mortgage originators, providing a self-service model for borrowers. Prospective borrowers will have around the clock access to individualized rates, be able to request more information or be able to complete a guided, interactive mortgage application. Lenders receive fully complete, quality mortgage applications directly in Encompass with a high likelihood of closing. Encompass Consumer Direct keeps borrowers informed throughout the loan process of the loan status, and provides a secure portal for sending and receiving documentation.
The Ellie Mae Network
A key component of our SaaS version of Encompass is the Ellie Mae Network, which enables mortgage originators to choose from, and connect to, a broad array of investors, mega lenders, and third-party service providers essential to the processing and funding of loans. Key functions of the Ellie Mae Network include the following:

•
Mortgage originators can electronically and securely submit loan files to the investors and mega lenders to whom they intend to sell them, in order to have the loans underwritten and priced and to have loan rates locked.

•	Mortgage originators can electronically order settlement services, including credit, title, appraisal, flood, compliance, mortgage insurance, fraud detection, and other reports.

•
Investors, mega lenders, and settlement service providers can gain instant electronic access to a large number of mortgage originators, potentially increasing their revenue opportunities and lowering their marketing, loan processing, and customer support costs.

•	Investors, mega lenders, and service providers can access electronic and real-time marketing and quality enforcement services that facilitate business interactions with mortgage originators.
Investors, mega lenders, and service providers enter into contracts with us that allow their proprietary operating systems to inter-operate with the Ellie Mae Network. Investors and service providers generally pay us fees on a per transaction basis when the mortgage originator orders these services through the Ellie Mae Network. The table below describes some of the services that mortgage originators may order during the mortgage origination process.

Type	Description
Credit Report	A report verifying a loan applicant’s credit standing to statistically predict the likelihood of the applicant repaying future debts.

Product Eligibility and Pricing Engine	A service that allows a mortgage originator to compare loans offered by different lenders and investors to determine the best product and price available to a particular borrower.

Automated Underwriting	A service provided by Fannie Mae and Freddie Mac that analyzes and determines whether a loan meets their acquisition requirements.

Data Transmission to and from Lenders and Investors	Mortgage originators transmit data for loan underwriting, pricing, and registration prior to delivery of the loan package to the lender.

Appraisal Report	An estimate of the value of the property securing the mortgage conducted by a licensed appraiser and used by the lender to determine whether the loan is adequately collateralized.

Title Report; Insurance
A report ordered on the property to examine public records to ensure that no one except the seller or borrower has a valid claim on the property and to disclose past and current facts regarding ownership of and liens on the property; title insurance protects the insured against any loss caused by defect of title to the property.

Flood Certification	A report that determines whether the property is located in a flood hazard area based on federal flood regulations and whether the lender or investor will require flood insurance on the property.

Compliance Review	A service that reviews a loan file to confirm whether a loan complies with federal, state, and local regulations.

Fraud Detection	A service that searches through a number of data fields on a loan application, identifies inaccurate or inconsistent data or suspicious circumstances, and delivers a fraud filter score report.

Document Preparation	A service that automates the process of preparing the legal documents required for closing a loan.

Mortgage Insurance	Insurance that protects mortgage lenders against loss in the event of default by the borrower, which can allow lenders to originate loans with lower down payments.

Income, Identity and Employment Verifications
Services that automate the verification of each of a borrower’s income, identity, and employment through a variety of sources, including the Internal Revenue Service, Social Security Administration, and other third parties.

AllRegs
Our AllRegs product line can be classified into five categories as follows.
AllRegs Education: Through AllRegs Education, we offer courses related to the mortgage industry. Customers can choose from a variety of delivery options, including self-paced training, instructor-led online courses, webinars, or live classroom training. Our courses allow our customers to meet continuing education requirements for state-licensed mortgage loan originators, as well as certification programs for mortgage industry professionals.
AllRegs Policy and Procedure Manuals: We help organizations of all sizes author, publish, and maintain policy manuals, procedure templates, and lending handbooks.
AllRegs Professional Services: We offer documentation services that allow our customers to manage internal mortgage lending compliance. We also offer management of our customers’ document and guideline publishing with private label branding. Additionally, we provide custom training solutions as well as a robust learning and content management tool.
Data & Analytics: We track and make available information regarding investor loan products from many different mortgage investors. Our product AllRegs Market Clarity® enables mortgage originators to search across these numerous loan products, allowing them to select appropriate loan programs for their borrowers.
Research & Reference: We offer access to a comprehensive online database consisting of thousands of government and conventional lending guidelines and forms, as well as federal and state laws and regulations. We also provide access to federal disclosures and forms and state compliance resources including pending legislation and email updates, and we are the exclusive electronic publisher of Fannie Mae’s and Freddie Mac’s Single and Multi-Family Seller/Servicer Guides and the Federal Home Loan Bank’s MPF Program Guidelines.

Sales, Marketing and Customer Support
Our sales force consists of four distinct teams who are deployed across the country in Sales Development, New Account Acquisition, Solution Engineering, and Account Management. These teams manage our customer accounts and focus on continuing to expand our customer base. They encourage adoption of the Ellie Mae Network and our other services, manage new product introductions, and cross sell solutions added to our portfolio as a result of acquisitions.
To build brand awareness and generate sales leads, we conduct direct marketing campaigns, web-based workshops, public relations campaigns, and media advertising. We attend and sponsor many mortgage and banking industry conferences and provide education and promote at the Ellie Mae annual user conference.
Our implementation and support teams promote best practice implementations to allow customers to support their preferred work flows and integrate with other critical systems while improving productivity and ensuring that they remain compliant. Our support and training teams offer live and online technical support and product training. Our product training catalog includes a variety of training programs including product certification programs, in-field custom seminars for larger groups of customers, live or recorded on-line webinars to assist customers in conducting a mortgage business in general and in using our products in particular, and in-product and training videos to allow training on demand.
Technology
Our technology infrastructure supports all of our on-demand products and services.
Data Centers and Network Access
Our primary data centers are hosted by a leading SOC 1/SSAE-16 Type II certified provider of hosting services in Santa Clara, California and Chicago, Illinois. Applications we provide will run actively in either of these two sites at any time. During 2014 and 2015, we upgraded our computing infrastructure to an integrated “converged” design, which minimizes compatibility issues between servers, storage systems, and network devices. We also augmented the infrastructure with significant additional capacity to meet business growth requirements, as well as to increase availability, scalability, and cost efficiency to deliver on our product roadmap and service quality. We will continue to add servers and storage capacity during 2016 and beyond.
The data centers host the SaaS version of Encompass, the Ellie Mae Network and the other Encompass solutions and services. The data centers are designed with fault tolerance protection for all layers of the platform and infrastructure, including routers, switches, load balancers, and firewalls, as well as web and application services and backend database connections. In the event of a complete site failure, such as may occur in the event of a regional natural disaster, all of the services in a site can be recovered to the other site as a part of our disaster recovery plan.
In 2015, we acquired substantially all of the assets of Mortgage Returns, which operates a data center hosted by a leading SOC 1 certified provider in St. Louis, Missouri. Currently, our Encompass CRM application operates out of this site. During 2015, a substantial investment was made to upgrade the networking and storage solutions utilized by Mortgage Returns. This effort significantly increased overall capacity and performance to meet increased demand for Mortgage Returns’ services. In 2016, we plan to continue to invest in the data center infrastructure supporting our Encompass CRM application
Network Security
All sensitive data transmitted over public networks is encrypted using industry standard encryption protocols in order to protect sensitive data against third-party disclosure in transit. Servers and network components are secured with access control mechanisms and protected by hardened firewalls, virus protection, and intrusion prevention/detection systems. Security services are monitored and updated in order to address emerging vulnerabilities. Even with our current security monitoring and detection systems, we cannot guarantee that our security measures will prevent security breaches. We are committing significant resources to protect against and remedy any potential security breaches and their consequences and intend to keep doing so in the future. New threats and vulnerabilities are identified frequently and there are often time lags before our vendors deploy mitigations. In 2015 we made substantial investment in our network security infrastructure, including headcount and third party tools and systems. In 2016 and beyond we will continue to make substantial investments in our network security infrastructure to protect the confidentiality of the information stored in our data centers.
Research and Development
We devote substantial resources to enhance the features and functionality of our offerings as well as developing new products and services. We are developing the next generation Encompass platform, mobile applications, and other products, and we are investing in the Encompass Consumer Direct solution to better equip our customers to deploy customized borrower-facing websites.
Our research and development expenses totaled $40.5 million, $28.2 million, and $24.7 million in 2015, 2014, and 2013,

respectively.
Intellectual Property
Our success depends in large part on our proprietary products and technology for which we seek protection from a combination of patent, copyright, trademark, and trade secret laws and other agreements with employees and third parties. We require our officers, employees, and consultants to enter into standard agreements containing provisions requiring the confidentiality of proprietary information and assignment to us of all inventions made during the course of their employment or consulting relationship. We also enter into nondisclosure agreements with our commercial counterparties and limit access to, and distribution of, our confidential information.
We are committed to developing and protecting our intellectual property and, where appropriate, file patent applications to protect our technology. We currently hold eleven United States, or U.S., patents, with five patent applications pending. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims. The term of any issued patent in the United States is generally 20 years from its filing date and if our applications are pending for a long time period, we may have a correspondingly shorter term for any patent that may issue. Our existing patents expire between 2020 and 2030. Our present and future patents may provide only limited protection for our technology and may not be sufficient to provide competitive advantages to us. Third parties may infringe or misappropriate our proprietary rights. Competitors may also independently develop technologies that are substantially equivalent or superior to the technology we offer in our products and services.
We hold a number of registered and unregistered trademarks, service names and domain names that are used in our business in the United States.
Competition
The mortgage origination software market is highly competitive. There are many software providers catering to mortgage brokerages and mortgage lenders. Our current principal software competitors include: Byte Software Inc., a subsidiary of CBCInnovis; Calyx Technology, Inc.; DH Corporation; LendingQB, Mortgage Builder Software, Inc., a subsidiary of Altisource Portfolio Solutions SA; Mortgage Cadence, which is owned by Accenture PLC; Wipro Gallagher Solutions, which is owned by Wipro, Ltd. and LoanSphere Empower and LoanSphere LendingSpace, which are owned by Black Knight Financial Services, LLC, a subsidiary of Fidelity National Financial, Inc. Some of these software providers, including Calyx Technology, Inc. and Black Knight Financial Services, LLC, also provide connectivity between their software users and lenders and service providers.
Competition with Software Providers
We compete against software providers based on our ability to provide:

•
a comprehensive, integrated software solution that provides all business-critical functions including customer acquisition, loan processing, task management, communication with borrowers and other mortgage origination participants, reporting, regulatory compliance, and general enterprise management;

•	solutions that create efficiencies in gathering, reviewing, and verifying mortgage-related data and producing accurate documentation;

•	on-demand solutions that reduce the need for IT infrastructure and overhead while providing the ability to update capabilities and adopt new regulations in a timely manner;

•	customizable business rules to automate processes, promote accountability, and enforce business practices that help assure loan quality and regulatory compliance;

•
a database architecture designed to reduce data errors and facilitate collaboration among departments within a mortgage origination company and comprehensive monitoring of the business of the entire enterprise;

•	attractive pricing options, such as our Success Based Pricing model, allowing customers to time payments to cash flow;

•	an integrated network to submit loan files electronically and securely to lenders and electronically order all of the services necessary to originate a loan;

•	a solution that is secure and maintains the confidentiality of our customers’ data; and

•	a solution that is reliable with minimal planned and unplanned downtime.

Competition with Service Providers
With the exception of our Encompass Compliance Service, we only offer our other Encompass software services to Encompass users. There are many other service providers that also offer our Encompass users competing software services, including:
Borrower-facing Websites. We compete against providers of borrower-facing websites for mortgage originators, including: a la mode, inc.; D+H Corporation, and Mortgage Internet Technologies, Inc. (dba vLender.Com).
Document Preparation Services. We compete against document preparation service providers, including: DigitalDocs, Inc.; DocMagic Inc.; LenderLive Network, Inc.; MRG Document Technologies; Mortgage Banking Systems, Inc. (dba ProClose), owned by LogicEase Solutions Inc.; and Wolters Kluwer Financial Services, Inc.
Compliance Services. We compete against compliance software service providers, including: Interthinx, Inc., a subsidiary of First American Financial Corporation; ComplianceEase, a division of LogicEase Solutions Inc.; and Wolters Kluwer Financial Services, Inc.
Product and Pricing Services. We compete against product and pricing service providers, including: Insight Lending Solutions, Inc.; Mortech, Inc., a Zillow business; LoanLogics formerly NYLX, Inc.; and Optimal Blue, LLC.
Electronic Document Management. We compete against electronic document management providers, including: Encomia LP; SigniaDocs, Inc.; VirPack Corporation; and Xerox Mortgage Services, Inc.
We compete against these providers not only based on the quality of the service we offer, but also on the integration of each specific service provided within Encompass’s overall workflow. We believe that the integration of the services with Encompass enhances mortgage originators’ control over the mortgage origination process and reduces errors and costs through the seamless exchange of data across applications and services.
Competition Regarding the Ellie Mae Network
The Ellie Mae Network is only available to mortgage originators using Encompass. The principal competition to the use of the Ellie Mae Network remains traditional methods of exchanging data and documents among mortgage industry participants by email, facsimile, phone, courier, and mail. In addition, competition comes from mortgage originators using a standalone web browser to go individually to each investor, lender, or service provider’s website and then manually upload loan data or enter information into the website. Mortgage originators may continue to use these methods due to habit, personal business relationships or for other reasons, despite the disadvantages of duplicative efforts, time delays, errors and costs, redundant paper documentation, and potential privacy and security breaches.
Lenders and service providers, including those who participate on the Ellie Mae Network, can and do connect with mortgage originators that are not Encompass users in a variety of ways, including through other networks between mortgage originators and lenders and service providers such as Black Knight Financial Services, LLC, a subsidiary of Fidelity National Financial, Inc.
We compete with respect to the Ellie Mae Network based on offering mortgage originators accessibility to a critical mass of investors, lenders, and service providers, and enabling mortgage originators to transact all aspects of the mortgage origination process over the network. In addition, we compete with respect to the Ellie Mae Network by providing investors, lenders, and service providers with greater access to the mortgage origination community, which enables them to increase their revenue opportunity and lower the cost of marketing and customer support.
We believe we generally compete favorably with our competitors; however, some of our actual and potential competitors enjoy substantial competitive advantages over us, such as longer operating histories and significantly greater financial, technical, marketing, and other resources.
Government Regulation
The U.S. mortgage industry is heavily regulated. Mortgage originators, lenders, investors, and service providers with which we do business are subject to federal, state, and local laws that regulate and restrict the manner in which they operate in the residential mortgage industry, including Regulation X of RESPA, Regulation Z of TILA, the Mortgage Disclosure Improvement Act, and the Secure and Fair Enforcement for Mortgage Licensing Act of 2008, as amended. In addition, the passage of the Dodd-Frank Act has increased, and will continue to increase, regulation of the mortgage industry, including: generally prohibiting lenders from making residential mortgage loans unless a good faith determination is made of a borrower’s creditworthiness based on verified and documented information; requiring the CFPB to enact regulations to help assure that consumers are provided with timely and understandable information about residential mortgage loans that protect them against unfair, deceptive, and abusive practices; and requiring federal regulators to establish minimum national underwriting guidelines for residential mortgages that lenders will be allowed to securitize and sell to third-party investors without retaining any of the loans’ default risk. Although we are not directly subject to these laws and regulations, changes to these laws and regulations could broaden the scope of parties or activities subject to regulation and require us to comply with their restrictions, and new products and services developed by us may be subject to, or have to reflect, these laws or regulations.
In addition, we are subject to general business laws and regulations, regulations governing federal contractors, and laws and regulations specifically governing the Internet, such as those covering taxation, tariffs, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, broadband residential Internet access, and the characteristics and quality of services.
Employees
At December 31, 2015, we had 857 full-time employees, including 147 in sales and marketing, 607 in research and development and technology, and 103 in general and administrative functions. None of our employees are covered by a collective bargaining agreement.
Facilities
Our corporate headquarters are located in Pleasanton, California, in one facility totaling approximately 137,170 square feet, under a lease expiring in December 2024. We also have staff operating in branch offices in Irvine, California; Calabasas, California; San Diego, California; Eagan, Minnesota; Omaha, Nebraska; Parsippany, New Jersey; and St. Louis, Missouri.

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
The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding other statements in this Annual Report on Form 10-K. The following information should be read in conjunction with the condensed consolidated financial statements and related notes in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Because of the following risks, as well as other factors affecting our financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.
Any future system interruptions that impair access to SaaS Encompass, the Ellie Mae Network or our other services could damage our reputation and brand and may substantially harm our business and operating results.
The satisfactory performance, reliability, and availability of SaaS Encompass, the Ellie Mae Network and our other services, including our Encompass Compliance Service, are critical to our reputation and our ability to attract and retain Encompass users and Ellie Mae Network participants. Because our services are complex and incorporate a variety of hardware and proprietary and third-party software, our services may have errors or defects that could result in unanticipated downtime for our customers. Internet-based services frequently contain undetected errors when first introduced or when new versions or enhancements are released, and we have from time to time found errors and defects in our services and new errors and defects in our services may be detected in the future.
Moreover, we have experienced and may in the future continue to experience temporary system interruptions to SaaS Encompass, the Ellie Mae Network, or our other services for a variety of other reasons, including network failures, power failures, problems with Encompass and other third-party firmware updates, as well as an overwhelming number of Encompass users or Ellie Mae Network participants trying to access our services during periods of strong demand. In addition, our services may be subject to security or denial of services attacks which result in service interruptions or our customers may use our services in unanticipated ways that may cause a disruption in services for other customers. Since our customers use our service for important aspects of their business, any errors, defects, disruptions in service or other performance problems could result in negative publicity, damage to our reputation and brand, reduce our revenue, increase our operating expenses, negatively impact our ability to run our business, hinder our ability to enroll new customers, cause us to incur legal liability or issue refunds or service credits to our customers and cause us to lose current customers, all of which could substantially harm our business and operating results.
In addition, our two primary data centers, located in Santa Clara, California, and Chicago, Illinois, are hosted by a third-party service provider over which we maintain regular oversight but have little direct control. We depend on this third-party service provider to provide continuous and uninterrupted access to our products and services, including SaaS Encompass and the Ellie

Mae Network. If for any reason our relationship with this third party were to end unexpectedly, it could require a significant amount of time to transition the hosting of our data centers to a new third-party service provider. We are also subject to interruptions beyond our and our third-party service provider’s control, such as disruptions or congestion in the portions of the Internet linking us to our customers. We are dependent on third parties for the implementation and maintenance of certain aspects of our systems and because some of the causes of system interruptions may be outside of our control, we may not be able to remedy such interruptions in a timely manner. These interruptions may affect our customers’ experience or cause us to lose customers, and may materially harm our reputation and operating results.
Our failure to protect the confidential information of our Encompass users, our Ellie Mae Network participants, and their respective customers could damage our reputation and brand and substantially harm our business and operating results.
We collect, process, transmit, and maintain certain confidential information relating to our Encompass users, our Ellie Mae Network participants and their respective customers, including personally identifiable information. This information resides on data center servers hosted by third-party providers, and is transmitted to, across, and from our networks. While we have security measures in place to protect this information and prevent security breaches, these security measures may be compromised as a result of third-party action, including intentional misconduct by computer hackers, advanced persistent cyber-attacks (by hacktivists or cybercriminal organizations), employee error or malfeasance, service provider or vendor error, malfeasance or other intentional or unintentional acts by third parties. Furthermore, customer data, including personally identifiable information, may be lost, exposed, or subject to unauthorized access and/or use as a result of accidents, errors, or malfeasance by our employees, independent contractors, or others working with us or on our behalf. Our servers and systems, and those of our service providers, may also be vulnerable to computer malware, break-ins, denial-of service attacks, and similar disruptions from unauthorized tampering with our computer systems, which could result in someone obtaining unauthorized access to our customers’ data or our data, including our intellectual property and other confidential business information. Because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. The possession and use of personal information in conducting our business subjects us to legislative and regulatory burdens that may require notification to customers in the event of a security breach, restrict our use of personal information, and hinder our ability to acquire new customers or market to existing customers.
We cannot guarantee that our security measures will prevent security breaches or the loss or exposure of confidential information or other information we maintain or process. Any actual or perceived compromise of our security could result in the loss of customer data, intellectual property or trade secrets, and could damage our reputation and brand, negatively affect our ability to attract new customers and retain existing customers, adversely affect investor confidence, and expose us to a risk of litigation or regulatory actions and orders, penalties for violation of applicable laws, regulations, or contractual obligations and/or other liabilities, which would substantially harm our business and operating results. We will need to expend significant resources to protect against and remedy any potential security breaches and their consequences, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants.
Our future performance will be highly dependent on our ability to continue to attract SaaS Encompass customers and grow revenues from new on-demand services.
To maintain or increase our revenues, we must increase the number of users of our on-demand SaaS Encompass software and other services. We cannot guarantee our on-demand SaaS strategy, including our Success Based Pricing model, will continue to be successful. If we are unable to increase the number of SaaS Encompass customers or users of our other services, our business may be materially adversely affected.
Our success will depend, to a large extent, on the willingness of mortgage lenders to continue to accept the SaaS model for delivering software applications that they view as critical to the success of their business. Our success will depend on our ability to convince enterprises using on-premise enterprise software solutions to invest significant personnel and financial resources to migrate to our SaaS offering. We will need to continue to expand and optimize our sales infrastructure in order to grow our customer base and our business. Identifying and recruiting qualified personnel and training them in the use of our software requires significant time, expense, and attention. Our business may be adversely affected if our efforts to expand and train our direct sales force do not generate a corresponding increase in revenues.
It is difficult to predict customer adoption rates and demand for our services, the future growth rate and size of the SaaS market or the entry of competitive applications. The growth of the SaaS market depends on a number of factors, including the cost, performance, and perceived value associated with SaaS offerings, as well as the ability of SaaS companies to address security and reliability concerns. If other SaaS providers experience security incidents, loss of customer data, disruptions in delivery or other problems, the market for SaaS applications as a whole, including our own products and services, may be negatively affected. If there is a reduction in demand for SaaS caused by technological challenges, weakening economic conditions, security or privacy concerns, competing technologies, and products, decreases in corporate spending or otherwise, it could result in decreased revenues and our business could be adversely affected.

Our future performance will be highly dependent on our ability to expand the use of settlement services on, and increase the number of transactions effected through, the Ellie Mae Network.
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
Mortgage lending volume was significantly higher in 2015 than in 2014, but may decrease in 2016 and future years, which could materially adversely affect our business.
Mortgage lending volume was significantly higher in 2015 than in 2014, but may decrease in 2016 and future years, which could materially adversely affect our business. Factors that adversely impact mortgage lending volumes include increasing mortgage interest rates, reduced consumer and investor demand for mortgages, more stringent underwriting guidelines, decreased liquidity in the secondary mortgage market, high levels of unemployment, high levels of consumer debt, lower consumer confidence, changes in tax and other regulatory policies, the number of existing mortgages eligible for refinancing, and other macroeconomic factors.
Mortgage interest rates are influenced by a number of factors, including monetary policy. In December 2015, the Federal Reserve Bank raised the target federal funds rate from near zero to between 0.25% and 0.50% and signaled that the federal funds rate could be increased further over the next several years. The increase in the federal funds rate may cause mortgage interest rates to rise. Increases in mortgage interest rates could reduce the volume of new mortgages originated, in particular the volume of mortgage refinancings. Additionally, because the ratio of applications to closed loans typically is greater with refinancings than with purchase loans, a continued decrease in refinancings could result in fewer mortgage applications per funded loan. Since we generate some Ellie Mae Network revenues during the application process, regardless of whether the loan is eventually funded, this may negatively impact our transaction based revenue. In addition, our on-demand revenues typically, but not always, track the seasonality of the residential mortgage industry, with increased activity in the second and third quarter and reduced activity in the first and fourth quarters as home buyers tend to purchase their homes during the spring and summer in order to move to a new home before the start of the school year. As a result, a higher percentage of our on-demand revenues have historically been recognized during those quarters.
We currently estimate that approximately 30% to 40% of our revenues have some sensitivity to volume. A decrease in residential mortgage volumes could materially adversely affect our business and operating results. Furthermore, a significant decrease in mortgage volume could negatively impact our customers, resulting in a reduction of their Encompass users, consolidation with other lenders or cessation of operations. If any of these occurs, it could materially adversely affect our business and operating results.
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

•	the number of Encompass users;

•	the volume of mortgages originated by Encompass users, especially users on our Success Based Pricing model;

•	transaction volume on the Ellie Mae Network;

•	fluctuations in mortgage lending volume;

•	the relative mix of purchase and refinance volume handled by Encompass users;

•	the level of demand for our services;

•	the timing of the introduction and acceptance of Ellie Mae Network offerings and new on-demand services;

•	any write-downs in the value of our property and equipment, goodwill or intangible assets as a result of our investment or acquisition activities;

•	costs associated with defending intellectual property infringement and other litigation claims; and

•	changes in government regulation affecting Ellie Mae Network participants or our business.
Due to these and other factors, our future results may not reach our financial projections. In addition, our operating results in future periods may not meet the expectations of investors or public market analysts who follow our company, which could cause our stock price to decline rapidly and significantly. The results of any prior quarterly or annual periods should not be relied upon as indications of our future operating performance.
Since part of our sales efforts are targeted at larger customers, our sales cycle may become longer and more expensive, we may encounter pricing pressure and implementation challenges, and we may have to delay revenue recognition for some complex transactions, all of which could harm our business and operating results.
Part of our business strategy is to target larger mortgage lenders that handle greater volumes of loans. As we target more of our sales efforts at larger customers, we could face greater costs, longer sales cycles, and less predictability in completing some of our sales. In this market, the customer’s decision to use our products and services may be an enterprise-wide decision and, if so, this type of sale could require us to provide greater levels of education regarding the use and benefits of our products and services. In addition, larger customers may demand more complex integration, implementation services, and features. As a result of these factors, these sales opportunities may require us to devote greater sales support and professional services resources to individual customers, driving up costs and time required to complete sales and diverting our own sales and professional services resources to a smaller number of larger transactions, while potentially requiring us to delay revenue recognition on some of these transactions until the technical or implementation requirements have been met.
Supporting our existing and growing customer base could strain our personnel resources, and if we are unable to scale our operations and increase productivity, we may not be able to successfully implement our business plan.
We continue to experience significant growth in our customer base, which has placed a strain on our management and administrative, operational, and financial infrastructure. Additional investments in our implementation capabilities, technical support, technical operations, research and development, and general and administrative functions will be required to scale our operations and increase productivity, address the needs of our customers, further develop and enhance our products and services, and scale with the overall growth of our company.
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
Our growth strategy will require significant expenditures and resources to improve our technology, systems, and operational infrastructure in order to support a growing number of customers. We will need to make such expenditures with no assurance that the volume of our business or revenues will actually increase.
Our strategy of growing our business and increasing the number of Encompass users has placed and may continue to place significant demands on our technology systems and operational infrastructure. As our operations grow in size, scope, and complexity, we will need to expand, improve, and upgrade our technology systems and, operational infrastructure, including our data centers to offer an increasing number of customers enhanced solutions, features and functionality, and to ensure that our services are reliable.
Our growth and the improvement of our technology systems and operational infrastructure will require significant lead time and substantial financial, operational and technical resources in advance of the anticipated increase in the volume of business, with no assurance that the volume of business or our revenues will actually increase.
If we are not able to provide successful enhancements, new features and modifications to our services, our business could be adversely affected. Further, impairment of software-related assets and other assets may materially adversely affect our operating results.
If we are unable to provide enhancements, new features, and modifications of our existing services, including the successful completion and deployment of our next generation Encompass platform and changes to our services to reflect changes in laws and regulations relating to residential mortgage lending, our business and operating results could be adversely affected. In addition, we will need to continuously modify and enhance our services to keep pace with changes in Internet-related and mobile-related technologies and other software, communication, browser and database technologies. We may not be successful in either developing these modifications and enhancements or in bringing them to market in a timely fashion which could increase our costs and adversely affect our business. The failure of our services to operate effectively with future technologies could reduce the demand for our services, result in customer dissatisfaction and adversely affect our business.
We have invested and continue to invest significant resources to develop and acquire technology related to our services that is capitalized to property and equipment or intangible assets and treated as an asset on our balance sheet. We may not launch this new technology, the launch of such technology may result in disruptions to our business operations or such technology might not meet our and our customers’ expectations. Also, changes to any of our implementation strategies or the failure of this technology to meet our and our customers’ expectations could result in the impairment of software-related assets, and our future operating results could be materially adversely affected if we are required to write down the carrying value of capitalized software development or other intangible assets.
We have experienced rapid growth. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service and operational controls or adequately address competitive challenges.
We have experienced, and are continuing to experience, a period of rapid growth in our customers, headcount, and operations. In particular, we grew from approximately 270 employees as of December 31, 2011 to approximately 857 employees as of December 31, 2015, and have also significantly increased the number of customers and active users of Encompass. We anticipate that we will significantly expand our operations and headcount in the near term, and will continue to expand our customer base. This growth has placed, and future growth will place, a significant strain on our management, general and administrative resources, and operational infrastructure.
Our success will depend in part on our ability to manage this growth effectively and to scale our operations. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls, and our reporting systems and procedures. As we continue to grow, we also need to ensure that our policies and procedures evolve to reflect our current operations and are appropriately communicated to and observed by employees, and that we appropriately manage our corporate information assets, including confidential and proprietary information. Failure to effectively manage growth could result in difficulty or delays in deploying customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties, and any of these difficulties could adversely impact our business performance and results of operations.
Completing and integrating future acquisitions could disrupt our business, harm our financial condition, and operating results or dilute or adversely affect the price of our common stock.
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

The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to complete acquisitions successfully. Moreover, if such acquisitions require us to seek additional debt or equity financing, we may not be able to obtain such financing on terms favorable to us or at all. Acquisitions and investments involve numerous risks which may have a negative impact on our results of operations, including:

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
Changes in current legislation or new legislation may increase our costs by requiring us to update our products and services and the failure of our products and services to address relevant laws and regulations could adversely affect our business.
Changes to existing laws or regulations or adoption of new laws or regulations relating to the residential mortgage industry could require us to incur significant costs to update our products and services so that our customers remain compliant with such laws and regulation. Our Encompass Compliance Service analyzes mortgage loan data for compliance with consumer protection laws and institutionally mandated compliance policies and must continually be updated to incorporate changes to such laws and policies. The Dodd-Frank Act has caused and will continue to cause us to make similar updates to Encompass, Encompass Product and Pricing Service, Encompass Docs Solution, TQL, and the Ellie Mae Network to address, among other things, regulations that protect consumers against unfair, deceptive, and abusive practices by lenders. For example, additional tools and product updates were required to address the Ability-to-Repay, or ATR, / Qualified Mortgage, or QM, and Federal and State High Cost rules that became effective in January 2014. In addition, we have updated certain products to comply with the TILA-RESPA Integrated Disclosure rule changes and the 2013 Loan Originator Rule under the Truth in Lending Act (Regulation Z) (TILA-RESPA Amendments) that became effective October 3, 2015. The final rule amending Regulation C to implement amendments to the Home Mortgage Disclosure Act (HMDA) made by section 1094 of the Dodd-Frank Act was published on October 15, 2015. It contained various effective compliance dates, starting with January 1, 2017 through May 30, 2020. The final "Qualified Residential Mortgage" rule which implements the risk retention requirements in the Dodd-Frank Act became effective on December 24, 2015. These additions and updates have caused us to incur significant expense, and future updates will likely similarly cause us to incur significant expense. In addition, if our products and services fail to address relevant laws and regulations, we could be subject to claims by our customers that we have breached our customer contracts as well as potential claims by borrowers or government agencies. Such claims could result in substantial costs and we could incur judgments or enter into settlements of claims that could have a material adverse effect on our business and operating results. Furthermore, the failure of our products and services to address relevant laws and regulations could result in negative publicity, damage to our reputation and brand, hinder our ability to enroll new customers and cause us to lose current customers, all of which could substantially harm our business and operating results.

Potential structural changes in the U.S. residential mortgage industry, in particular plans to diminish the role of Fannie Mae and Freddie Mac, could disrupt the residential mortgage market and have a material adverse effect on our business.
Fannie Mae and Freddie Mac play a very important role in providing liquidity, stability, and affordability in the current U.S. residential mortgage market. In particular, they participate in the secondary mortgage market by purchasing mortgage loans and mortgage-related securities for investment and by issuing guaranteed mortgage-related securities. In February 2011, the Obama administration delivered a report to Congress which proposed the winding down of Fannie Mae and Freddie Mac and shrinking the federal government’s role in the housing market. This proposal includes the withdrawal of government guarantees currently available for certain residential loans and increasing the down payment requirements for borrowers, both of which could reduce mortgage lending volume. In February 2012, the Federal Housing Finance Agency sent Congress a strategic plan to wind down Fannie Mae and Freddie Mac over the next several years. This proposal includes building a new infrastructure for the secondary mortgage market, continuing to shrink Fannie Mae’s and Freddie Mac’s operations by eliminating the direct funding of mortgages and shifting mortgage credit risk to private investors and maintaining foreclosure prevention activities and credit availability. In August 2012, the U.S. Department of the Treasury announced it would require Fannie Mae and Freddie Mac to reduce their investment portfolios more quickly, at an annual rate of 15% versus the previous rate of 10%. In June 2013, the U.S. Senate introduced a bill to wind down Fannie Mae and Freddie Mac over five years. This legislation would replace Fannie Mae and Freddie Mac with a new Federal Mortgage Insurance Corporation that would continue to guarantee mortgages, but only after private capital absorbs the first 10% of any losses. In July 2013, the U.S. House of Representatives also unveiled draft legislation to similarly wind down Fannie Mae and Freddie Mac over a five year period. In 2014, four Fannie Mae and Freddie Mac reform measures were active in Congress: the Senate’s Johnson-Crapo and Corker-Warner bills, and the House’s PATH Act and HOME Forward Act. In 2015, two Fannie Mae and Freddie Mac reform measures were active in Congress: the Partnership to Strengthen Homeownership Act of 2015 and the Mortgage Finance Act of 2015. The Federal Housing Finance Agency released in March 2015 its report on progress with the 2014 Strategic Plan for Fannie Mae and Freddie Mac Conservatorships. The effects of these proposals, the passage of similar bills into law or any significant structural change to the U.S. residential mortgage industry may cause significant disruption to the residential mortgage market. If we are unable to react effectively and quickly to changes in the residential mortgage industry, our business could be harmed.
We may be limited in the way in which we market our business or generate revenue by U.S. federal law prohibiting referral fees in real estate transactions, and if we are found to be in violation of such laws we would be subject to significant liability.
RESPA generally prohibits the payment or receipt of fees or any other thing of value for the referral of business related to a residential real estate settlement service and prohibits fee shares or splits or unearned fees in connection with the provision of such services. Encompass software and services and the Ellie Mae Network were designed with payment methods that were intended to comply with the restrictions under RESPA. Nonetheless, RESPA may restrict our ability to enter into marketing and distribution arrangements with third parties for existing or newly developed products and services, particularly to the extent that such arrangements may be characterized as involving payments for the referral of residential real estate settlement service business. Additionally, any amendments to RESPA, court opinions interpreting the provisions of RESPA, or changes in the manner that RESPA is interpreted by the regulatory agencies responsible for enforcing RESPA, that result in restrictions on our current payment methods, or any determination that our payment methods have been and currently are subject to the restrictions under RESPA, could have a material adverse effect on our business. If we were found to be in violation of RESPA rules, we would be exposed to significant potential liability that could have a material adverse effect on our reputation and business.
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
Volatility or lack of performance in our stock price may also affect our ability to attract and retain our key employees. Our named executive officers are vested in a substantial amount of stock options and Performance Awards. Employees may be more likely to leave us if the shares they own or the shares underlying their vested options have significantly appreciated in value relative to the original purchase prices of the shares or the exercise prices of the vested options, or if the exercise prices of the options that they hold are significantly above the market price of our common stock. If we are unable to retain our named executive officers or other key employees, our business will be harmed.
We operate in a highly competitive market, which could make it difficult for us to attract and retain Encompass users and Ellie Mae Network participants.
The mortgage origination software market is highly competitive. There are many software providers that compete with us by offering loan origination software to mortgage originators, such as: Byte Software Inc., a subsidiary of CBCInnovis; Calyx Technology, Inc.; DH Corporation; Lending QB, Mortgage Builder Software, Inc., a subsidiary of Altisource Portfolio Solutions SA; Mortgage Cadence, which is owned by Accenture PLC; Wipro Gallagher Solutions, which is owned by Wipro, Ltd.; and LoanSphere Empower and LoanSphere LendingSpace, which are owned by Black Knight Financial Services, LLC, a subsidiary of Fidelity National Financial, Inc. Some software providers, including Calyx Technology, Inc. and Black Knight Financial Services, LLC, also provide connectivity between their software users and lenders and service providers to make such services available to mortgage lenders. We also compete with compliance, document preparation service, and product eligibility and pricing service providers that are more established than us. There is vigorous competition among providers of these services and we may not succeed in convincing potential customers using other services to switch to ours. In addition, some of our competitors are consolidating which facilitates greater cross-selling of services, which could weaken our ability to differentiate our offering in the market. Some of our competitors also offer services on a per closed loan basis, which could adversely impact the effectiveness of our Success Based Pricing strategy for increasing the number of SaaS Encompass customers. If we are unsuccessful in competing effectively by providing attractive functionality, customer service or value, we could lose existing Encompass users to our competitors and our ability to attract new Encompass users could be harmed.
There are many service providers that offer our Encompass users competing services, including borrower-facing websites, customer relationship management solutions, document preparation services, compliance services, product eligibility and pricing services, and electronic document management services. We may be unsuccessful in continuing to differentiate our Encompass service offerings to the extent necessary to effectively compete in some or all of these markets.
The Ellie Mae Network is only available to mortgage originators using Encompass. The principal alternative to the use of the Ellie Mae Network by Encompass users remains traditional methods of exchanging data and documents among mortgage industry participants by email, facsimile, phone, courier, and mail. In addition, mortgage originators may use standalone web browsers to go individually to each investor, lender or service provider’s website, and then manually upload loan data or enter information into the website. Mortgage originators may continue to use these methods due to habit, personal business relationships or otherwise. The success of the Ellie Mae Network depends on our ability to achieve and offer access to both the critical mass of investors, lenders, and service providers necessary to attract and retain mortgage originators using Encompass on the Ellie Mae Network and the critical mass of active mortgage originators necessary to attract and retain investors, lenders, and service providers on our network.
Some of our actual and potential competitors have longer operating histories and significantly greater financial, technical, marketing, and other resources than we do and, as a result, these companies may be able to respond more quickly to changes in regulations, new technologies or customer demands, or devote greater resources to the development, promotion, and sale of their software and services than we can. In addition, we may face increased competition as a result of continuing industry consolidation. We expect the mortgage origination market to continue to attract new competitors and there can be no assurance that we will be able to compete successfully against current or future competitors or that competitive pressures we face will not materially adversely affect our business.
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
We must continue to enhance the features and functionality of Encompass, other Encompass services, and the Ellie Mae Network. The effective performance, reliability, and availability of Encompass, Encompass services, and the Ellie Mae Network infrastructure are critical to our reputation and our ability to attract and retain Encompass users and Ellie Mae Network participants. If we do not continue to make investments in product development and, as a result, or due to other reasons, fail to attract new and retain existing mortgage originators, lenders, investors, and service providers, we may lose existing Ellie Mae Network participants, which could significantly decrease the value of the Ellie Mae Network to all participants and materially adversely affect our business.
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
The protection of our intellectual property rights, including our proprietary Encompass software and Ellie Mae Network technology, is crucial to the success of our business. We rely on a combination of patent, copyright, trademark and trade secret law, and contractual restrictions to protect our intellectual property. Our present and future patents may provide only limited protection for our technology and may not be sufficient to provide competitive advantage to us. Furthermore, we cannot guarantee any patents will be issued to us as a result of our patent applications. We also rely in part on confidentiality and invention assignment agreements with our employees, independent contractors, and consultants. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our Ellie Mae Network and Encompass features and functionality or obtain and use information that we consider proprietary. Enforcing our proprietary rights is difficult and may not always be effective.
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
Litigation or proceedings before the U.S. Patent and Trademark Office or other governmental authorities and administrative bodies in the United States and abroad may be necessary in the future to enforce our intellectual property rights, protect our patent and copyright rights, trade secrets and domain names, and determine the validity and scope of the proprietary rights of others. Our efforts to enforce or protect our proprietary rights may be ineffective and could result in substantial costs and diversion of resources and could harm our business.
Assertions that we infringe third-party intellectual property rights could result in significant costs and substantially harm our business.
Other parties have asserted, and may in the future assert, that we have infringed their intellectual property rights. For example, in the third quarter of 2014, we settled a patent infringement lawsuit in which it was alleged that our Encompass system infringes certain patents. In addition, we generally agree to indemnify our customers against legal claims that our software products infringe intellectual property rights of third parties and, in the event of an infringement, to modify or replace the infringing product or, if those options are not reasonably possible, to refund the cost of the software, as pro-rated over a period of years. We cannot predict whether assertions of third-party intellectual property rights or claims arising from such assertions will substantially harm our business and operating results. If we are forced to defend against any infringement claims, whether they are with or without merit or are determined in our favor, we may face costly litigation and diversion of technical and management personnel. Furthermore, an adverse outcome of a dispute may require us to: pay damages, potentially including treble damages and attorneys’ fees if the infringement were found to be willful; cease providing solutions that allegedly incorporate the intellectual property of others; expend additional development resources to redesign or re-engineer our solutions and products, if feasible; and enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies. We cannot be certain of the outcome of any litigation. Any royalty or licensing agreement, if required, may not be available to us on acceptable terms or at all. Our failure to obtain the necessary licenses or other rights could prevent the sale or distribution of some of our products and services and, therefore, could have a material adverse effect on our business.

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
As a third-party technology service provider of mission-critical products and services to many financial institutions that are regulated by one or more member agencies of the Federal Financial Institutions Examination Council, or FFIEC, we are subject to an IT examination by the member agencies of the FFIEC. As a result, the FFIEC conducts recurring IT Examinations in order to identify existing or potential risks associated with our operations that could adversely affect the financial institutions to whom we provide products and services, evaluate our risk management systems, and controls and determine our compliance with applicable laws that affect the products and services we provide to financial institutions. In addition to examining areas such as our management of technology, data integrity, information confidentiality, and service availability, the reviews also assess our financial stability. In June 2014, the FDIC, a member agency of the FFIEC, completed its IT examination, and found that, while the services we provide to our client banks are satisfactory, several matters required further attention, some of which were repeat findings and recommendations from the FDIC’s 2012 examination. Although management has developed a plan for addressing these matters, we cannot be assured that the plan will satisfy the FDIC or applicable law. A sufficiently unfavorable review from the FFIEC in the future could have a material adverse effect on our business and financial condition.
If one or more U.S. states or local jurisdictions successfully assert that we should have collected or in the future should collect additional sales or use taxes on our fees, we could be subject to additional liability with respect to past or future sales, and the results of our operations could be adversely affected.
We do not collect state and local sales and use taxes on all sales in all jurisdictions in which our customers are located, based on our belief that such taxes are not applicable. Sales and use tax laws and rates vary by jurisdiction and such laws are subject to interpretation. Jurisdictions in which we do not collect sales and use taxes may assert that such taxes are applicable, which could result in the assessment of such taxes, interest, and penalties, and we could be required to collect such taxes in the future. This additional sales and use tax liability could adversely affect the results of our operations.
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
Our board of directors previously approved a stock repurchase program under which we are authorized to repurchase up to $75.0 million of our common stock over a 36-month period, $43.5 million of which remains available as of December 31, 2015. Such stock repurchases may be limited, suspended, or terminated at any time without prior notice. There can be no assurance that we will repurchase additional shares of our common stock under our stock repurchase program or that any future repurchases will have a positive impact on the trading price of our common stock or earnings per share. Important factors that could cause us to limit, suspend or terminate our stock repurchase program include, among others, unfavorable market conditions, the trading price of our common stock, the nature of other investment or strategic opportunities presented to us from time to time, the rate of dilution of our equity compensation programs, the availability of adequate funds, and our ability to make appropriate, timely, and beneficial decisions as to when, how, and whether to purchase shares under the stock repurchase program. If we limit, suspend or terminate our stock repurchase program, our stock price may be negatively affected.
If securities or industry analysts discontinue publishing research or publish inaccurate or unfavorable research about our business, our stock price could decline.
The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price to decline.
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
The following table sets forth the location and approximate square footage of each of our principal properties. All properties are leased under operating leases that expire at various times through 2024.

Location	Primary Use	Approximate Square Footage
Pleasanton, CA	Headquarters	137,170

San Diego, CA	Branch office	4,880

Omaha, NE	Branch office	10,500

Irvine, CA	Branch office	3,384

Calabasas, CA	Branch office	3,400

Parsippany, NJ	Branch office	2,200

Eagan, MN	Branch office	4,800

St. Louis, MO	Branch office	10,000
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
Market Information for Common Stock
Our common stock has been traded on the New York Stock Exchange, or NYSE, under the symbol “ELLI” since April 15, 2011. The following table sets forth the high and low sales prices of our common stock as reported on the NYSE for the periods indicated.

	Low	High
Year ended December 31, 2014
First Quarter	$23.90	$32.27
Second Quarter	$23.62	$31.99
Third Quarter	$27.85	$36.22
Fourth Quarter	$31.05	$42.66
Year ended December 31, 2015
First Quarter	$39.29	$57.36
Second Quarter	$54.60	$71.52
Third Quarter	$64.83	$82.92
Fourth Quarter	$58.35	$78.71
Holders of Our Common Shares
As of February 23, 2016, there were approximately 53 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividend Policy
We have never declared or paid, and do not anticipate declaring or paying, any cash dividends on our common stock. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant.

Performance Graph
The following graph compares the total cumulative shareholder return on our common stock with the total cumulative return of the NYSE Composite Index, and the S&P 500 North American Technology-Software Index for the period from April 15, 2011 through December 31, 2015. The graph reflects the closing sales price of $6.77 per share on April 15, 2011 as the initial value of our common stock.

COMPARISON OF 56 MONTH CUMULATIVE TOTAL RETURN*

$1,200
$1,000
$800
$600
$400
$200
$0
4/15/11
6/30/11
9/30/11
12/31/11
3/31/12
6/30/12
9/30/12
12/31/12
3/31/13
6/30/13
9/30/13
12/31/13
3/31/14
6/30/14
9/30/14
12/31/14
3/31/15
6/30/15
9/30/15
12/31/15
Ellie Mae, Inc.
NYSE Composite
S&P 500 North American Technology-Software

	4/15/2011	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Ellie Mae, Inc.	100.00	83.46	409.90	396.90	595.57	889.66
NYSE Composite	100.00	90.64	105.13	132.74	141.70	135.91
S&P 500 North American Technology-Software	100.00	87.52	102.77	134.74	153.44	172.61

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
Recent Sales of Unregistered Securities
None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as the term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of our common stock during the year ended December 31, 2015:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number	Approximate
			of Shares	Dollar Value or
	Total		Purchased as	Shares that May
	Number of	Average	Part of Publicly	Yet be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs (1)
January 1, 2015 to January 31, 2015	—	$—	—	$75,000,000
February 1, 2015 to February 28, 2015	—	$—	—	$75,000,000
March 1, 2015 to March 31, 2015	48,450	$52.00	48,450	$72,480,576
April 1, 2015 to April 30, 2015	—	$—	—	$72,480,576
May 1, 2015 to May 31, 2015	53,200	$62.06	53,200	$69,179,011
June 1, 2015 to June 30, 2015	46,800	$64.29	46,800	$66,170,208
July 1, 2015 to July 31, 2015	—	$—	—	$66,170,208
August 1, 2015 to August 31, 2015	—	$—	—	$66,170,208
September 1, 2015 to September 30, 2015	—	$—	—	$66,170,208
October 1, 2015 to October 31, 2015	—	$—	—	$66,170,208
November 1, 2015 to November 30, 2015	105,000	$67.26	105,000	$59,107,741
December 1, 2015 to December 31, 2015	250,000	$62.55	250,000	$43,469,986
_________________
(1) On May 21, 2014, our board of directors approved a stock repurchase program under which we are authorized to repurchase up to $75.0 million of our common stock, which expires in May 2017. Shares under the program are retired upon the repurchase. Amount remaining to be purchased are exclusive of commissions.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA
The consolidated statements of operations data for the years ended December 31, 2015, 2014, and 2013 and the consolidated balance sheets data as of December 31, 2015 and 2014 are derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statements of operations data for the years ended December 31, 2012 and 2011 and the consolidated balance sheets data as of December 31, 2013, 2012, and 2011 are derived from our audited consolidated financial statements not included elsewhere in this report. Our historical results are not necessarily indicative of future performance. You should read the following selected consolidated financial data below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, related notes and other financial information included elsewhere in this report. The selected consolidated financial data in this section are not intended to replace the consolidated financial statements and are qualified in their entirety by the consolidated financial statements and related notes included elsewhere in this report.

	Year ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenues	$253,937	$161,537	$128,481	$101,845	$55,494
Cost of revenues(1)	84,208	46,283	32,630	23,114	15,784
Gross profit	169,729	115,254	95,851	78,731	39,710
Operating expenses:
Sales and marketing(1)	38,208	26,544	21,331	17,887	12,126
Research and development(1)	40,451	28,228	24,695	18,053	12,975
General and administrative(1)	57,212	39,361	30,853	21,601	12,900
Total operating expenses	135,871	94,133	76,879	57,541	38,001
Income from operations	33,858	21,121	18,972	21,190	1,709
Other income (expense), net	619	488	460	(43)	76
Income before income taxes	34,477	21,609	19,432	21,147	1,785
Income tax provision (benefit)	12,219	6,786	6,114	1,683	(1,835)
Net income	$22,258	$14,823	$13,318	$19,464	$3,620
Net income per share of common stock:
Basic	$0.76	$0.53	$0.50	$0.83	$0.23
Diluted	$0.72	$0.50	$0.47	$0.76	$0.18
Weighted average shares outstanding:
Basic	29,179,352	27,858,828	26,581,962	23,523,222	15,618,053
Diluted	30,842,584	29,593,873	28,502,403	25,537,192	20,649,451

	December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$34,396	$26,756	$33,462	$44,114	$23,732
Short-term investments	$48,975	$49,352	$46,325	$16,243	$1,933
Long-term investments	$55,473	$58,679	$56,285	$43,728	$—
Property and equipment, net	$81,360	$28,694	$12,869	$9,494	$5,539
Working capital	$58,731	$78,733	$78,161	$58,784	$19,965
Total assets	$364,891	$290,120	$229,603	$185,615	$99,771
Total stockholders’ equity	$290,851	$252,884	$207,927	$166,862	$78,858

(1)	Stock-based compensation included in the above line items:
		Year ended December 31,
		2015	2014	2013	2012	2011
		(in thousands)
	Cost of revenues	$3,218	$1,579	$745	$271	$103
	Sales and marketing	2,752	1,562	1,041	467	201
	Research and development	5,431	3,672	3,469	1,552	406
	General and administrative	12,840	7,735	9,004	4,559	970
	Total	$24,241	$14,548	$14,259	$6,849	$1,680

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
We are a leading provider of innovative on-demand software solutions and services for the residential mortgage industry in the United States. Our Encompass all-in-one mortgage management solution provides one system of record that allows banks, credit unions, and mortgage lenders to originate and fund mortgages and improve compliance, loan quality, and efficiency.
Mortgage originators use our Encompass software, a comprehensive mortgage management system that handles key business and management functions involved in running a residential mortgage origination business. Mortgage originators use Encompass as a single tool for loan processing, marketing, and customer communication and to interact electronically with lenders, investors, and service providers over the Ellie Mae Network. Our software also enables enforcement of rules and business practices designed to ensure loan quality, adherence to processing standards and regulatory compliance.
We also offer Encompass users a variety of other on-demand software services, including: Encompass CenterWise, a bundled offering of electronic document management, or EDM, and websites used for customer relationship management such as Encompass WebCenter and Encompass TPO WebCenter; Encompass Compliance Service, which automatically checks for compliance with federal, state, and local regulations throughout the origination process; Encompass Docs Solution, which automatically prepares the disclosure and closing documents necessary to fund a mortgage; Encompass CRM, currently operated under our Mortgage Returns brand, which offers a suite of sales and marketing tools for managing contacts, leads and marketing campaigns; Encompass Product and Pricing Service, which allows Encompass users to compare loans offered by different lenders and investors to determine appropriate mortgage programs available to a particular borrower; Encompass Flood Service, which allows Encompass users to order and transfer flood zone certifications; Encompass Consumer Direct, a web-based tool that allows borrowers to complete a loan application online; Total Quality Loan, or TQL, which offers the following suite: Encompass Fraud Service, which enables fraud detection, valuation, validation, and risk analysis services using streamlined workflows and processing rules; Encompass 4506-T, a tax transcript service which provide income verification capability to our customers; and Encompass Appraisal Service, a service for ordering and managing appraisals; and content and services under our AllRegs brand, which include research and reference, education, documentation, and data and analytics products relating to the mortgage industry.
The Ellie Mae Network electronically connects the approximately 136,000 mortgage professionals using Encompass to the broad array of mortgage lenders, investors, and third-party service providers integral to the origination and funding of residential mortgages. During the mortgage origination process, mortgage originators may order various services through the Ellie Mae Network, including credit reports; product eligibility and pricing services; automated underwriting services; appraisals; title reports; insurance; flood certifications and flood insurance; compliance reviews; fraud detection; document preparation; and verification of income, identity, and employment. Mortgage originators can also initiate secure data transmission to and from lenders and investors.
Our revenues consist of on-demand and on-premise revenues. On-demand revenues are generated primarily from subscriptions to software we host that customers access through the Internet, including customers who pay fees based on the number of loans they fund, or success basis, subject to monthly base fees, which we refer to as Success Based Pricing, and related professional services such as consulting, implementation, and training services. On-demand revenues also include software services that are sold transactionally; Ellie Mae Network transaction fees paid by lender-investors, service providers, and certain government-sponsored entities participating on the Ellie Mae Network; education and training; and loan product and guideline data and analytics services that are provided under the AllRegs brand. On-premise revenues are generated from customer-hosted software licenses and related professional services and maintenance services. In February 2015, we announced that effective May 1, 2016, we will no longer provide software releases or technical support for the on-premise version of Encompass. Customers have migrated over to SaaS over the past several years resulting to a decrease in the amount of on-premise revenues in 2015 and we do not expect significant on-premise revenues after May 1, 2016.
Our on-demand revenues typically, but not always, track the seasonality of the residential mortgage industry, with increased activity in the second and third quarters and reduced activity in the first and fourth quarters as home buyers tend to purchase their homes during the spring and summer in order to move to a new home before the start of the school year. Mortgage volumes are also impacted by other factors such as interest rate fluctuations, home sale activity, regulatory changes such as the TILA-RESPA Integrated Disclosure rule which became effective October 2015, and general economic conditions, which can lead to departures from the typical seasonal pattern. For example, increases in mortgage interest rates could reduce the volume of new mortgages originated and, in particular, the volume of mortgage refinancings. We currently estimate that approximately 30% to 40% of our revenues have some sensitivity to volume. The base fee portion of success-based SaaS Encompass revenues, subscription revenues, professional services revenues, and revenues from sales of AllRegs services, are not affected by fluctuations in mortgage origination volume.
We are investing aggressively in initiatives that we believe will help us continue to grow our business, improve our products and services, and strengthen our competitive advantage while bringing sustainable long-term value to our customers. During 2015, we increased our investments in our sales and client services capabilities, research and development, technology infrastructure, and data security to support our user additions and overall business growth and maintain the confidentiality of our customers’ data. These investments include expanding our talent across the organization by hiring additional personnel. To support customers and further differentiate ourselves, we currently anticipate that throughout 2016 and into the foreseeable future, we will continue to increase our investment in key areas such as research and development, enterprise sales, services, technical support, data security, and data center infrastructure. We currently anticipate that this investment will include development of our next generation Encompass platform, which will be incrementally introduced over the coming quarters and into 2017. The amortization of costs associated with this investment decreased our gross margin percentage and increased our operating expenses in 2015 as compared to 2014. We expect that continued investment in key areas will further decrease our gross margin percentage and increase our operating expenses for the remainder of 2016. We cannot guarantee that our security measures will prevent security breaches and we will need to expend significant resources in 2016 and future years to protect against and remedy any potential security breaches and their consequences.
In October 2015, we acquired substantially all the assets of Mortgage Returns, LLC, a provider of on-demand customer relationship management or CRM, and marketing automation solutions for the mortgage industry. Purchase accounting rules under generally accepted accounting principles in the United States, or U.S. GAAP, require the write-down of acquired deferred revenue to the anticipated cost to provide the service plus a nominal mark-up. Operating costs generated by the acquired business and the amortization of acquired intangible assets increase our operating expenses from the acquisition date into the foreseeable future.
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
We are responding to these trends as follows:
Increased quality standards imposed by regulators, lenders and investors. Encompass is designed to automate and streamline the process of originating mortgages to, among other things, satisfy increased quality requirements of investors. Relevant features of Encompass include enabling customers’ management to impose processing rules and formats, and providing milestone and process reminders, automated population of forms with accurate data, and accurate and automated transmission of loan files and data from originators to investors and lenders. Our TQL program is designed to further enhance the quality, compliance, and saleability of loans that are originated through Encompass. Additionally, TQL is intended to reduce the opportunities for errors in the process of transferring information from originator to investor and to give investors confidence in the accuracy and regulatory compliance of the information that is underlying loan files.
In response to the increased quality standards and compliance mandates affecting the industry, we expect an increased number of mortgage lenders to assess new platform options and replace their legacy systems. We have increased the size of our customer acquisition, implementation, and support teams by approximately 63% from 219 employees at December 31, 2013 to 356 employees at December 31, 2015 in order to address anticipated demand for our software solutions.
Increased regulation affecting lenders and investors. Regulatory reforms have significantly increased the complexity and importance of regulatory compliance. We devote considerable resources to continually upgrading our software to help our customers address regulatory changes. We offer Encompass Compliance Service, which analyzes mortgage loan data for compliance with consumer protection laws and institutionally mandated compliance policies and alerts users to possible violations of these laws and policies. In addition, we have a staff of attorneys and work with compliance experts who help ensure that documents prepared using our software and the processes recommended by the Encompass workflow comply with applicable rules and regulations. For example, additional tools and product updates were required to address the Ability-to-Repay, or ATR, / Qualified Mortgage, or QM, and Federal and State High Cost rules that became effective in January 2014. In addition, we updated certain of our products to comply with the TILA-RESPA Integrated Disclosure rule changes that took effect on October 3, 2015. We believe we are also well-positioned to help our customers meet future Dodd-Frank Act requirements as they are published and become effective. However, changes to existing laws or regulations or adoption of new laws or regulations relating to the residential mortgage industry could require us to incur significant costs to update our products and services so that our customers remain compliant with such laws and regulations.
Greater focus on operational efficiencies. The average total production cost per loan was $6,368 in the third quarter of 20131, $6,769 in the third quarter of 20142, and $7,080 in the third quarter of 20153. We expect costs to continue to be a significant consideration for mortgage originators due to continued increased regulation and heightened quality standards. By automating many of the functions of mortgage origination, we enable our users to comply with regulations and process quality loans more efficiently and effectively. This reduces the cost of originating a loan and lowers the risk of buy-back demands from investors resulting from poorly originated or documented loans or loans that fail to comply with applicable regulations. We continually address the changing needs of our customers by developing and enhancing tools to allow for simplified regulatory compliance, increased availability of information, and enhanced system functionality and performance.
With an eye towards providing customers with ever-improving tools to enhance efficiency, we currently anticipate that we will continue to develop new service offerings through the Ellie Mae Network and pursue adoption of our services through initiatives such as our TQL program. By integrating and expanding our current and new services, we aim to provide a more comprehensive solution to our users.

________________

1	Mortgage Bankers Association, Independent Mortgage Banker Profits Fell in the Third Quarter of 2013, December 4, 2013.
2	Mortgage Bankers Association, Independent Mortgage Bankers Profits Drop Slightly Despite Higher Volume in the Third Quarter of 2014, December 4, 2014.
3	Mortgage Bankers Association, Independent Mortgage Bank Profits in 3rd Quarter 2015 Down from Previous Quarter- Up on Year-over-Year Basis, December 8, 2015.

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
Acquisition Strategy
Our industry is highly fragmented, and we believe there are strategic opportunities available to acquire software companies that offer mortgage origination functionality that will complement and increase the attractiveness of our solutions. In October 2015, we acquired substantially all the assets of Mortgage Returns, LLC, a company that provides on-demand CRM, and marketing automation solutions for the residential mortgage industry. With the acquisition of Mortgage Returns we are responding to the needs of our customers by adding a robust CRM solution for lenders of all sizes. We believe this acquisition enhances our marketing platform and furthers our mission of automating the entire end-to-end mortgage process for our customers. In October 2014, we acquired substantially all the assets of AllRegs, a provider of research and reference, education, documentation, and data analytics products relating to the mortgage industry. The assets that we acquired from AllRegs allow us to strengthen our products through product integration and introduce new products related to training, compliance management systems, and loan product eligibility.
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
The following table shows these operating metrics as of and for the years ended December 31, 2015, 2014, and 2013:

	Year ended December 31,
	2015	2014	2013
Revenues (in thousands):
Total revenues	$253,937	$161,537	$128,481
Total contracted revenues	$150,773	$102,477	$71,453
Total SaaS Encompass revenues	$152,514	$98,260	$75,783
Users at end of period:
Contracted SaaS users	166,057	126,346	95,044
Active Encompass users	136,167	108,933	92,161
Active SaaS Encompass users	121,406	84,905	63,695
Active SaaS Encompass users as a percentage of active Encompass users	89%	78%	69%
Active SaaS Encompass users as a percentage of contracted SaaS Encompass users	73%	67%	67%
Average users during period:
Active Encompass users	127,226	100,238	87,276
Active SaaS Encompass users	106,715	74,168	55,421
Active SaaS Encompass users as a percentage of active Encompass users	84%	74%	64%
Revenue per average user during period:
Revenue per average active Encompass user	$1,996	$1,612	$1,472
SaaS Encompass revenue per average active SaaS Encompass user	$1,429	$1,325	$1,367
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
Revenue Recognition
We generate revenue primarily from transaction-based fees and fees for software and related services. Our software can be accessed either through a company-hosted subscription or a customer-hosted license. Accordingly, our revenue is described as on-demand or on-premise. Sales taxes assessed by governmental authorities are excluded from revenue.
On-demand Revenue
On-demand revenue is generated from company-hosted software subscriptions that customers access through the Internet and from customers that pay fees based on a per closed loan, or success, basis subject to monthly base fees, which we refer to as Success-Based Pricing. Additionally, on-demand revenue is comprised of software services sold transactionally; Ellie Mae Network transaction fees; education and training, loan product, and guideline data and analytics services under the AllRegs brand; and professional services which include consulting, implementation, and training services.
On-premise Revenue
On-premise revenue is generated from maintenance services, sales of customer-hosted software licenses, and related professional services.

Cost of Revenues and Operating Expenses
Cost of Revenues
Our cost of revenues consists primarily of: salaries and benefits, including stock-based compensation expense; third-party royalty expenses; customer support; data centers; depreciation on data center computer equipment; amortization of acquired intangible assets such as developed technology and trade names; amortization of internal-use software; professional services associated with implementation of our software; and allocated facilities costs. We expect that our cost of revenues will continue to increase in absolute dollars as our revenues increase, as we make additional and accelerated investments to bolster our infrastructure and enhance our system capacity, reliability, and data security, as we pursue additional strategic acquisitions, as we place new internal-use software into service and as we continue to hire additional personnel in our implementation and customer support departments to support new customers and provide new services. To support customers and further differentiate ourselves, we currently anticipate that throughout 2016 we will continue to increase our investment in key areas such as research and development, enterprise sales, services, technical support, security, and data center infrastructure. This investment will include development of our next generation Encompass platform, which we expect to be incrementally introduced over the coming quarters and throughout 2017. The costs associated with these investments may increase our cost of revenues and operating expenses as a percentage of our revenues in 2016 and beyond
Sales and Marketing
Our sales and marketing expenses consist primarily of: salaries, benefits and incentive compensation, including stock-based compensation expense and commissions; allocated facilities costs; expenses for trade shows, public relations, our annual user conference, and other promotional and marketing activities; expenses for travel and entertainment; and amortization of acquired intangible assets such as customer relationships. We expect that our sales and marketing expense will continue to increase as we continue to hire additional sales personnel in order to address anticipated demand for our software solutions and as we pursue additional strategic acquisitions. We also intend to increase marketing activities focused on SaaS Encompass, our Ellie Mae Network offerings and our other Encompass services.
Research and Development
Our research and development expenses consist primarily of: salaries and benefits, including bonuses and stock-based compensation expense; fees to contractors engaged in the development and support of the Ellie Mae Network, Encompass software, and other products; and allocated facilities costs. We expect that our research and development expenses will continue to increase in absolute dollars as we continue to invest in our products and services and related next-generation enhancements, including hiring additional engineering and product development personnel and as we pursue additional strategic acquisitions.
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
Other Income, Net
Other income, net consists of interest income earned on investments and cash accounts, offset by investment discount amortization and imputed interest expense related to our acquisition holdback payments, and interest expense paid on equipment and software leases.

Income Taxes
On a quarterly basis, we evaluate our expected income tax expense or benefit based on our year-to-date operations, and we record an adjustment in the current quarter. The net tax provision is the result of the mix of profits earned by us and our subsidiaries in tax jurisdictions with a broad range of income tax rates. We are required to estimate deferred tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities measured using the enacted tax rates that will be in effect when the differences are expected to reverse. In general, deferred tax assets represent future tax benefits to be received when certain expenses previously recognized in our consolidated statements of operations become deductible expenses under applicable income tax laws or loss or credit carry forwards are utilized. Accordingly, realization of our deferred tax assets is dependent on future taxable income against which these deductions, losses, and credits can be utilized. We use management judgment to assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not more likely than not, we must establish a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements which are prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.
We believe that the assumptions and estimates associated with revenue recognition, income taxes, stock-based compensation, goodwill and intangible assets, fair value of investments, deferred commissions, and software and website development costs have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, please see Note 2 of the Notes to Consolidated Financial Statements.
Revenue Recognition
We generate revenues from sales of software and services. We categorize our revenues as either on-demand or on-premise revenue.
On-Demand Revenue
Subscription Services and Usage-Based Fee Arrangements. Subscription services and usage-based fee arrangements generally include a combination of our products delivered as SaaS and support services. These arrangements are generally non-cancelable and do not contain refund-type provisions. This revenue typically includes the following:
SaaS Encompass Revenue. We offer web-based, on-demand access to our Encompass software for a monthly recurring fee. We provide the right to access our loan origination software and handle the responsibility of managing the servers, providing security, backing up the data and applying updates. Customers under SaaS arrangements may not take possession of the software at any time during the term of the agreement. Subscription revenue is recognized ratably over the contract terms as subscription services are provided, beginning on the commencement date of each contract, which is the date our service is made available to customers. Contracts generally range from one to five years. Alternatively, customers can elect to pay on a success basis. Success basis contracts generally have a term of one to five years and are subject to monthly base fees, which enable customers to close loans up to a contractually agreed-to minimum number of transactions, and additional closed loan fees, which are assessed for loans closed in excess of the minimum. Revenue is earned from both base fees and additional closed loan fees as the result of the customer’s usage of Encompass. Monthly base fees are recognized over the respective monthly service period as the subscription services are provided. Additional closed loans fees are recognized when the loans are reported as closed. This offering also includes Encompass CenterWise, Encompass Compliance Service, and Encompass Docs Solution as integrated components, which are combined elements of the arrangement that are delivered in conjunction with the SaaS Encompass offering and therefore are not accounted for separately.
Encompass CenterWise Revenue. Encompass CenterWise is a bundled offering of EDM and websites used for customer relationship management. Generally, revenue is recognized for Encompass CenterWise after the service is rendered, except when Encompass CenterWise is automatically included as an integrated component of the SaaS Encompass offering, in which case the associated revenue is recognized as described above.

Services Revenue. We provide a variety of mortgage-related and other business services, including automated documentation; fraud detection, valuation, validation, and risk analysis; income verification; marketing and customer relationship management; flood zone certifications; and compliance reports. Services revenue is recognized upon completion of the services.
Transactional Revenue. We have entered into agreements with various lenders, service providers and certain government-sponsored entities participating in the mortgage origination process that provide them access to, and ability to interoperate with, mortgage originators on the Ellie Mae Network. Under these agreements, we earn transaction fees when transactions are processed through the Ellie Mae Network. Transaction revenue is recognized when there is evidence that the qualifying transactions have occurred on the Ellie Mae Network and collection of the resulting receivable is reasonably assured.
Subscriptions to Online Research and Data Resources: We provide mortgage originators and underwriters with access to online databases of various federal and state laws and regulations and forms as well as mortgage investor product guidelines. Subscription fees are recognized ratably over the subscription term as subscription services are provided, which is typically one year.
Professional Services Revenue: Professional services revenue is generally recognized when milestones are achieved for fixed price contracts or as the services are rendered for time and material contracts. The majority of our professional services contracts are on a fixed price basis. Training revenue is recognized as the services are rendered.
On-Premise Revenue
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
BESP. When we are unable to establish a selling price using VSOE or TPE, we use BESP in our allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the service was sold on a standalone basis. When establishing BESP, we review company specific factors used to determine list price and make adjustments as appropriate to reflect current market conditions and pricing behavior. Our process for establishing list price includes assessing the cost to provide a particular product or service, surveying customers to determine market expectations, analyzing customer demographics, and taking into account similar products and services historically sold by us. We continue to review the factors used to establish list price and adjust BESP as necessary.
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
Our determination of our valuation allowance is based upon a number of assumptions, judgments, and estimates, including forecasted earnings, future taxable income, and the relative proportions of revenue and income before taxes in the various jurisdictions in which we operate. To the extent we establish a valuation allowance or change the valuation allowance in a period, we reflect the change with a corresponding increase or decrease to our tax provision in our consolidated statements of comprehensive income.
Stock-based Compensation
We recognize compensation expense related to stock option grants that are ultimately expected to vest based on estimated fair values on the date of grant using the Black-Scholes option-pricing model. Such expense is recognized on a straight-line basis over the requisite service period of the award, which generally equals the vesting period.
We recognize compensation expense related to Restricted Stock Units (“RSUs”), Performance-Vesting Restricted Stock Units and Performance Awards (“Performance Awards”), based on the fair market value of the underlying shares of common stock as of the date of grant. Expense related to the RSUs is recognized on a straight-line basis over the requisite service period of the award, which generally equals the vesting period. Expense related to the Performance Awards and Performance-Vesting RSUs is recognized under the graded vesting method over the requisite service period of the award, which results in the recognition of a larger portion of the expense during the beginning of the vesting period than in the end of the vesting period. We estimate the probable number of shares of common stock that will be granted until the achievement of the performance goals is known.
The date of grant is the date at which we and the employee reach a mutual understanding of the key terms and conditions of the award, appropriate approvals are received by approval by the equity incentive committee of the board of directors and we become contingently obligated to issue equity instruments to the employee who renders the requisite service.

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
All stock option awards to non-employees are accounted for at the fair value of the consideration received or the fair value of the equity instrument issued, as calculated using the Black-Scholes option-pricing model. The measurement of stock-based compensation for non-employees is subject to periodic adjustments based on changes in fair value as the options vest, and the expense is recognized over the period services are rendered.
The following table summarizes the assumptions used in the Black-Scholes option-pricing model relating to stock options in the years ended December 31, 2015, 2014, and 2013:

Year ended December 31,
	2015	2014	2013
Stock option plans:
Risk-free interest rate	1.50-1.96%	1.55-2.02%	0.95-1.87%
Expected life of options (in years)	5.00-6.08	5.27-6.08	5.27-6.08
Expected dividend yield	—%	—%	—%
Volatility	48-49%	49-53%	50-52%
Employee Stock Purchase Plan:
Risk-free interest rate	0.13-0.24%	0.05-0.08%	0.05-0.13%
Expected life of options (in years)	0.5	0.5	0.5
Expected dividend yield	—%	—%	—%
Volatility	35-44%	38-39%	36-37%
Goodwill and Intangible Assets
Goodwill and intangible assets are stated at cost less accumulated amortization, as appropriate. Intangible assets include developed technology, trade names, and customer lists and contracts. Intangible assets with finite lives are amortized on a straight-line basis over the estimated periods of benefit, generally two to nine years. Goodwill and intangible assets with indefinite lives are not amortized, but tested for impairment at least annually, or whenever changes in circumstances indicate that the carrying amount of the goodwill or indefinite-lived intangible assets may not be recoverable. Intangible assets with finite lives are tested for impairment whenever changes in circumstances indicate that the carrying amount of the finite-lived intangible assets may not be recoverable. Goodwill impairment tests are performed at the reporting unit level, which is the company as a whole, using a two-step, fair-value approach. Intangible asset impairment tests consist of a comparison of the fair value of an intangible asset with its carrying amount.
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
We assess the impairment of identifiable intangible assets whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. An impairment loss would be recognized when the sum of the undiscounted estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Such impairment loss would be measured as the difference between the carrying amount of the asset and its fair value. Cash flow assumptions are based on historical and forecasted revenue, operating costs, and other relevant factors.
During the fourth quarter of 2014, we identified certain indicators of impairment for both the customer relationships and developed technology acquired in the MortgageCEO acquisition. Specifically, we determined we would need to make additional investments in the Encompass CRM product in order to attract new customers (which were not expected and therefore not contemplated in the valuation of customer relationships and developed technology in the purchase price allocation at the acquisition date), which resulted in a significant delay in our ability to release an integrated Encompass CRM product to our customers. As a result, we incurred a non-cash impairment charge of $0.3 million to customer relationships and a non-cash impairment charge of $1.7 million to developed technology, which were included in sales and marketing expenses and research and development expenses, respectively, in the consolidated statements of comprehensive income for the year ended December 31, 2014.

In October 2015, we acquired substantially all of the assets of Mortgage Returns, LLC, and as a result of the acquisition we will no longer utilize the acquired MortgageCEO technology and will migrate the existing customers of the MortgageCEO technology to the Mortgage Returns CRM platform in 2016. As a result, we recorded a non-cash impairment charge of $0.6 million to developed technology, which were included in research and development expenses, respectively, in the consolidated statements of comprehensive income for the year ended December 31, 2015.
If management’s estimates of future operating results change, or if there are changes to other assumptions, the estimate of the fair value of our acquired product rights and other identifiable intangible assets could change significantly. Such change could result in impairment charges in future periods, which could have a significant impact on our operating results and financial condition.
Fair Value of Investments
All of our investments that have maturities of greater than 90 days are classified as available-for-sale and are carried at fair value. We invest excess cash primarily in investment-grade interest-bearing securities, such as money market accounts, certificates of deposit, commercial paper, corporate bonds, municipal and government agency obligations, and guaranteed obligations of the U.S. government. Fair value is determined based on quoted market rates when observable or utilizing data points that are observable, such as quoted prices, interest rates, and yield curves. The cost of available-for-sale marketable securities sold is based on the specific identification method. Unrealized gains and losses are reported in stockholders’ equity as accumulated other comprehensive (income) loss. Realized gains and losses are included in other income (expense), net. Interest and dividends are included in other income (expense), net when they are earned.
At December 31, 2015, our assets measured and recorded at fair value on a recurring basis included $6.8 million of money market funds and $104.4 million of marketable debt instruments. Of these marketable debt instruments, $19.4 million was classified as Level 1 and $85.0 million as Level 2. All of our money market funds are classified as Level 1. When determining fair value, we consider the principal or most advantageous market in which we would transact, and we consider assumptions that market participants would use when pricing the asset or liability. For further information, see “Fair Value of Financial Instruments” in Notes 2 and 4 of the Notes to Consolidated Financial Statements.
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
We had no investments classified as Level 3 at December 31, 2015.
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
Software and Website Development Costs
We capitalize internal and external costs incurred to develop internal-use software and website applications. Capitalized internal costs include salaries, benefits, and stock-based compensation charges for employees that are directly involved in developing the software or website application, and depreciation of assets used in the development process. Capitalized external costs include third-party consultants involved in the development process, as well as other direct costs incurred as part of the development process.
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
Internal-developed core software is amortized on a straight-line basis over its estimated useful life, generally three to five years. Amortization of product related internal-use software and website applications is typically recorded to cost of revenues, and amortization of other internal-use software and website applications is typically recorded to the operating expense line to which it most closely relates. Our management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. The capitalized costs are included in the property and equipment, net line in the accompanying consolidated balance sheets. For the years ended December 31, 2015, 2014 and 2013, we capitalized software and website application development costs of $29.4 million, $15.9 million and $5.1 million, respectively.
During the year ended December 31, 2014, the Company recorded a $0.7 million impairment loss on the write-off of internal-use software. There were no such write-offs during the years ended December 31, 2015 and 2013.
Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Revenues	$253,937	$161,537	$128,481
Cost of revenues(1)	84,208	46,283	32,630
Gross profit	169,729	115,254	95,851
Operating expenses:
Sales and marketing(1)	38,208	26,544	21,331
Research and development(1)	40,451	28,228	24,695
General and administrative(1)	57,212	39,361	30,853
Total operating expenses	135,871	94,133	76,879
Income from operations	33,858	21,121	18,972
Other income, net	619	488	460
Income before income taxes	34,477	21,609	19,432
Income tax provision	12,219	6,786	6,114
Net income	$22,258	$14,823	$13,318

(1)	Stock-based compensation included in the above line items:
		Year ended December 31,
		2015	2014	2013
		(in thousands)
	Cost of revenues	$3,218	$1,579	$745
	Sales and marketing	2,752	1,562	1,041
	Research and development	5,431	3,672	3,469
	General and administrative	12,840	7,735	9,004
		$24,241	$14,548	$14,259

	Year ended December 31,
	2015	2014	2013
	(as a percentage of revenues)
Revenues	100.0%	100.0%	100.0%
Cost of revenues	33.2	28.7	25.4
Gross profit	66.8	71.3	74.6
Operating expenses:
Sales and marketing	15.0	16.4	16.6
Research and development	15.9	17.5	19.2
General and administrative	22.5	24.4	24.0
	53.4	58.3	59.8
Income from operations	13.4	13.0	14.8
Other income, net	0.2	0.3	0.4
Income before income taxes	13.6	13.3	15.2
Income tax provision	4.8	4.2	4.8
Net income	8.8%	9.1%	10.4%
Revenues
The following table sets forth our revenues by type for the periods presented:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Revenue by type:
On-demand	$249,571	$154,315	$118,555
On-premise	4,366	7,222	9,926
Total	$253,937	$161,537	$128,481

	Year ended December 31,
	2015	2014	2013
	(as a percentage of revenues)
Revenue by type:
On-demand	98%	96%	92%
On-premise	2%	4%	8%
Total	100%	100%	100%
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014. Total revenues increased $92.4 million, or 57.2%, for the year ended December 31, 2015 as compared to the same period of 2014.
On-demand revenues increased by $95.3 million, or 61.7%, during the year ended December 31, 2015, consisting primarily of a $54.3 million increase in SaaS Encompass revenues. The increase in SaaS Encompass revenue resulted partially from a $26.6 million, or 34.0% increase in base fees due to a 31.4% increase in contracted SaaS Encompass users as of December 31, 2015 compared to the same period in 2014. In addition, SaaS Encompass revenue increased by $27.7 million due to additional closed loan fees, which are assessed for loans closed in excess of base fees under our Success-Based Pricing model. The closed loan fee increases were driven by higher mortgage origination volumes, and resulted in a 7.8% increase in SaaS Encompass revenue per average active SaaS Encompass user.
Additional contributors to the growth in on-demand revenues were a $12.7 million increase in revenues from AllRegs products and services primarily due to the fact that AllRegs was included in revenues for three months compared to a full year in 2015, a $12.1 million increase in revenues from network transactions due to increased network usage of third party Credit, Flood, Appraisal, and Title services to process loans, a $6.9 million increase in revenues from professional services driven primarily by training and implementation services provided to new customers and to customers that upgraded from on-premise users to SaaS users, a $5.8 million increase in revenues from other software and services mainly due to an increase in TQL adoption and usage by Encompass users, a $1.9 million increase in revenues from stand-alone Centerwise, and a $1.4 million increase due to revenues from our Mortgage Returns acquisition.
On-premise revenues decreased by $2.9 million for the year ended December 31, 2015 compared to the same period of 2014, primarily due to a $3.1 million decrease in software license and maintenance fees as our on-premise customers converted to SaaS Encompass Success Based Pricing users, offset by $0.2 million in training revenues related to our annual user conference.
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013. Total revenues increased $33.1 million, or 25.7%, for the year ended December 31, 2014 as compared to the same period of 2013.
On-demand revenues increased by $35.8 million, or 30.2%, during the year ended December 31, 2014, consisting primarily of a $22.5 million increase in SaaS Encompass revenues. The increase in SaaS Encompass revenue resulted partially from a $24.9 million, or 46.7% increase in base fees due to a 32.9% increase in contracted SaaS Encompass users as of December 31, 2014 compared to the same period in 2013. The increase in SaaS Encompass revenue was partially offset by a $2.4 million decrease in closed loan fees, which are assessed for loans closed in excess of base fees under our Success-Based Pricing model and a 3.1% decrease in SaaS Encompass revenue per average active SaaS user from $1,367 for the year ended December 31, 2013 to $1,325 for the year ended December 31, 2014. This decrease was caused primarily by fluctuations in transactional volumes and the timing of user additions for the year ended December 31, 2014 compared to the same period of 2013.
Additional contributors to the growth in on-demand revenues were a $6.1 million increase in revenues from professional services driven primarily by implementation and training services provided to new customers and to customers that upgraded from on-premise to SaaS users, a $3.5 million increase in revenues from network transactions due to increased network usage of third party Credit, Flood, Appraisal, and Title services, $2.0 million of revenues from AllRegs products and services, and a $1.5 million increase in revenues from other software and services due to an increase in TQL adoption by Encompass users.
On-premise revenues decreased by $2.7 million for the year ended December 31, 2014 compared to the same period of 2013, primarily due to a $2.5 million decrease in software license and maintenance fees as our on-premise customers converted to SaaS Encompass Success-Based Pricing users.
Gross Profit

	Year ended December 31,
	2015	2014	2013
	(in thousands except percentages)
Gross profit	$169,729	$115,254	$95,851
Gross margin	66.8%	71.3%	74.6%
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014. Gross profit increased by $54.5 million and gross margin percentage decreased by 4.5 percentage points during the year ended December 31, 2015 as compared to the same period in 2014. Revenues increased by $92.4 million and cost of revenues increased by $37.9 million. The decrease in the gross margin percentage for 2015 was primarily the result of an increase in fixed costs associated with headcount added to our implementation, professional services, and customer support organizations, investments we have made in expanding our data centers, substantial investment in our network security infrastructure, depreciation of internal-use software amortization, and amortization of intangible assets acquired in business combinations. The increase in cost of revenues was primarily due to a $16.4 million increase in salaries, employee benefits, and stock-based compensation expenses associated with additional headcount for our professional services and customer support organizations in anticipation of continued increasing demand for our software solutions and additions to headcount from the AllRegs and Mortgage Returns acquisitions, a $5.9 million increase in third-party royalty expenses arising from the increased revenues, a $4.1 million increase in expenses related to our data centers and technology, a $3.6 million increase in depreciation expense related to internal-use software, a $3.1 million increase in temporary staff and consulting costs, a $3.0 million increase in amortization expenses related to the intangible assets acquired from AllRegs in October 2014 and Mortgage Returns in October 2015, which includes the non-cash impairment charge of $0.6 million related to MortgageCEO’s developed technology, and a $1.8 million increase in rent, utilities, travel, and entertainment expenses.
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013. Gross profit increased by $19.4 million and gross margin percentage decreased by 3.3 percentage points during the year ended December 31, 2014 as compared to the same period in 2013. Revenues increased by $33.1 million and cost of revenues increased by $13.7 million. The decrease in the gross margin percentage for 2014 was primarily the result of an increase in fixed costs associated with headcount added to our implementation, professional services, and customer support organizations, investments we have made in expanding our data centers and amortization of intangible assets acquired in business combinations. The increase in cost of revenues was primarily due to a $8.1 million increase in salaries, employee benefits, and stock-based compensation expenses associated with headcount added to our professional services and customer support organizations in anticipation of continued increasing demand for our software solutions and additions to headcount from the AllRegs acquisition, a $2.8 million increase in third-party royalty expenses arising from the increased revenues, a $1.3 million increase in amortization expenses related to the intangible assets acquired from MortgageCEO and AllRegs, and a $1.0 million increase in expenses related to our data centers and technology. The increase in cost of revenues was offset by a $0.8 million decrease in temporary staff and consulting costs.
Sales and Marketing

	Year ended December 31,
	2015	2014	2013
	(in thousands except percentages)
Sales and marketing	$38,208	$26,544	$21,331
Sales and marketing as a % of revenues	15.0%	16.4%	16.6%
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014. Sales and marketing expenses increased by $11.7 million, or 43.9%, for the year ended December 31, 2015 as compared to the same period in 2014. Sales and marketing expenses as a percentage of revenues decreased by 1.4% of revenues. The increase in the sales and marketing expenses were primarily due to a $6.1 million increase in salaries, employee benefits, and stock-based compensation expenses related to increased headcount as we continue to grow our sales and marketing departments in an effort to increase our market share and address anticipated demand for our software solutions and additions to headcount from the AllRegs and Mortgage Returns acquisitions, a $2.7 million increase in commissions paid to our sales representatives arising from increased revenues, and a $1.2 million increase in marketing expenses as a result of our continued efforts to grow our brand and generate demand for our products, a $1.2 million increase in data center, technology, telecom expenses, and travel related expenses.
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013. Sales and marketing expenses increased by $5.2 million, or 24.4%, for the year ended December 31, 2014 as compared to the same period in 2013. Sales and marketing expenses as a percentage of revenues decreased by 0.2% of revenues. The increase in the sales and marketing expenses were primarily due to a $3.9 million increase in salaries, employee benefits, and stock-based compensation expenses related to increased headcount as we continue to grow our sales and marketing departments in an effort to increase our market share and address anticipated demand for our software solutions and additions to headcount from the AllRegs acquisition, as well as a $0.3 million impairment loss on customer relationships acquired from MortgageCEO.
Research and Development

	Year ended December 31,
	2015	2014	2013
	(in thousands except percentages)
Research and development	$40,451	$28,228	$24,695
Research and development as a % of revenues	15.9%	17.5%	19.2%
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014. Research and development expenses increased by $12.2 million, or 43.3%, for the year ended December 31, 2015 compared to the same period in 2014. Research and development expenses as a percentage of revenues decreased by 1.6% of revenues. The increase in the research and development expenses were due to a $19.7 million increase in total research and development costs, primarily driven by salaries, employee benefits, and stock-based compensation expenses related to increased headcount as we continue to invest in our products and services and additions to headcount from the AllRegs and Mortgage Returns acquisitions, offset by $7.5 million due to the capitalization of research and development employee’s compensation expenses related to internal-use software and website development projects to property and equipment. Costs associated with the development of internal-use software and website development are capitalized to property and equipment rather than expensed, and amortized over their respective useful lives when the related assets are placed into service.
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013. Research and development expenses increased by $3.5 million, or 14.3%, for the year ended December 31, 2014 compared to the same period in 2013. Research and development expenses as a percentage of revenues decreased by 1.7% of revenues. The increase in the research and development expenses were due to a $11.8 million increase in total research and development costs, primarily driven by salaries, employee benefits, and stock-based compensation costs from additions to headcount as we continue to invest in our products and services and additions to headcount from the AllRegs acquisition, and a $1.7 million impairment loss recorded on developed technology acquired from MortgageCEO, offset by $8.2 million due to the capitalization of employee compensation expenses related to internal-use software and website development projects to property and equipment. Costs associated with the development of internal-use software and website development are capitalized to property and equipment rather than expensed, and amortized over their respective useful lives when the related assets are placed into service.
 General and Administrative

	Year ended December 31,
	2015	2014	2013
	(in thousands except percentages)
General and administrative	$57,212	$39,361	$30,853
General and administrative as a % of revenues	22.5%	24.4%	24.0%
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014. General and administrative expenses increased by $17.9 million, or 45.4%, for the year ended December 31, 2015 as compared to the same period in 2014. General and administrative expenses as a percentage of revenues decreased by 1.9% of revenues. The increase in the general and administrative expenses was primarily due to a $9.0 million increase in salaries and employee benefits related to increased headcount from hiring and from the Mortgage Returns acquisition, a $5.1 million increase in stock-based compensation expense related to increased headcount and Performance Awards for which expense is recognized on an accelerated basis over the vesting period, as well as changes to the estimated shares of stock-based awards that are expected to vest, a $2.0 million increase in rent and utilities, bank fees, and other charges, a $1.3 million increase related to technology expenses due to increased headcount, and a $1.0 million increase in depreciation expense related mainly to our new office headquarters’ fixed assets, offset by a $0.6 million decrease in professional fees and legal expenses primarily as a result of the amount received from the legal settlement of the arbitration proceeding with the founder of Mortgage CEO.
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013. General and administrative expenses increased by $8.5 million, or 27.6%, for the year ended December 31, 2014 as compared to the same period in 2013. General and administrative expenses as a percentage of revenues increased by 0.4% of revenues. The increase in general and administrative expenses were primarily due to a $5.3 million increase in salaries and employee benefits related to increased headcount, a $1.7 million increase in professional fees and legal expenses in connection with the settlement of a legal claim and a network outage experienced in 2014, a $1.4 million increase in the use of consultants and temporary contractors, and a $0.5 million increase in business tax. The increase in general and administrative expenses were offset by a $1.3 million decrease in stock-based compensation expense primarily relating to Performance Awards for which expense is recognized on an accelerated basis over the vesting period, as well as changes to the estimated shares of stock-based awards that are expected to vest.
Other Income, Net
Other income, net includes imputed interest expense related to capital lease obligations and acquisition holdback liabilities, interest income from notes receivable and investments, and realized gains and losses on sales of investments. The amounts were not significant in the years ended December 31, 2015, 2014, and 2013.
Income Taxes
Income tax provision of $12.2 million in 2015 was primarily due to statutory taxes on pretax income of $34.5 million. Income tax provision of $6.8 million in 2014 was primarily due to statutory taxes on pretax income of $21.6 million. Income tax provision of $6.1 million in 2013 was primarily due to statutory taxes on pretax income of $19.4 million.
Our effective tax rate did not significantly differ from the statutory federal rate during the years ended December 31, 2015, 2014, and 2013, although there were offsetting differences between the effective tax rate and statutory federal rate due to non-deductible items and state taxes, offset by benefits related to federal research and development credits.
The valuation allowance increased by $0.3 million in 2013, increased by $0.8 million in 2014, and increased by $1.0 million in 2015. We continue to maintain a valuation allowance against the deferred tax assets related to certain state research and development tax credits, the realization of which is uncertain as we expect to generate additional such credits at a faster rate than we are able to utilize them. We will continue to assess the need for a valuation allowance on deferred tax assets by evaluating both positive and negative evidence that may exist. Any adjustment to the deferred tax asset valuation allowance will be recorded in the income statement for the periods that the adjustment is determined to be required.
Liquidity and Capital Resources
As of December 31, 2015, we had cash, cash equivalents, and short-term investments of $83.4 million and long-term investments of $55.5 million. Cash and cash equivalents consist of cash and money market accounts. Both short and long-term investments consist of corporate bonds and obligations, certificates of deposit, municipal obligations, U.S. government notes, and U.S. government agency securities.
We believe that our existing cash, cash equivalents, and short-term investments will be sufficient to fund capital expenditures, operating expenses and other cash requirements for at least the next 12 months. We may enter into acquisitions in the future, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
The following table sets forth our statement of cash flows data for the periods presented:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Net cash provided by operating activities	$87,230	$40,598	$28,959
Net cash used in investing activities	$(66,349)	$(61,237)	$(52,314)
Net cash provided by (used in) financing activities	$(13,241)	$13,933	$12,703
Net increase (decrease) in cash and cash equivalents	$7,640	$(6,706)	$(10,652)
Operating Activities
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014. Cash provided by operating activities increased by $46.6 million from $40.6 million in 2014 to $87.2 million in 2015. In the consolidated statements of cash flows, cash provided by operating activities is presented as net income adjusted for non-cash items and changes in operating assets and liabilities. Net income increased by $7.4 million for the year ended December 31, 2015 as compared to the same period in 2014. The net contribution of non-cash items to cash provided by operating activities increased by $10.9 million for the year ended December 31, 2015 as compared to the same period in 2014. The net contribution of changes in operating assets and liabilities to cash provided by operating activities increased by $28.3 million for the year ended December 31, 2015 as compared to the same period in 2014.
The $10.9 million increase in the net contribution of non-cash items to cash provided by operating activities was primarily due to a $9.7 million increase in stock-based compensation expense due to increased headcount, a $5.2 million increase in depreciation from data center equipment, internal-use software, leasehold improvements, and furniture and fixtures placed into service, a $2.4 million increase in amortization of intangible assets as a result of the acquisition of AllRegs and Mortgage Returns, a $1.9 million increase in deferred income taxes, offset by a $5.5 million decrease in excess tax benefits from stock-based compensation, and a $1.4 million change in non-cash impairment loss on intangible assets acquired from MortgageCEO.
Changes in operating assets and liabilities resulted in a net increase of $28.3 million to cash provided by operating activities in the year ended December 31, 2015 as compared to the same period in 2014. Our net accounts receivable balance fluctuates from period to period, depending on the amount and timing of sales and billing activity, our customers’ payment method, and cash collections. The change in prepaid expenses and other current assets was primarily due to the timing of payments for internal-use software. The change in deposits and other assets was due to increased deferred commission expenses associated with continuing sales of our products and timing of the payment for internal-use software. The change in accounts payable and accrued and other liabilities was due to an increase in compensation costs associated with increased headcount as well as the timing of additional liabilities and payments in general, and does not reflect any significant change in the nature of accrued liabilities. The increase in deferred revenue is primarily the result of continued sales of subscriptions following the acquisition of Mortgage Returns and AllRegs and increase in sales of professional services and training, offset by a decrease in undelivered software maintenance as more customers adopt our SaaS platform which does not include the sale of stand-alone maintenance.
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
The $10.6 million increase in the net contribution of non-cash items to cash provided by operating activities was primarily due to a $4.8 million increase to cash from the realization of deferred taxes, a $2.0 million non-cash impairment loss on intangible assets acquired from MortgageCEO, a $1.3 million increase from the amortization of intangible assets as a result of the MortgageCEO and AllRegs acquisitions, and a $1.1 million increase from excess tax benefits from the exercise of stock options that were reclassified from operating activities to financing activities.

Changes in operating assets and liabilities resulted in a net decrease of $0.5 million to cash provided by operating activities in the year ended December 31, 2014 as compared to the same period in 2013. Our net accounts receivable balance fluctuates from period to period, depending on the amount and timing of sales and billing activity, our customers’ payment method, and cash collections. The change in prepaid expenses and other current assets was primarily due to the timing of payments for internal-use software. The change in deposits and other assets was due to deferred commission expenses and timing of the payment for internal-use software. The change in accounts payable and accrued and other liabilities was due to the timing of additional liabilities and payments in general, and does not reflect any significant change in the nature of accrued liabilities. The increase in deferred revenue is primarily the result of continued sales of publishing subscriptions following the acquisition of AllRegs as well as an increase in sales of professional services, offset by a decrease in undelivered software maintenance as more customers adopt our SaaS platform which does not include the sale of stand-alone maintenance.
Investing Activities
Our primary investing activities have consisted of purchases and maturities of investments, purchases of property and equipment (including costs incurred to develop internal-use software), and payments for acquisitions (including holdback payments). Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations and the timing of our internal-use software projects subject to capitalization. We plan to continue to increase investments in hardware and software to support our growth and corporate infrastructure as well as the next generation Encompass platform, and we intend to continue pursuing strategic acquisitions.
Cash used in investing activities of $66.3 million for the year ended December 31, 2015 was primarily the result of $52.3 million for purchases of property and equipment and costs incurred to develop internal-use software and website applications, cash payments of $16.4 million for the Mortgage Returns acquisition, offset in part by $2.4 million net proceeds from maturities of investments.
Cash used in investing activities of $61.2 million for the year ended December 31, 2014 was the result of $19.8 million for purchases of property and equipment and costs incurred to develop internal-use software and website applications, $6.8 million, in net purchases of investments, cash payments of $28.1 million and $4.5 million for the AllRegs and MortgageCEO acquisitions, respectively, and the final $2.0 million payment of the holdback from the acquisition of Del Mar Datatrac, Inc.
Cash used in investing activities of $52.3 million for the year ended December 31, 2013 was the result of $44.2 million in net purchases of investments, $6.1 million for purchases of property and equipment and costs to develop internal-use software and website applications and $3.0 million in scheduled payments of holdback from the 2011 acquisition of Del Mar Datatrac, Inc.
Financing Activities
Financing activities have consisted primarily of cash provided from the exercise of stock options and purchases under the employee stock purchase plan and excess tax benefits from stock-based compensation, reduced by the payments related to capital lease obligations, repurchases of common stock and tax payments related to shares withheld for vested restricted stock units, or RSUs. In May 2014, our board of directors approved a stock repurchase program under which we are authorized to repurchase up to $75.0 million of our common stock over a 36-month period, $43.5 million of which remains available as of December 31, 2015. Under the program, purchases may be made from time to time on the open market, and will be funded from available working capital.
Cash used by financing activities of $13.2 million for the year ended December 31, 2015 consisted primarily of $31.5 million in common stock repurchases, payments on capital leases of $3.7 million, and tax payments of $3.6 million related to shares withheld for vested RSUs, offset in part by $14.2 million in proceeds from the exercise of stock options and $11.4 million in excess tax benefits from stock-based compensation.
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
Cash provided by financing activities of $12.7 million for the year ended December 31, 2013 consisted primarily of $6.5 million in proceeds from the exercise of stock options and $7.0 million in excess tax benefits from employee exercises of stock options.
Off Balance Sheet Arrangements
As of December 31, 2015, we had no off-balance sheet arrangements and operating leases were the only financing arrangements not reported on our consolidated financial statements.

Contractual Obligations
At December 31, 2015, our contractual payment obligations are as follows:

	Payment due by period (as of December 31, 2015)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Capital lease obligations	$4,605	$3,899	$706	$—	$—
Operating lease obligations	44,554	4,639	9,830	9,678	20,407
Purchase obligations	13,645	10,086	3,559	—	—
Total	$62,804	$18,624	$14,095	$9,678	$20,407
Purchase obligations are associated with agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum services to be used; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations include noncancellable contractual obligations for the purchase of services, licenses of third-party software, and construction commitments. Obligations under contracts that we can cancel without a significant penalty are not included in the table above. See Note 8 of the Notes to Consolidated Financial Statements.
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
Our investments include cash, cash equivalents, and both short-term and long-term investments including investment-grade interest-bearing securities, such as money market accounts, certificates of deposit, commercial paper, corporate bonds, municipal and government agency obligations, and guaranteed obligations of the U.S. government. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments.
A hypothetical increase in interest rates of 1.0% would have resulted in a decrease in the fair value of our investment portfolio of $1.3 million as of December 31, 2015. The fluctuations in fair value of our investment portfolio reflect only the direct impact of the change in interest rates. Other economic variables, such as equity market fluctuations and changes in relative credit risk, could result in a significantly higher decline in the fair value of our net investment position. For further information on how credit risk is factored into the valuation of our investment portfolio see Note 4 of the Notes to Consolidated Financial Statements.
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

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Ellie Mae, Inc.
We have audited the accompanying consolidated balance sheets of Ellie Mae, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ellie Mae, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP
San Francisco, CA
February 25, 2016

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Ellie Mae, Inc.
We have audited the internal control over financial reporting of Ellie Mae, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Mortgage Returns, LLC whose financial statements reflect total assets and revenues constituting less than one and one percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2015. As indicated in Management’s Report, Mortgage Returns, LLC was acquired during 2015. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Mortgage Returns, LLC.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control - Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2015, and our report dated February 25, 2016 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP
San Francisco, CA
February 25, 2016

Ellie Mae, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$34,396	$26,756
Short-term investments	48,975	49,352
Accounts receivable, net of allowances for doubtful accounts of $124 and $66 as of December 31, 2015 and December 31, 2014, respectively	28,568	20,403
Prepaid expenses and other current assets	9,874	16,021
Total current assets	121,813	112,532
Property and equipment, net	81,360	28,694
Long-term investments	55,473	58,679
Intangible assets, net	22,810	21,452
Deposits and other assets	8,888	3,425
Goodwill	74,547	65,338
Total assets	$364,891	$290,120
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,911	$6,726
Accrued and other current liabilities	37,307	16,822
Acquisition holdback, net of discount	—	522
Deferred revenue	15,864	9,729
Total current liabilities	63,082	33,799
Leases payable, net of current portion	685	443
Other long-term liabilities	10,273	2,994
Total liabilities	74,040	37,236
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.0001 par value per share; 140,000,000 authorized shares, 29,566,511 and 28,907,147 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	3	3
Additional paid-in capital	285,342	242,527
Accumulated other comprehensive loss	(257)	(95)
Retained earnings	5,763	10,449
Total stockholders’ equity	290,851	252,884
Total liabilities and stockholders’ equity	$364,891	$290,120
See accompanying notes to these consolidated financial statements.

Ellie Mae, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except share and per share amounts)

	Year ended December 31,
	2015	2014	2013
Revenues	$253,937	$161,537	$128,481
Cost of revenues	84,208	46,283	32,630
Gross profit	169,729	115,254	95,851
Operating expenses:
Sales and marketing	38,208	26,544	21,331
Research and development	40,451	28,228	24,695
General and administrative	57,212	39,361	30,853
Total operating expenses	135,871	94,133	76,879
Income from operations	33,858	21,121	18,972
Other income, net	619	488	460
Income before income taxes	34,477	21,609	19,432
Income tax provision	12,219	6,786	6,114
Net income	$22,258	$14,823	$13,318
Net income per share of common stock:
Basic	$0.76	$0.53	$0.50
Diluted	$0.72	$0.50	$0.47
Weighted average common shares used in computing net income per share of common stock:
Basic	29,179,352	27,858,828	26,581,962
Diluted	30,842,584	29,593,873	28,502,403

Net income	$22,258	$14,823	$13,318
Other comprehensive income (loss), net of taxes:
Unrealized gain (loss) on investments	(162)	(61)	31
Comprehensive income	$22,096	$14,762	$13,349
 See accompanying notes to these consolidated financial statements.

Ellie Mae, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Earnings (Deficit)	Equity
Balances, December 31, 2012	26,058,533	$3	$184,616	$(65)	$(17,692)	$166,862
Issuance of common stock under stock incentive plans	1,462,566	—	4,623	—	—	4,623
Shares withheld for employee taxes related to vested restricted stock units	(6,344)	—	(174)	—	—	(174)
Issuance of common stock under employee stock purchase plan	109,270	—	1,922	—	—	1,922
Stock-based compensation	—	—	14,390	—	—	14,390
Excess tax benefit from exercise of stock options	—	—	6,955	—	—	6,955
Unrealized gains on investments	—	—	—	31	—	31
Net income	—	—	—	—	13,318	13,318
Balances, December 31, 2013	27,624,025	3	212,332	(34)	(4,374)	207,927
Issuance of common stock under stock incentive plans	1,210,435	—	7,537	—	—	7,537
Shares withheld for employee taxes related to vested restricted stock units	(29,424)	—	(902)	—	—	(902)
Issuance of common stock under employee stock purchase plan	102,111	—	2,624	—	—	2,624
Stock-based compensation	—	—	15,084	—	—	15,084
Excess tax benefit from exercise of stock options	—	—	5,852	—	—	5,852
Unrealized losses on investments	—	—	—	(61)	—	(61)
Net income	—	—	—	—	14,823	14,823
Balances, December 31, 2014	28,907,147	3	242,527	(95)	10,449	252,884
Issuance of common stock under stock incentive plans	1,109,013	—	10,094	—	—	10,094
Shares withheld for employee taxes related to vested restricted stock units	(56,797)	—	(3,552)	—	—	(3,552)
Issuance of common stock under employee stock purchase plan	110,598	—	4,105	—	—	4,105
Stock-based compensation	—	—	25,367	—	—	25,367
Excess tax benefit from exercise of stock options	—	—	11,387	—	—	11,387
Stock repurchase	(503,450)	—	(4,586)	—	(26,944)	(31,530)
Unrealized losses on investments	—	—	—	(162)	—	(162)
Net income	—	—	—	—	22,258	22,258
Balances, December 31, 2015	29,566,511	$3	$285,342	$(257)	$5,763	$290,851
See accompanying notes to these consolidated financial statements.

Ellie Mae, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,258	$14,823	$13,318
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,842	5,605	4,727
Provision for uncollectible accounts receivable	31	1	32
Amortization of intangible assets	5,180	2,779	1,442
Impairment loss on intangible assets	562	1,968	—
Amortization of discount related to acquisition holdback	—	36	106
Legal settlement	(522)	—	—
Stock-based compensation expense	24,241	14,548	14,259
Excess tax benefit from exercise of stock options	(11,387)	(5,852)	(6,955)
Impairment and loss on sale of property and equipment	97	693	—
Deferred income taxes	2,255	395	(4,364)
Amortization of investment premium	1,033	1,280	1,614
Changes in operating assets and liabilities:
Accounts receivable	(7,974)	(8,380)	(2,303)
Prepaid expenses and other current assets	1,381	(4,867)	4,219
Deposits and other assets	(1,985)	(1,146)	(1,353)
Accounts payable	290	2,675	907
Accrued, other current and other liabilities	35,079	13,436	3,437
Deferred revenue	5,849	2,604	(127)
Net cash provided by operating activities	87,230	40,598	28,959
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(24,768)	(6,813)	(1,823)
Acquisition of internal-use software	(27,608)	(13,021)	(4,269)
Proceeds from sale of property and equipment	58	—	—
Purchases of investments	(60,816)	(64,748)	(101,121)
Maturities of investments	63,204	57,986	56,899
Cash paid for acquisitions, net of cash acquired	(16,419)	(34,641)	(3,000)
Other investing activities, net	—	—	1,000
Net cash used in investing activities	(66,349)	(61,237)	(52,314)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capital lease obligations	(3,745)	(1,178)	(624)
Proceeds from issuance of common stock under employee stock plans	14,199	10,161	6,546
Payments for repurchase of common stock	(31,530)	—	—
Tax payments related to shares withheld for vested restricted stock units	(3,552)	(902)	(174)
Excess tax benefit from stock-based compensation	11,387	5,852	6,955
Net cash provided by (used in) financing activities	(13,241)	13,933	12,703
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,640	(6,706)	(10,652)
CASH AND CASH EQUIVALENTS, Beginning of period	26,756	33,462	44,114
CASH AND CASH EQUIVALENTS, End of period	$34,396	$26,756	$33,462

Ellie Mae, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)
(in thousands)

	Year ended December 31,
	2015	2014	2013
Supplemental disclosure of cash flow information:
Cash paid for interest	$133	$40	$268
Cash paid for income taxes	$104	$126	$4,582
Supplemental disclosure of non-cash investing and financing activities:
Fixed asset purchases not yet paid	$3,662	$921	$884
Stock-based compensation capitalized to property and equipment	$1,126	$534	$131
Acquisition of property and equipment under capital leases	$6,998	$1,269	$1,271
See accompanying notes to these consolidated financial statements.

Ellie Mae, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1—Description of Business
Ellie Mae, Inc. (“Ellie Mae,” “the Company,” “we,” “our” or “us”) is a leading provider of innovative on-demand software solutions and services for the residential mortgage industry in the United States. The Company’s Encompass all-in-one mortgage management solution provides one system of record that allows banks, credit unions, and mortgage lenders to originate and fund mortgages and improve compliance, loan quality, and efficiency.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management evaluates estimates on a regular basis including those relating to revenue recognition, allowance for doubtful accounts, goodwill, intangible assets, valuation of deferred income taxes, stock-based compensation, and unrecognized tax benefits, among others. Actual results could differ from those estimates and such differences may have a material impact on the Company’s consolidated financial statements and footnotes.
Cash and Cash Equivalents
All highly liquid investments with original maturities of 90 days or less are considered to be cash equivalents. Cash equivalents are recorded at cost, which approximates fair value.
Fair Value of Financial Instruments
The fair values of the Company’s cash equivalents, accounts receivable, and accounts payable approximate their carrying values due to the short maturities of the instruments. The fair value of the Company’s capital lease obligations approximates the carrying value due to the terms continuing to approximate prevailing market terms.
All of the Company’s investments that have maturities of greater than 90 days are classified as available-for-sale and are carried at fair value. The Company invests excess cash primarily in investment-grade interest-bearing securities, such as money market accounts, certificates of deposit, commercial paper, corporate bonds, municipal and government agency obligations, and guaranteed obligations of the U.S. government. Fair value is determined based on quoted market rates when observable or utilizing data points that are observable, such as quoted prices, interest rates, and yield curves. The cost of available-for-sale marketable securities sold is based on the specific identification method. Unrealized gains and losses are reported in stockholders’ equity as accumulated other comprehensive (income) loss. Realized gains and losses are included in other income (expense), net. Interest and dividends are included in other income (expense), net when they are earned.
Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable consist of amounts billed to customers in connection with sales of services. The Company analyzes individual trade accounts receivable by considering historical bad debts, customer creditworthiness, current economic trends, changes in customer payment terms, and collection trends when evaluating the adequacy of the allowance for doubtful accounts. Allowances for doubtful accounts are recognized in the period in which the associated receivable balance is not considered recoverable. Any change in the assumptions used in analyzing accounts receivable may result in changes to the allowance for doubtful accounts and is recognized in the period in which the change occurs. The Company writes off a receivable when all rights, remedies, and recourses against the account and its principals are exhausted and records a benefit when previously reserved accounts are collected.
Concentration of Credit Risk
The financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments, and accounts receivable. The Company’s cash and cash equivalents are deposited with major financial institutions in the United States. At times, such deposits may be in excess of federally insured limits. Management believes that the Company’s investments in cash equivalents and available-for-sale investments are financially sound. The Company’s accounts receivable are derived from revenue earned from customers located in the United States. The Company had no customers that represented 10% or more of revenues for the years ended December 31, 2015, 2014, and 2013. No customer represented more than 10% of accounts receivable as of December 31, 2015 and 2014.
Software and Website Development Costs
The Company capitalizes internal and external costs incurred to develop internal-use software and website applications. Capitalized internal costs include salaries, benefits, and stock-based compensation charges for employees that are directly involved in developing the software or website application, and depreciation of assets used in the development process. Capitalized external costs include third-party consultants involved in the development process, as well as other direct costs incurred therein.
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
Internal-developed core software is amortized on a straight-line basis over its estimated useful life, generally three to five years. Amortization of product related internal-use software and website applications is typically recorded to cost of revenues, and amortization of other internal-use software and website applications is typically recorded to the operating expense line to which it most closely relates. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. The capitalized costs are included in property and equipment, net in the accompanying consolidated balance sheets. For the years ended December 31, 2015, 2014 and 2013, the Company capitalized software and website application development costs of $29.4 million, $15.9 million, and $5.1 million, respectively.
During the year ended December 31, 2014, the Company recorded a $0.7 million impairment loss on the write-off of internal-use software. There were no such write-offs during the years ended December 31, 2015 and 2013.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation and are depreciated on a straight-line basis over their estimated useful lives, which is generally three to seven years. Leasehold improvements are amortized on a straight-line basis over their estimated useful lives or over the term of the lease, whichever is shorter.
Business Combinations
The Company recognizes and measures the identifiable assets acquired in a business combination, the liabilities assumed and any non-controlling interest in the acquiree, at their fair values as of the acquisition date. The Company recognizes contingent consideration arrangements at their acquisition-date fair values with subsequent changes in fair value reflected in earnings, recognizes pre-acquisition loss and gain contingencies at their acquisition-date fair values (with certain exceptions), capitalizes in-process research and development assets and expenses acquisition-related transaction costs as incurred. Due to the inherent uncertainty in the estimates and assumptions used by the Company in its fair value measurements, recorded amounts may be subject to refinement. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of assets acquired and liabilities assumed, with the corresponding offset to goodwill. Any subsequent adjustments, including changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period, are recognized in earnings rather than as an adjustment to the cost of the acquisition.
Goodwill
The Company records goodwill in a business combination when the consideration paid exceeds the fair value of the identifiable net assets acquired. Goodwill is not amortized, but is tested for impairment at least annually in the fourth quarter of the Company’s fiscal year, or whenever changes in circumstances indicate that the fair value of a reporting unit is less than its carrying amount, including goodwill. The annual test is performed at the reporting unit level using a fair-value based approach. The Company’s operations are organized as one reporting unit. In testing for a potential impairment of goodwill, the Company first compares the net aggregate carrying value of assets and liabilities to the aggregate estimated fair value of the Company. If estimated fair value is less than carrying value, then potential impairment exists. The amount of any impairment is then calculated by determining the implied fair value of goodwill using a hypothetical purchase price allocation. Impairment is equivalent to any excess of goodwill carrying value over its implied fair value. There were no impairment charges related to goodwill during the years ended December 31, 2015, 2014, and 2013.
The process of evaluating the potential impairment of goodwill requires significant judgment at many points during the analysis, including calculating fair value of the reporting unit based on estimated future cash flows and discount rates to be applied.
Intangible Assets
Intangible assets are stated at cost less accumulated amortization. Intangible assets include developed technology, trade names, and customer lists and contracts. Intangible assets with finite lives are amortized on a straight-line basis over the estimated periods of benefit, as follows:

Developed technology	2-5 years
Trade names with finite lives	2-3 years
Customer lists and contracts	4-9 years
The AllRegs tradename is the only intangible asset with an indefinite useful life. The Company evaluates the remaining useful life of indefinite-lived intangible assets each reporting period to determine whether events and circumstances continue to support an indefinite useful life.
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
Revenue Recognition
The Company generates revenue primarily from transaction-based fees and fees for software and related services. On-demand revenue is generated from company-hosted software subscriptions that customers access through the Internet and from customers that pay fees based on a per closed loan, or success, basis subject to monthly base fees, which the Company refers to as Success-Based Pricing. Additionally, on-demand revenue is comprised of software services sold transactionally; Ellie Mae Network transaction fees; education and training, loan product, and guideline data and analytics services under the AllRegs brand; and professional services which include consulting, implementation, and training services. On-premise revenue is generated from maintenance services, sales of customer-hosted software licenses, and related professional services. Sales taxes assessed by governmental authorities are excluded from revenue.
The Company commences revenue recognition when all of the following conditions are satisfied:
•There is persuasive evidence of an arrangement;
•The service has been or is being provided to the customer;
•The collection of the fees is reasonably assured; and
•The amount of fees to be paid by the customer is fixed or determinable.

On-Demand Revenues
Subscription Services and Usage-Based Fee Arrangements. Subscription services and usage-based fee arrangements generally include a combination of the Company’s products delivered as software-as-a-service (“SaaS”) and support services. These arrangements are generally non-cancelable and do not contain refund-type provisions. This revenue typically includes the following:
SaaS Encompass Revenue. The Company offers web-based, on-demand access to Encompass software for a monthly recurring fee. The Company provides the right to access its loan origination software and handles the responsibility of managing the servers, providing security, backing up the data and applying updates. Customers under SaaS arrangements do not take possession of the software at any time during the term of the agreement. Subscription revenue is recognized ratably over the contract terms as subscription services are provided, beginning on the commencement date of each contract, which is the date the Company’s service is made available to customers. Contracts generally range from one year to five years.
Alternatively, customers can elect to pay on a success basis. Success basis contracts generally have a term of one to five years and are subject to monthly base fees, which enable customers to close loans up to a contractually agreed-to minimum number of transactions, and additional closed loan fees, which are assessed for loans closed in excess of the minimum. Revenue is earned from both base fees and additional closed loan fees as the result of the customer’s usage of Encompass. Monthly base fees are recognized over the respective monthly service period as the subscription services are provided. Additional closed loans fees are recognized when the loans are reported as closed. This offering also includes Encompass CenterWise, Encompass Compliance Service, and Encompass Docs Solution as integrated components, which are combined elements of the arrangement that are delivered in conjunction with the SaaS Encompass offering and therefore are not accounted for separately.
Encompass CenterWise Revenue. Encompass CenterWise is a bundled offering of electronic document management (“EDM”) and websites used for customer relationship management. Generally, revenue is recognized for Encompass CenterWise after the service is rendered, except when Encompass CenterWise is automatically included as an integrated component of the SaaS Encompass offering, in which case the associated revenue is recognized as described above.
Services Revenue. The Company provides a variety of mortgage-related and other business services, including automated documentation; fraud detection, valuation, validation, and risk analysis; income verification; marketing and customer relationship management; flood zone certifications; and compliance reports. Services revenue is recognized upon completion of the services.
Transactional Revenue. The Company has entered into agreements with various lenders, service providers and certain government-sponsored entities participating in the mortgage origination process that provide them access to, and ability to interoperate with, mortgage originators on the Ellie Mae Network. Under these agreements, the Company earns transaction fees when transactions are processed through the Ellie Mae Network. Transaction revenue is recognized when there is evidence that the qualifying transactions have occurred on the Ellie Mae Network and collection of the resulting receivable is reasonably assured.
Subscriptions to Online Research and Data Resources: The Company provides mortgage originators and underwriters with access to online databases of various federal and state laws and regulations and forms as well as mortgage investor product guidelines. Subscription fees are recognized ratably over the subscription term as subscription services are provided, which is typically one year.
Professional Services Revenue: Professional services revenue is generally recognized when milestones are achieved for fixed price contracts or as the services are rendered for time and material contracts. The majority of the Company’s professional services contracts are on a fixed price basis. Training revenue is recognized as the services are rendered.
On-Premise Revenue
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
BESP. When the Company is unable to establish a selling price using VSOE or TPE, the Company uses BESP in its allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would transact a sale if the service was sold on a standalone basis. When establishing BESP, the Company reviews company specific factors used to determine list price and makes adjustments as appropriate to reflect current market conditions and pricing behavior. The Company’s process for establishing list price includes assessing the cost to provide a particular product or service, surveying customers to determine market expectations, analyzing customer demographics, and taking into account similar products and services historically sold by the Company. The Company continues to review the factors used to establish list price and adjusts BESP as necessary.
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
Deferred Revenue
Deferred revenue represents billings or payments received in advance of revenue recognition and is recognized as the revenue recognition criteria are met. Balances consist primarily of prepaid subscription services and professional, training, and maintenance services not yet provided as of the balance sheet date. Deferred revenue that will be recognized during the succeeding 12 month period is recorded as current deferred revenue, and the remaining portion is recorded as other long-term liabilities. Long-term deferred revenue at December 31, 2015 and 2014 was not material.
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

During the years ended December 31, 2015, 2014, and 2013, the Company deferred $3.6 million, $2.5 million, and $1.9 million of commission expense, respectively.
At December 31, 2015 and 2014, $5.3 million and $3.3 million of deferred commission remained on our consolidated balance sheets, respectively.
Warranties and Indemnification
The Company provides a warranty for its software products and services to its customers and accounts for its warranties as a contingent liability. The Company’s software is generally warranted to perform substantially as described in the associated product documentation and to satisfy defined levels of uptime reliability. The Company’s services are generally warranted to be performed consistent with industry standards. The Company has not provided for a warranty accrual as of December 31, 2015 or 2014. To date, the Company’s product warranty expense has not been significant.
The Company generally agrees to indemnify its customers against legal claims that the Company’s software products infringe certain third-party intellectual property rights and accounts for its indemnification obligations as a contingent liability. In addition, the Company may also incur liability under its contracts if it breaches its warranties as well as certain data security and/or confidentiality obligations. To date, the Company has not been required to make any payment resulting from either infringement claims asserted against its customers or from claims in connection with a breach of the data security and/or confidentiality obligations in the Company’s contracts. The Company has not recorded a liability for related costs as of December 31, 2015 or 2014.
The Company has obligations under certain circumstances to indemnify each executive officer and member of the Company’s board of directors against judgments, fines, settlements, and expenses related to claims against such executive officer or director and otherwise to the fullest extent permitted under Delaware law and the Company’s bylaws and certificate of incorporation.
Cost of Revenues
The Company’s cost of revenues consists primarily of salaries, benefits and related costs (including stock-based compensation), allocated facilities costs, customer support, data centers, expenses for document preparation, income verification, and compliance services, depreciation on computer equipment used in supporting the Ellie Mae Network, the Company’s SaaS Encompass and Encompass CenterWise offerings, amortization of acquired intangible assets and capitalized internal-use software and website applications directly involved in revenue producing activities and professional services associated with implementation of software.
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
Advertising Expenses
The Company expenses advertising costs as incurred. Advertising expenses for the years ended December 31, 2015, 2014, and 2013 were $0.7 million, $0.4 million, and $0.4 million, respectively.
Stock-Based Compensation
The Company recognizes stock-based compensation related to awards granted under its 2009 Stock Option and Incentive Plan (the “2009 Plan”), 2011 Equity Incentive Award Plan (the “2011 Plan”), and Employee Stock Purchase Plan (“ESPP”).
The Company recognizes compensation expense related to stock option grants that are ultimately expected to vest based on estimated fair values on the date of grant using the Black-Scholes option-pricing model. Such expense is recognized on a straight-line basis over the requisite service period of the award, which generally equals the vesting period.
The Company recognizes compensation expense related to Restricted Stock Units (“RSUs”), Performance-Vesting Restricted Stock Units and Performance Awards (“Performance Awards”) based on the fair market value of the underlying shares of common stock as of the date of grant. Expense related to the RSUs is recognized on a straight-line basis over the requisite service period of the award, which generally equals the vesting period. Expense related to the Performance Awards and Performance-Vesting RSUs is recognized under the graded vesting method over the requisite service period of the award, which results in the recognition of a larger portion of the expense during the beginning of the vesting period than in the end of the vesting period. Management estimates the probable number of shares of common stock that will be granted until the achievement of the performance goals is known.

The date of grant is the date at which the Company and the employee reach a mutual understanding of the key terms and conditions of the award, appropriate approvals are received by approval by the equity incentive committee of the board of directors and the Company becomes contingently obligated to issue equity instruments to the employee who renders the requisite service.
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
All stock option awards to non-employees are accounted for at the fair value of the consideration received or the fair value of the equity instrument issued, as calculated using the Black-Scholes option-pricing model. The measurement of stock-based compensation for non-employees is subject to periodic adjustments based on changes in fair value as the options vest, and the expense is recognized over the period services are rendered.
Other Income (Expense), Net
Other income, net consisted of the following:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Interest income	$712	$556	$650
Net realized gain (loss) on investments	—	1	(55)
Interest expense	(93)	(69)	(135)
Total other income, net	$619	$488	$460
Income Taxes
The Company accounts for income taxes under the asset and liability method, which requires the recognition of taxes payable or refundable for the current year, and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The measurement of current and deferred tax liabilities and assets is based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that the Company believes is more likely than not to be realized. The Company’s determination of its valuation allowance is based upon a number of assumptions, judgments, and estimates, including forecasted earnings, future taxable income, and the relative proportions of revenue and income before taxes in the various jurisdictions in which it operates.
The Company operates in various tax jurisdictions and is subject to audit by various tax authorities. Tax positions are based upon their technical merits, relevant tax law, and the specific facts and circumstances as of each reporting period. Changes in facts and circumstances could result in material changes to the amounts recorded for such tax positions. A tax position is only recognized in the financial statements if it is “more likely than not” to be sustained based solely on its technical merits as of the reporting date. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments that could result in recognition of additional tax benefits or additional charges to the tax provision and may not accurately reflect actual outcomes. The Company has a policy to classify accrued interest and penalties associated with uncertain tax positions together with the related liability, and the expenses incurred related to such accruals are included in the provision for income taxes.
Comprehensive Income
Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net income, specifically unrealized gains (losses) on available-for-sale investments. Except for net realized gain (loss) on investments which was not significant, there were no reclassifications out of accumulated other comprehensive income (loss) that affected net income during the years ended December 31, 2015, 2014, and 2013.
Geographical Information
The Company is domiciled in the United States and had no international operations or sales to customers outside of the United States for the years ended December 31, 2015, 2014, and 2013.

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
In April 2015, the FASB issued ASU No. 2015-05, Intangibles-Goodwill and Other-Internal-Use Software: Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”), which clarifies the circumstances under which a cloud computing customer would account for the arrangement as a license of internal-use software. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The adoption of ASU 2015-05 is not expected to materially impact the Company’s consolidated financial statements.
In September 2015, the FASB issued ASU 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”), which requires that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. The amendments also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is allowed. The Company early adopted ASU 2015-16, which did not impact the Company’s consolidated financial statements.
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. This standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Although ASU 2015-17 isn’t required for public companies to implement until fiscal years beginning after December 15, 2016, early adoption is allowed. The Company early adopted ASU 2015-17 effective December 31, 2015 and classified all of its deferred tax assets and liabilities, along with its valuation allowance as noncurrent on the balance sheet. The Company applied ASU 2015-17 prospectively and did not retroactively adjust any prior period. The adoption had no impact on Company’s consolidated statements of comprehensive income.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which requires the following:

•
equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income;

•	public business entities must use the exit price notion when measuring the fair value of financial instruments for disclosure purposes;

•	a separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables);

•
the elimination of the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost.

This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company has not yet developed an expectation of the impact that adoption will have on its consolidated financial statements.
NOTE 3—Net Income Per Share of Common Stock
Net income per share of common stock is calculated by dividing net income by the weighted average shares of common stock outstanding during the period. Diluted net income per share of common stock is calculated by dividing net income by the weighted average shares of common stock outstanding and potential shares of common stock during the period. Potential shares of common stock include dilutive shares attributable to the assumed exercise of stock options, restricted stock unit awards (“RSUs”), performing-vesting RSUs, performance share awards (“Performance Awards”), and Employee Stock Purchase Plan (“ESPP”) shares using the treasury stock method, if dilutive.

The components of net income per share of common stock were as follows:

	Year ended December 31,
	2015	2014	2013
	(in thousands, except share and per share amounts)
Net income	$22,258	$14,823	$13,318
Basic shares:
Weighted average common shares outstanding	29,179,352	27,858,828	26,581,962
Diluted shares:
Weighted average shares used to compute basic net income per share	29,179,352	27,858,828	26,581,962
Effect of potentially dilutive securities:
Employee stock options, RSUs, performance-vesting RSUs, Performance Awards and ESPP shares	1,663,232	1,735,045	1,920,441
Weighted average shares used to compute diluted net income per share	30,842,584	29,593,873	28,502,403
Net income per share:
Basic	$0.76	$0.53	$0.50
Diluted	$0.72	$0.50	$0.47
The following potential weighted average common shares were excluded from the computation of diluted net income per share, as their effect would have been anti-dilutive:

	Year ended December 31,
	2015	2014	2013
Employee stock options and awards	225,122	624,277	758,900
Performance-vesting RSUs and Performance Awards are included in the diluted shares outstanding for each period if the established performance criteria have been met at the end of the respective periods. However, if none of the required performance criteria have been met for such awards, the Company includes the number of shares that would be issuable if the end of the reporting period were the end of the contingency period. No shares were excluded from the dilutive shares outstanding for the years ended December 31, 2015, 2014 or 2013.
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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis, according to the valuation techniques the Company used to determine their values:

	Fair Value at	Fair Value Measurements Using Inputs Considered as
	December 31, 2015	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$6,788	$6,788	$—	$—
Corporate notes and obligations	28,205	—	28,205	—
Certificates of deposit	12,928	—	12,928	—
Municipal obligations	2,648	—	2,648	—
U.S. government and government agency obligations	60,667	19,429	41,238	—
	$111,236	$26,217	$85,019	$—

	Fair Value at	Fair Value Measurements Using Inputs Considered as
	December 31, 2014	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$3,220	$3,220	$—	$—
Corporate notes and obligations	29,035	—	29,035	—
Certificates of deposit	14,962	—	14,962	—
Municipal obligations	3,155	—	3,155	—
U.S. government and government agency obligations	60,879	16,946	43,933	—
	$111,251	$20,166	$91,085	$—
Financial instruments include cash, cash equivalents, and investments, including investment-grade interest-bearing securities, such as money market accounts, certificates of deposit, commercial paper, corporate bonds, municipal and government agency obligations, and guaranteed obligations of the U.S. government. The Company classifies its money market funds that are specifically backed by debt securities and U.S. government obligations as Level 1 instruments, due to the use of observable market prices for identical securities that are traded in active markets.
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
As of December 31, 2015 and December 31, 2014, the Company did not have any assets or liabilities that were valued using Level 3 inputs. For the years ended December 31, 2015, 2014, and 2013, there were no transfers of financial instruments among Level 1, Level 2 or Level 3 classifications.
For the years ended December 31, 2015, 2014, and 2013, the Company recognized interest income from financial instruments of $0.7 million, $0.6 million, and $0.7 million, respectively. Gross realized gains and gross realized losses from the sale of investments were not significant during the years ended December 31, 2015, 2014, and 2013.

The carrying amounts, gross unrealized gains and losses and estimated fair value of cash and cash equivalents and both short-term and long-term investments consisted of the following:

	December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying or Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$27,608	$—	$—	$27,608
Money market funds	6,788	—	—	6,788
	$34,396	$—	$—	$34,396
Investments:
Corporate notes and obligations	$28,314	$1	$(110)	$28,205
Certificates of deposit	12,945	5	(22)	12,928
Municipal obligations	2,647	1	—	2,648
U.S. government and government agency obligations	60,799	10	(142)	60,667
	$104,705	$17	$(274)	$104,448

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying or Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$23,536	$—	$—	$23,536
Money market funds	3,220	—	—	3,220
	$26,756	$—	$—	$26,756
Investments:
Corporate notes and obligations	$29,071	$4	$(40)	$29,035
Certificates of deposit	14,972	11	(21)	14,962
Municipal obligations	3,149	6	—	3,155
U.S. government and government agency obligations	60,934	18	(73)	60,879
	$108,126	$39	$(134)	$108,031

The following table shows the gross unrealized losses and the related fair values of the Company’s investments that have been in a continuous unrealized loss position:

	December 31, 2015
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Corporate notes and obligations	$23,969	$(99)	$2,514	$(11)	$26,483	$(110)
Certificates of deposit	9,284	(22)	—	—	9,284	(22)
U.S. government, government agency, and municipal obligations	48,394	(139)	1,793	(3)	50,187	(142)
	$81,647	$(260)	$4,307	$(14)	$85,954	$(274)

	December 31, 2014
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Corporate notes and obligations	$19,535	$(40)	$—	$—	$19,535	$(40)
Certificates of deposit	5,735	(21)	—	—	5,735	(21)
U.S. government and government agency obligations	34,899	(73)	—	—	34,899	(73)
	$60,169	$(134)	$—	$—	$60,169	$(134)
The following table summarizes the maturities of the Company’s investments at December 31, 2015:

Carrying or Fair Value
(in thousands)
2016	$48,975
2017	30,771
2018	24,702
Total	$104,448
Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.
NOTE 5—Acquisitions
Mortgage Returns
On October 23, 2015, the Company acquired substantially all the assets of Mortgage Returns, LLC (“Mortgage Returns”), a provider of on-demand customer relationship management, and marketing automation solutions for the mortgage industry. The Company acquired the Mortgage Returns business in order to add functionality to its product offerings. The transaction was accounted for as a business combination and, accordingly, the total purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. The Company expensed all transaction costs, which were insignificant, in the period in which they were incurred.
The total purchase consideration was $16.3 million in cash, of which $2.4 million was placed in escrow to cover closing capital settlement adjustments and any indemnity claims. Any amount remaining in escrow 18 months after the date of acquisition will be paid to the seller.

The allocation of the consideration of $16.3 million to the identifiable tangible and intangible assets acquired and liabilities assumed under the purchase method of accounting, based on their estimated fair values as of the acquisition date, is summarized in the following table (in thousands):

Current assets	$503
Other assets	17
Property, plant, and equipment	423
Intangible assets:
Developed technology	4,500
Order backlog	370
Customer relationships	2,200
Trade name	30
Current liabilities	(324)
Long-term liabilities	(244)
Deferred revenue	(350)
Goodwill	9,209
Total purchase consideration	$16,334
Developed technology consists of the technology underlying Mortgage Returns’ existing products and has an estimated useful life of four years. The value of the developed technology was determined by discounting the estimated net future cash flows of these products.
Customer relationships relate to the Company’s ability to sell existing and future versions of the Company’s products and services to existing Mortgage Returns customers and have an estimated useful life of seven years. The fair value of the customer relationships was determined by using an income approach, in which fair value was determined using discounted cash flows associated with lost revenue and lost profits over the life of the customer relationships.
Trade name represents the right to use the Mortgage Returns’ name and has a useful life of one year. The fair value of the trade name was determined by estimating the benefit from owning the asset rather than paying a royalty to a third party for the use of the asset.
Order backlog represents estimated net discounted future cash flows associated with service contracts that were outstanding as of the acquisition date and expected to be executed within four years.
Goodwill, which is deductible for tax purposes, represents the excess of the purchase price over the fair value of the identifiable assets acquired. Among the factors that contributed to a purchase price in excess of the fair value of the identifiable assets was the acquisition of an assembled workforce and synergies between the Company’s products and Mortgage Return’s products.
Mortgage Returns’ results of operations since the closing date of October 23, 2015, have been included in the Company’s consolidated statements of comprehensive income for the year ended December 31, 2015. If the acquisition had occurred as of January 1, 2014, the impact on reported revenues and earnings of the Company for the years ended December 31, 2015 and 2014 would not have been significant.
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
The total purchase consideration was $5.0 million in cash, of which $4.5 million was paid at the time of closing. The remaining $0.5 million (the “holdback funds”) was retained from the purchase consideration to cover working capital adjustments and any indemnity claims. The holdback amount was applied to an arbitration settlement reached with the founder of MortgageCEO resulting in a credit to general and administrative expenses in the consolidated statements of comprehensive income for the year ended December 31, 2015. See Note 8.

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
Developed technology consists of the technology underlying MortgageCEO’s existing products and had an estimated useful life of 5 years. The value of the developed technology was determined by discounting the estimated net future cash flows of these products.
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
As described in Note 6, the Company recorded a non-cash impairment charge of $0.3 million to customer relationships and $1.7 million to developed technology for the year ended December 31, 2014 and a non-cash impairment charge of $0.6 million to developed technology for the year ended December 31, 2015.
AllRegs
On October 1, 2014, the Company acquired substantially all the assets of Mortgage Resource Center, Inc. (dba AllRegs) (“AllRegs”), a provider of research and reference, education, documentation, and data analytics products relating to the mortgage industry. The Company acquired the AllRegs business in order to strengthen the Company’s products through product integration and to introduce new products related to training, compliance management systems and product eligibility. The transaction was accounted for as a business combination and, accordingly, the total purchase price was allocated to the assets acquired based on their respective fair values. The Company expensed all transactions costs, which were insignificant, in the period in which they were incurred.
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

NOTE 6—Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	December 31,
	2015	2014
	(in thousands)
Prepaid expenses	$8,518	$5,667
Income tax receivable	509	1,892
Deferred tax assets, net	—	5,132
Other receivables	847	3,330
	$9,874	$16,021

Property and Equipment
Property and equipment, net, consisted of the following:

	December 31,
	2015	2014
	(in thousands)
Computer equipment and software(1)	$55,928	$24,014
Furniture and fixtures	5,292	1,929
Leasehold improvements	14,405	2,289
Property and equipment	75,625	28,232
Accumulated depreciation and amortization	(28,552)	(17,838)
Net property and equipment	47,073	10,394
Internal-use software and other assets not placed in service	34,287	18,300
	$81,360	$28,694
________
(1) Certain reclassifications of prior period amounts have been made to conform to the current period presentation, such reclassification did not materially change previously reported consolidated financial statements.
At December 31, 2015 and 2014, the Company had unamortized internal-use software costs of $47.0 million and $19.9 million, respectively. Amortization of internal-use software for the years ended December 31, 2015, 2014, and 2013 was $2.4 million, $0.7 million, and $0.1 million, respectively.
The cost of property and equipment at December 31, 2015 included a total of $8.7 million of computer equipment and $1.5 million of software under capital leases. Accumulated amortization relating to computer equipment and software under capital leases totaled $3.4 million at December 31, 2015. The cost of property and equipment at December 31, 2014 included a total of $2.0 million of computer equipment and $0.5 million of software under capital leases. Accumulated amortization relating to computer equipment and software under capital leases totaled $0.9 million at December 31, 2014.
Depreciation expense for the years ended December 31, 2015, 2014, and 2013 was $10.8 million, $5.6 million, and $4.7 million, respectively. Amortization of assets under capital leases, which is included in depreciation expense, was $2.5 million, $0.7 million, and $0.5 million for the years ended December 31, 2015, 2014, and 2013.
During the year ended December 31, 2015, the Company recorded a $0.1 million loss on the sale of fixed assets. During the year ended December 31, 2014, the Company recorded a $0.7 million impairment loss to general and administrative expenses on the write-off of internal-use software. There were no such write-offs during the year ended December 31, 2013.

Intangible Assets
Intangible assets, net, consisted of the following:

	December 31, 2015
	Gross carrying amount	Accumulated amortization	Net intangibles	Weighted Average Remaining Useful Life
	(in thousands)			(in years)
Assets subject to amortization:
Developed technology	$11,535	$(5,668)	$5,867	3.1
Trade names	331	(307)	24	0.8
Customer relationships	19,400	(6,875)	12,525	4.8
Order backlog	370	(15)	355	3.8
Total assets subject to amortization	31,636	(12,865)	18,771	4.2
Assets not subject to amortization:
Trade name	4,039		4,039
	$35,675	$(12,865)	$22,810

	December 31, 2014
	Gross carrying amount	Accumulated amortization	Net intangibles	Weighted Average Remaining Useful Life
	(in thousands)			(in years)
Assets subject to amortization:
Developed technology	$7,035	$(2,759)	$4,276	2.3
Trade names	301	(279)	22	1.1
Customer relationships	17,200	(4,085)	13,115	5.3
Total assets subject to amortization	$24,536	$(7,123)	$17,413	4.6
Assets not subject to amortization:
Trade name	4,039		4,039
	$28,575	$(7,123)	$21,452
During the fourth quarter of 2014, the Company identified certain indicators of impairment for both the customer relationships and developed technology acquired in the MortgageCEO acquisition. Specifically, the Company determined it would need to make additional investments in the Encompass CRM product in order to attract new customers (which were not expected and therefore not contemplated in the valuation of customer relationships and developed technology in the purchase price allocation at the acquisition date), which resulted in a significant delay in the Company’s ability to release an integrated Encompass CRM product to its customers. As a result, the Company determined it was necessary to assess the recoverability of the customer relationships and developed technology associated with generating Encompass CRM cash flows. The Company used an income approach to determine if the sum of the undiscounted cash flows expected to result from the use and eventual disposition of each asset exceeded the carrying amount of that asset. As a result of this assessment, it was determined that the sum of undiscounted cash flows was less than the carrying amount for each of the two assets. In order to determine the amount of impairment to each asset, the Company performed an analysis to determine the fair value of each asset, which was determined using the present value of expected future cash flows which were based on estimates, assumptions and judgments. These include the forecast of future cash flows related to each asset, the discount rate used in discounting those cash flows, and the expected remaining useful life of each asset. This analysis resulted in a non-cash impairment charge of $0.3 million to customer relationships and a non-cash impairment charge of $1.7 million to developed technology, which were included in sales and marketing expenses and research and development expenses, respectively, in the consolidated statements of comprehensive income for the year ended December 31, 2014.
In October 2015, the Company acquired Mortgage Returns. As a result of the acquisition, the Company will discontinue to utilize the acquired MortgageCEO technology and will migrate the existing customers to the Mortgage Returns CRM platform in 2016. The Company recorded a non-cash impairment charge of $0.6 million to developed technology, which were included in cost of revenues, in the consolidated statements of comprehensive income for the year ended December 31, 2015.
Amortization expense associated with intangible assets was $5.2 million, $2.8 million, and $1.4 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Minimum future amortization expense for intangible assets at December 31, 2015 was as follows:

(in thousands)
2016	$5,521
2017	4,294
2018	3,443
2019	3,166
2020	1,778
Thereafter	569
$18,771
Goodwill
The Company completed its annual impairment tests during the fourth quarters of 2015, 2014, and 2013 and determined that goodwill was not impaired.
The changes in the carrying value of goodwill during the year ended December 31, 2015 were as follows (in thousands):

Balance at January 1, 2015	$65,338
Addition: Mortgage Returns acquisition	9,209
Balance at December 31, 2015	$74,547
The changes in the carrying value of goodwill during the year ended December 31, 2014 were as follows (in thousands):

Balance at January 1, 2014	$51,051
Addition: MortgageCEO acquisition	1,409
Addition: AllRegs acquisition	12,878
Balance at December 31, 2014	$65,338
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	December 31,
	2015	2014
	(in thousands)
Accrued payroll and related expenses	$23,938	$11,071
Accrued commissions	1,993	917
Accrued professional fees	223	362
Accrued royalties	1,546	919
Sales and other taxes	1,536	357
Current portion of leases payable	3,845	422
Other accrued expenses	4,226	2,774
	$37,307	$16,822

Deferred Revenue
Deferred revenues consisted of the following:

	December 31,
	2015	2014
	(in thousands)
Software maintenance	$386	$1,310
Professional services and training(1)	6,430	3,566
Subscriptions(1)	9,225	4,816
Other(1)	63	213
Total	16,104	9,905
Less portion included in other long-term liabilities	(240)	(176)
	$15,864	$9,729
________
(1) Certain reclassifications of prior period amounts have been made to conform to the current period presentation, such reclassifications did not materially change previously reported consolidated financial statements.
Other Long-Term Liabilities
Other long-term liabilities consisted of the following:

	December 31,
	2015	2014
	(in thousands)
Deferred revenue	$240	$176
Deferred rent	8,256	317
Deferred tax liability	1,777	2,501
	$10,273	$2,994
NOTE 7—Income Taxes
The components of the provision for income taxes were as follows:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Current
Federal	$8,070	$5,761	$9,664
State	1,894	630	814
	9,964	6,391	10,478
Deferred
Federal	1,899	336	(4,236)
State	356	59	(128)
	2,255	395	(4,364)
Income tax provision	$12,219	$6,786	$6,114

The provision for income taxes differed from the amount of income taxes determined by applying the U.S. statutory federal income tax rate as follows:

	Year ended December 31,
	2015	2014	2013
Tax at federal statutory rate	35%	35%	35%
Other non-deductible items	1	—	—
State taxes, net of federal benefit	5	3	3
Domestic production activities deduction	—	—	(2)
Valuation allowance	—	—	—
Stock-based compensation	1	1	1
Prior year true ups	—	—	(2)
Tax credits	(7)	(8)	(4)
Income tax provision	35%	31%	31%
Excess tax benefits associated with stock option exercises and other equity awards were credited to stockholders’ equity. The income tax benefits resulting from stock awards that were credited to stockholders’ equity were $11.4 million, $5.9 million, and $7.0 million for the years ended December 31, 2015, 2014, and 2013.
The components of net deferred tax assets (liabilities) were as follows:

	December 31,
	2015	2014
	(in thousands)
Deferred tax assets
Research and development credits	$3,901	$2,897
Stock-based compensation	10,309	6,802
Reserves and accruals	8,779	3,613
Net operating loss carryforwards	—	366
Total deferred tax assets	22,989	13,678
Valuation allowance	(3,901)	(2,897)
Total deferred tax assets, net of valuation allowance	19,088	10,781

Deferred tax liabilities
Depreciation and amortization	(16,171)	(6,026)
Book/tax basis in acquired assets	(697)	(271)
Total deferred tax liabilities	(16,868)	(6,297)
Net deferred tax assets	$2,220	$4,484
At December 31, 2015, the Company had recorded $2.2 million of net long-term deferred tax assets in deposits and other assets on the consolidated balance sheet. At December 31, 2014, the Company had recorded $5.1 million of net current deferred tax assets in prepaid expenses and other current assets and $0.6 million of net long-term deferred tax assets in deposits and other assets, and $1.3 million of net long-term deferred tax liabilities in other long-term liabilities on the consolidated balance sheet.
The Company continues to maintain a valuation allowance against the deferred tax assets related to certain state research and development tax credits, the realization of which is uncertain as the Company expects to generate additional such credits at a faster rate than it is able to utilize them. The valuation allowance increased by $0.3 million and $0.8 million in 2013 and 2014, respectively and increased by $1.0 million in 2015.
As of December 31, 2015, the Company had $3.3 million of state net operating loss (“NOL”) carryforwards. The state NOL carryforwards will begin to expire commencing in 2016. If utilized, the related state tax benefit would be credited to additional paid-in capital. As of December 31, 2015, the Company also had federal and state research and development tax credit carryforwards of $5.9 million and $6.9 million, respectively. If they were to be utilized, the related federal tax benefit of $5.9 million and state tax benefit of $0.9 million would be credited to additional paid-in capital. The federal tax credit carryforwards begin to expire commencing in 2035. The state tax credit carryforwards may be carried forward indefinitely.
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
At December 31, 2015, the Company had $3.4 million of cumulative unrecognized tax benefits. If the benefits were to be recognized, $1.8 million would affect the effective tax rate and $1.6 million would reverse the valuation allowance against the deferred tax assets. The Company does not expect a significant change to its unrecognized tax benefits over the next twelve months. The unrecognized tax benefits may increase or change during the year for items that arise in the ordinary course of business.
A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Beginning balance	$2,408	$1,806	$1,262
Additions based on tax positions related to the current year	1,023	594	402
Additions based on tax positions related to prior years including acquisitions	9	8	142
Ending balance	$3,440	$2,408	$1,806
The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company’s tax years for 2007 and forward are subject to examination by the U.S. tax authorities and for 2000 and forward are subject to examination by the California tax authorities due to the carryforward of unutilized net operating losses and research and development credits.
The Company believes that it has provided adequate reserves for its income tax uncertainties in all open tax years, and that it does not have any tax positions that it is reasonably possible would materially increase or decrease the gross unrecognized tax benefits within the next twelve months.
The Company has a policy to classify accrued interest and penalties associated with uncertain tax positions together with the related liability, and the expenses incurred related to such accruals are included in the provision for income taxes. The Company did not incur any interest expense or penalties associated with unrecognized tax benefits during the years ended December 31, 2015, 2014, and 2013.
Enactment of the Protecting Americans from Tax Hikes Act of 2015
On December 18, 2015, the President signed into law the Protecting Americans from Tax Hikes Act of 2015. This legislation, effective retroactively to the beginning of 2015, makes the Research and Development Credit extension permanent.
NOTE 8—Commitments and Contingencies
Leases
In July 2015, the Company entered into an amendment to the Company’s existing office lease in Pleasanton, California to expand its office space. The term of the lease for the expanded office space in Pleasanton, California commenced on January 1, 2016 and ends on December 31, 2024, with payments ranging from $79,000 per month to $103,500 per month.
As of December 31, 2015, the Company leased eight facilities under operating lease arrangements. The lease expiration dates range from January 2016 to December 2024. Certain leases contain escalation clauses calling for increased rents. The Company recognizes rent expense on a straight-line basis over the lease period and has recorded deferred rent for the difference between rent payments and rent expense recognized. Rent expense was $4.2 million, $2.1 million, and $1.6 million for the years ended December 31, 2015, 2014, and 2013, respectively.
The Company leases certain fixed assets under non-cancelable capital leases with various expiration dates. In January 2015, the Company entered into a lease agreement to finance the purchase of computer equipment for the Company’s data centers with payments of $0.3 million per month over the 24 month term of the agreement.

Future minimum lease payments under non-cancelable operating and capital leases at December 31, 2015 consisted of the following:

	Capital Leases	Operating Leases
	(in thousands)
2016	$3,899	$4,639
2017	619	4,934
2018	87	4,896
2019	—	4,844
2020	—	4,834
Thereafter	—	20,407
Total minimum lease payments	4,605	$44,554
Less amount representing interest	(75)
Present value of minimum lease payments	4,530
Less current portion	(3,845)
Long-term portion of lease obligations	$685
Purchase Commitments
Commitments for the purchase of services, licenses of third-party software, and construction commitments totaled $13.6 million at December 31, 2015 and are to be paid as follows: $10.1 million in 2016, $2.6 million in 2017 and $0.9 million in 2018.
Acquisition Holdback
As of December 31, 2015 and 2014, the Company had an acquisition holdback liability of zero and $0.5 million, respectively related to the MortgageCEO acquisition.
The Company was recently engaged in an arbitration proceeding with the founder of MortgageCEO. The proceeding involved an employment claim against the Company with respect to, among other things, the vesting of certain restricted stock units granted to the founder of MortgageCEO, and a breach of contract counterclaim and other causes of action. In December 2015, Ellie Mae and the founder of MortgageCEO signed a settlement agreement and agreed to a mutual release. As a settlement for this agreement, the founder of MortgageCEO agreed to pay Ellie Mae $1.2 million, of which $0.7 million will be settled in cash according to the settlement agreement and the $0.5 million holdback was released to the Company. At December 31, 2015, the Company collected $0.3 million in cash. The remaining $0.4 million will be paid in two equal installments of $0.2 million on December 31, 2016 and December 31, 2017.
Legal Proceedings
From time to time, the Company is involved in litigation that it believes is of the type common to companies engaged in the Company’s line of business, including commercial disputes and employment issues. As of February 25, 2016, the Company is not involved in any pending legal proceedings whose outcome the Company expects to have a material adverse effect on its financial position, results of operations or cash flows. However, litigation is unpredictable and excessive verdicts, both in the form of monetary damages and injunctions, could occur. In the future, litigation could result in substantial costs and diversion of resources and the Company could incur judgments or enter into settlements of claims that could have a material adverse effect on its business.
NOTE 9—Stockholders' Equity
Common Stock
The amended and restated certificate of incorporation of the Company authorizes 140,000,000 shares of common stock, $0.0001 par value per share and 10,000,000 shares of undesignated preferred stock, $0.0001 par value per share.
In May 2014, the board of directors approved a repurchase program authorizing to repurchase up to $75.0 million of our common stock over a 36-month period. As of December 31, 2015, $43.5 million remained available for future stock repurchases under this repurchase program. The Company repurchased the following shares of common stock under the repurchase program:

	Shares Repurchased	Weighted Average Purchase Price per Share	Total Amount
			(in thousands)
Year Ended 2015	503,450	$62.63	$31,530
The following number of shares of common stock were reserved and available for future issuance at December 31, 2015:

Reserved Shares
Options and awards granted and outstanding under stock incentive plans	3,772,299
Shares available for future grant under the stock incentive plans	2,886,881
Shares available under the Employee Stock Purchase Plan	1,204,994
Total	7,864,174
NOTE 10—Equity and Stock Incentive Plans
The Company recognizes stock-based compensation related to awards granted under the 2009 Plan, the 2011 Plan, and ESPP.
2009 Stock Option and Incentive Plan and 2011 Equity Incentive Award Plan
Stock Options
In March 2011, the Company adopted the 2011 Plan, which was approved by the Company’s stockholders approved the 2011 Plan on March 24, 2011. Under the 2011 Plan, 2,666,666 shares of the Company’s common stock were initially reserved. Any shares of common stock that were available for issuance under prior plans, including the 2009 Plan, were transferred to the 2011 Plan. As of December 31, 2015, 987,424 shares of the Company’s common stock previously available for issuance under the 2009 Plan were available for issuance under the 2011 Plan.
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

The following table summarizes the Company’s stock option activity under the 2009 Plan and 2011 Plan:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2012	3,461,255	$7.19
Granted	841,371	$23.39
Exercised	(854,566)	$5.39
Forfeited or expired	(163,388)	$20.10
Outstanding at December 31, 2013	3,284,672	$11.17
Granted	904,602	$28.76
Exercised	(1,048,053)	$7.19
Forfeited or expired	(90,920)	$22.46
Outstanding at December 31, 2014	3,050,301	$17.41
Granted	385,776	$55.30
Exercised	(822,133)	$12.28
Forfeited or expired	(98,615)	$30.12
Outstanding at December 31, 2015	2,515,329	$24.40	7.14	$90,818
Ending vested and expected to vest at December 31, 2015	2,443,198	$23.96	7.10	$89,268
Exercisable at December 31, 2015	1,474,236	$15.80	6.23	$65,601
Intrinsic value of an option is the difference between the fair value of the Company’s common stock at the time of exercise and the exercise price to be paid. The aggregate intrinsic value for options outstanding at December 31, 2015 in the table above represents the total intrinsic value, based on the Company’s closing stock price of $60.23 as of December 31, 2015. Options outstanding that are expected to vest are net of estimated future option forfeitures. For the majority of stock options outstanding, the options vest over a four-year period and have a maximum contractual term of ten years.
Following is additional information pertaining to the Company’s stock option activity:

	Year ended December 31,
	2015	2014	2013
	(in thousands except for per option data)
Weighted average grant-date fair value per option granted	$26.13	$14.43	$11.54
Grant-date fair value of options vested	$8,285	$6,126	$3,775
Intrinsic value of options exercised	$38,971	$26,277	$18,024
Proceeds received from options exercised	$10,094	$7,537	$4,623
As of December 31, 2015, total unrecognized compensation cost related to unvested stock options, adjusted for estimated forfeitures, was $15.3 million and is expected to be recognized over a weighted average period of 2.39 years.
Restricted Stock Units, Performance-Vesting Restricted Stock Units, and Performance Awards
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

In February 2013, the Company granted 113,000 Performance Awards (“2013 Performance Awards”) to designated participants under the 2011 Plan. The 2013 Performance Awards represent the right to receive shares of the Company’s common stock upon achievement of certain performance goals during the performance period of January 1, 2013 through December 31, 2013. In March 2014, after the Company filed its Annual Report on Form 10-K for the year ended December 31, 2013 with the SEC, the Compensation Committee determined the level of achievement of the performance goals (the “2013 Award Determination Date”), at which time it was determined that the designated participants had earned an aggregate of 124,300 shares of common stock. The earned shares were issued in April 2014, with 25% of the shares vested upon issuance and the remaining shares to vest 25% on each of the first three anniversaries of the 2013 Award Determination Date, subject to the continuous employment of the participant through such dates.
In February 2014, the Company granted 62,500 Performance Awards (“2014 Performance Awards”) to designated participants under the 2011 Plan. The 2014 Performance Awards represent the right to receive shares of the Company’s common stock upon achievement of certain performance goals during the performance period of January 1, 2014 through December 31, 2014. In March 2015, after the Company filed with the SEC its Annual Report on Form 10-K for the year ended December 31, 2014, the Compensation Committee determined the level of achievement of the performance goals (the “2014 Award Determination Date”), at which time it was determined that the designated participants had earned an aggregate of 107,350 shares of common stock. The earned shares were issued in April 2015, with 25% of the shares vested 30 days after determination dated and the remaining shares to vest 25% on each of the first three anniversaries of the 2014 Award Determination Date, subject to the continuous employment of the participant through such dates.
In December 2014, the Company granted Sigmund Anderman, then Chief Executive Officer and current Chairman of the Board of Directors of the Company, an option to purchase 76,648 shares of Company common stock and 37,203 Performance-Vesting RSUs. In January 2015, the Company granted Mr. Anderman an option to purchase 71,648 shares of Company common stock and 34,714 Performance-Vesting RSUs. Each of the options have a four-year, employment-based vesting schedule with the first 25% total number of shares vested on the first anniversary of the grant date and 1/48th of the total number of options to vest monthly thereafter. The Performance-Vesting RSUs will vest based upon the achievement of the corporate goals applicable to the Company’s executive bonus plan for fiscal year 2015 and Mr. Anderman’s continued employment. On the date the board of directors or the compensation committee certifies the achievement of the Company’s corporate goals for fiscal year 2015 (the “2015 RSU Determination Date”), Mr. Anderman may earn up to 2.0 shares of common stock for each of the Performance-Vesting RSUs. 25% of the total number of Performance-Vesting RSUs will vest and be issued on the 2015 RSU Determination Date, and the remaining shares will vest and be issued 25% on each of December 31, 2016, 2017 and 2018, subject to the continuous employment of Mr. Anderman through such dates. As of December 31, 2015, the Company expects that each performance-vesting RSU will convert to two shares of common stock on the 2015 RSU Determination Date.
In February and March 2015, the Company granted 24,766 and 10,324 Performance Awards (“2015 Performance Awards”) to designated participants under the 2011 Plan. The 2015 Performance Awards represent the right to receive shares of the Company’s common stock upon achievement of certain performance goals during the performance period of January 1, 2015 through December 31, 2015. After the Company files its Annual Report on Form 10-K for the year ended December 31, 2015 with the SEC, the Compensation Committee will determine the level of achievement of the performance goals (the “2015 Award Determination Date”), at which time the designated participants may earn between zero and two shares of common stock for each 2015 Performance Award. Shares of common stock earned, if any, will be issued after the 2015 Award Determination Date with 25% of the shares to vest upon issuance and the remaining shares to vest 25% on each of the first three anniversaries of the 2015 Award Determination Date, subject to the continuous employment of the participant through such dates. As of December 31, 2015, the Company expects that each RSU will convert to two shares of common stock on the 2015 RSU Determination Date.
In October 2015, in connection with the acquisition of Mortgage Returns the Company agreed to pay up to 29,006 of performance vesting RSUs for a total value of $2.0 million to the former Chief Executive Officer (CEO) of Mortgage Returns. The performance vesting RSUs granted represent the right to receive shares of the Company’s common stock upon achievement of certain performance criteria and a service requirement during the performance period of October 23, 2015 through October 23, 2019. The performance vesting RSUs will vest annually based on the achievement of the performance criteria and the service requirement.

The following table summarizes the Company’s RSU, Performance Award, and performance-vesting RSU activity:

	RSUs		Performance Awards and performance-vesting RSUs
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2012	40,625	8.90	588,000	25.79
Granted	301,767	24.78	124,300	19.60
Released	(20,000)	14.71	(147,000)	25.79
Forfeited or expired	(65,014)	24.62	—	—
Outstanding at December 31, 2013	257,378	23.10	565,300	24.43
Granted	525,063	28.85	155,953	24.93
Released	(84,682)	22.56	(178,076)	24.71
Forfeited or expired	(111,901)	29.02	(58,000)	24.91
Outstanding at December 31, 2014	585,858	27.20	485,177	25.61
Granted	401,158	62.62	205,816	47.18
Released	(179,530)	25.97	(182,711)	24.69
Forfeited or expired	(58,798)	39.40	—	—
Outstanding at December 31, 2015	748,688	$45.52	508,282	$34.68
Ending vested and expected to vest at December 31, 2015	661,523		508,282
RSUs and Performance Awards that are expected to vest are net of estimated future forfeitures. RSUs released during the years ended December 31, 2015 and 2014 had an aggregate intrinsic value of $11.1 million and $2.6 million, respectively, and an aggregate grant-date fair value of $4.7 million and $1.9 million, respectively. Performance Awards released during the years ended December 31, 2015 and 2014 had an aggregate intrinsic value of $13.2 million and $5.9 million, respectively, and an aggregate grant-date fair value of $4.5 million and $4.4 million, respectively. The number of RSUs released includes shares that the Company withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.
As of December 31, 2015, total unrecognized compensation expense related to unvested RSUs and Performance Awards was $32.2 million and is expected to be recognized over a weighted average period of 2.4 years.
Stock Awards Issued to Non-employees
During the years ended December 31, 2015 and 2014, the Company granted 1,184 and 5,931 RSUs to individual consultants at a weighted average grant date fair value of $59.81 and $25.30 per share, respectively.
The RSUs and options were granted in exchange for consulting services. The RSUs and options each vest quarterly over a period of two years. These awards were granted under the 2011 Plan and are included in the RSU and option tables above. The RSUs and options issued to consultants are re-measured to fair value at the end of each accounting period. The Company recorded expense related to the issuance of RSUs and options to consultants of $0.2 million, $0.2 million, and $0.2 million in each of the years ended December 31, 2015, 2014 and 2013.
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
The maximum aggregate number of shares which may be issued over the term of the ESPP is the sum of (a) 666,666 shares of common stock plus (b) an annual increase on the first day of each year beginning in 2012 and ending in 2021, equal to the least of (i) 1,666,666 shares of common stock, (ii) one percent (1%) of the shares of common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (iii) such smaller number of shares of common stock as determined by the board of directors, which may be either authorized but unissued common stock or reacquired common stock, including shares of common stock purchased on the open market. In addition, no participant shall be permitted to participate in the ESPP if: (i) immediately after his or her election to participate, the participant would control 5% or more of the total combined voting power or value of all classes of the stock of the Company or any of its affiliates, or (ii) under the terms of the ESPP, the rights of the participant to purchase the Company’s common stock under the ESPP and all of its other qualified employee stock purchase plans or those of the Company’s affiliates would accrue at a rate exceeding $25,000 of fair market value of the common stock for each calendar year for which such right is outstanding at any time.
The weighted-average grant-date fair value of awards issued pursuant to the ESPP during the years ended December 31, 2015 and 2014 were $37.12 and $7.71 per share, respectively.
For the years ended December 31, 2015 and 2014, employees purchased 110,598 and 102,111 shares under the ESPP for a total of $4.1 million and $2.6 million, respectively. As of December 31, 2015, unrecognized compensation cost related to the current ESPP period which ends on February 29, 2016 was approximately $0.3 million and is expected to be recognized over the next 2 months.
Stock-Based Compensation Expense
Total stock-based compensation expense recognized by the Company consisted of:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Stock-based compensation by category of expense:
Cost of revenues	$3,218	$1,579	$745
Sales and marketing	2,752	1,562	1,041
Research and development	5,431	3,672	3,469
General and administrative	12,840	7,735	9,004
	$24,241	$14,548	$14,259
The Company capitalized $1.1 million, $0.5 million, and $0.1 million of stock compensation costs as software and website application development costs for the years ended December 31, 2015, 2014, and 2013, respectively.
Valuation Information
The fair value of stock options and stock purchase rights granted under the 2009 Plan, the 2011 Plan and the ESPP were estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

Year ended December 31,
	2015	2014	2013
Stock option plans:
Risk-free interest rate	1.50-1.96%	1.55-2.02%	0.95-1.87%
Expected life of options (in years)	5.00-6.08	5.27-6.08	5.27-6.08
Expected dividend yield	—%	—%	—%
Volatility	48-49%	49-53%	50-52%
Employee Stock Purchase Plan:
Risk-free interest rate	0.13-0.24%	0.05-0.08%	0.05-0.13%
Expected life of options (in years)	0.5	0.5	0.5
Expected dividend yield	—%	—%	—%
Volatility	35-44%	38-39%	36-37%
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
NOTE 11—Employee Benefit Plan
The Company offers a qualified 401(k) defined contribution plan to substantially all of the Company’s employees. Eligible employees may contribute up to the annual amount allowed pursuant to the Internal Revenue Code. In the years ended December 31, 2015, 2014, and 2013, the Company matched 50% of each dollar of employee contribution, up to a maximum match of three percent of the employee’s compensation. The Company’s contributions to the 401(k) plan for the years ended December 31, 2015, 2014, and 2013 were $2.0 million, $1.3 million, and $0.9 million, respectively, which were recognized as expense in the consolidated statements of comprehensive income.
NOTE 12—Related Party Transactions
A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.
There were no related party transactions for the years ended December 31, 2015, 2014, and 2013.
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
The Company is organized primarily on the basis of service lines. Supplemental disclosure of revenues by type is as follows:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
On-demand revenues	$249,571	$154,315	$118,555
On-premise revenues	4,366	7,222	9,926
	$253,937	$161,537	$128,481

NOTE 14—Quarterly Results of Operations Data (Unaudited)

	Three months ended
	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015	Dec 31, 2014	Sep 30, 2014	Jun 30, 2014	Mar 31, 2014
	(unaudited, in thousands, except per share amounts)
Revenues	$64,867	$68,939	$65,942	$54,189	$46,577	$42,798	$39,984	$32,178
Cost of revenues (1)	23,555	22,441	20,862	17,350	14,720	11,669	10,576	9,318
Gross profit	41,312	46,498	45,080	36,839	31,857	31,129	29,408	22,860

Operating expenses
Sales and marketing (1)	10,562	9,082	8,804	9,760	7,753	6,245	6,451	6,095
Research and development (1)	11,734	11,138	9,282	8,297	8,880	6,456	6,077	6,815
General and administrative (1)	14,103	16,658	14,149	12,302	11,261	9,556	9,551	8,993
Total operating expenses	36,399	36,878	32,235	30,359	27,894	22,257	22,079	21,903

Income from operations	4,913	9,620	12,845	6,480	3,963	8,872	7,329	957
Other income, net	180	154	153	132	145	134	109	100

Income before income taxes	5,093	9,774	12,998	6,612	4,108	9,006	7,438	1,057
Income tax provision (benefit)	271	3,552	5,368	3,028	(192)	3,989	2,714	275

Net income	$4,822	$6,222	$7,630	$3,584	$4,300	$5,017	$4,724	$782

Net income per share
Basic	$0.16	$0.21	$0.26	$0.12	$0.15	$0.18	$0.17	$0.03
Diluted	$0.16	$0.20	$0.25	$0.12	$0.14	$0.17	$0.16	$0.03

Weighted average common shares used in computing net income per share of common stock:
Basic	29,484	29,364	29,092	28,768	28,457	28,008	27,617	27,339
Diluted	30,959	31,006	30,807	30,442	30,068	29,661	29,289	29,070

Net income	$4,822	$6,222	$7,630	$3,584	$4,300	$5,017	$4,724	$782
Other comprehensive income, net of taxes
Unrealized gain (loss) on investments	(319)	27	(41)	171	(58)	(75)	75	(3)
Comprehensive income	$4,503	$6,249	$7,589	$3,755	$4,242	$4,942	$4,799	$779

(1) Stock-based compensation included in the above line items:
	Three months ended
	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015	Dec 31, 2014	Sep 30, 2014	Jun 30, 2014	Mar 31, 2014
	(unaudited, in thousands)
Cost of revenues	$1,029	$761	$813	$615	$514	$441	$386	$238
Sales and marketing	779	783	673	517	435	247	547	333
Research and development	1,470	1,438	1,376	1,147	1,062	1,038	836	736
General and administrative	3,359	3,538	3,215	2,728	1,997	1,326	2,409	2,003
Total	$6,637	$6,520	$6,077	$5,007	$4,008	$3,052	$4,178	$3,310

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 and 2013
(in thousands)

	Balance at Beginning of Period	Charged (Credited) to Income	Deductions and Other		Balance at End of Period
Allowance for Doubtful Accounts
Year ended December 31, 2015	$66	$62	$(4)		$124
Year ended December 31, 2014	$81	$(1)	$(14)	(a)	$66
Year ended December 31, 2013	$74	$32	$(25)	(a)	$81

Income Tax Valuation Allowance
Year ended December 31, 2015	$2,897	$—	$1,004		$3,901
Year ended December 31, 2014	$2,056	$—	$841	(b)	$2,897
Year ended December 31, 2013	$1,760	$—	$296	(b)	$2,056

(a)	Accounts written off, net of recoveries.
(b)	Adjustments to offset changes in deferred tax assets.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.
Management assessed our internal control over financial reporting as of December 31, 2015, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment.

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
In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Our management’s evaluation of internal control over financial reporting excluded the internal control activities of Mortgage Returns, LLC (Mortgage Returns), which we acquired on October 23, 2015, as discussed in Note 5, “Acquisitions,” in the Notes to Consolidated Financial Statements. We have included the financial results of Mortgage Returns in the consolidated financial statements from the date of acquisition. Total revenues subject to Mortgage Returns’s internal control over financial reporting represented less than 1% of our consolidated total revenues for the year ended December 31, 2015. Total assets subject to Mortgage Return’s internal control over financial reporting represented less than 1% of our consolidated total assets as of December 31, 2015.
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
The information under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2016 Proxy Statement is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information under the captions “Election of Directors,” “Director Compensation,” “Compensation Discussion and Analysis” and “Report of the Compensation Committee of the Board of Directors on Executive Compensation” in our 2016 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2016 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information under the captions “Election of Directors” and “Certain Relationships and Related Transactions” in our 2016 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” in our 2016 Proxy Statement is incorporated herein by reference.
With the exception of the information specifically incorporated by reference in Part III to this Annual Report on Form 10-K from our 2016 Proxy Statement, our 2016 Proxy Statement shall not be deemed to be filed as part of this report.

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

ELLIE MAE, INC.

Date:	February 25, 2016	By:	/s/ Edgar A. Luce
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

Signature	Title	Date

/s/ Jonathan Corr	Chief Executive Officer and Director	February 25, 2016
Jonathan Corr	(Principal Executive Officer)

/s/ Edgar A. Luce	Executive Vice President, Finance and Administration and	February 25, 2016
Edgar A. Luce	Chief Financial Officer (principal financial and accounting officer)

/s/ Sigmund Anderman	Executive Chairman and Director	February 25, 2016
Sigmund Anderman

/s/ Karen Blasing	Director	February 25, 2016
Karen Blasing

/s/ Carl Buccellato	Director	February 25, 2016
Carl Buccellato

/s/ Craig Davis	Director	February 25, 2016
Craig Davis

/s/ A. Barr Dolan	Director	February 25, 2016
A. Barr Dolan

/s/ Robert J. Levin	Director	February 25, 2016
Robert J. Levin

/s/ Marina Levinson	Director	February 25, 2016
Marina Levinson

/s/ Frank Schultz	Director	February 25, 2016
Frank Schultz

/s/ Jeb Spencer	Director	February 25, 2016
Jeb Spencer

/s/ Rajat Taneja	Director	February 25, 2016
Rajat Taneja

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference			Filed
Number	Description of Document	Form	Date	Number	Herewith
3.1	Amended and Restated Certificate of Incorporation of Ellie Mae, Inc.	10-Q	8/5/2015	3.1

3.2	Amended and Restated Bylaws of Ellie Mae, Inc.	10-Q	11/6/2014	10.4

4.1	Form of Ellie Mae, Inc.’s Common Stock Certificate.	S-1/A	2/17/2011	4.1

4.2	Form of Indenture.	S-3	6/7/2012	4.8

10.1	Lease, dated as of July 17, 2014, by and between Ellie Mae, Inc. and SFI PLEASANTON, LLC.	10-Q	11/6/2014	10.2

10.2	SAVVIS Master Services Agreement, dated as of December 15, 2006, by and between Ellie Mae, Inc. and SAVVIS Communications Corporation.	S-1	4/30/2010	10.12

10.3±	Form of Indemnification Agreement by and between Ellie Mae, Inc. and each of its directors and executive officers.	S-1/A	8/5/2010	10.3

10.4±	Form of Change of Control Severance Agreement between Ellie Mae, Inc. and each of its executive officers.	10-K	3/2/2015	10.5

10.5±	Fourth Amended and Restated Employment Agreement, dated as of January 5, 2015, by and between Ellie Mae, Inc. and Sigmund Anderman.	8-K	1/5/2015	10.1

10.6±	Employment Agreement, dated as of January 5, 2015, by and between Ellie Mae, Inc. and Jonathan H. Corr.	8-K	1/5/2015	10.2

10.7±	Offer Letter, dated as of July 14, 2005, by and between Ellie Mae, Inc. and Edgar Luce.	S-1	4/30/2010	10.7

10.8±	Board of Directors Offer Letter with Marina Levinson, dated as of August 22, 2014.	10-Q	11/6/2014	10.5

10.9±	Ellie Mae, Inc. 2009 Stock Option and Incentive Plan, including the form of stock option agreement.	S-1	4/30/2010	10.2

10.10±	Amendment to the Ellie Mae, Inc. 2009 Stock Option and Incentive Plan, effective April 15, 2010.	S-1/A	2/17/2011	10.24

10.11±	Amendment to the Ellie Mae, Inc. 2009 Stock Option and Incentive Plan, effective September 16, 2010.	S-1/A	2/17/2011	10.25

10.12±	Ellie Mae, Inc. 2011 Equity Incentive Award Plan.	S-8	5/25/2011	10.5

10.13(a)±	Form of Stock Option Grant Notice and Stock Option Agreement for Awards under the Ellie Mae, Inc. 2011 Equity Incentive Award Plan (used until January 1, 2015).	S-8	5/25/2011	10.6

Exhibit		Incorporated by Reference			Filed
Number	Description of Document	Form	Date	Number	Herewith
10.13(b)±
Form of Stock Option Grant Notice and Stock Option Agreement for Awards under the Ellie Mae, Inc. 2011 Equity Incentive Award Plan (used for employees who are not executive officers beginning January 1, 2015).
		S-8	2/10/2015	10.2(b)

10.13(c)±
Form of Stock Option Grant Notice and Stock Option Agreement for Awards under the Ellie Mae, Inc. 2011 Equity Incentive Award Plan (used for executive officers and directors beginning January 1, 2015).
		S-8	2/10/2015	10.2(c)

10.13(d)±	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement for Awards under the Ellie Mae, Inc. 2011 Equity Incentive Award Plan (used until January 1, 2015).	S-8	5/25/2011	10.7

10.13(e)±
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
		S-8	2/10/2015	10.3(c)

10.15±	Ellie Mae, Inc. Employee Stock Purchase Plan.	S-8	5/25/2011	10.8

10.16(a)±	Ellie Mae, Inc. Senior Executive Performance Share Program.	10-Q	11/8/2012	10.1

10.16(b)±	Form of Notice of Grant and Agreement for Performance Shares for Senior Executives under the Ellie Mae, Inc. Senior Executive Performance Share Program and Ellie Mae, Inc. 2011 Equity Incentive Award Plan.	10-Q	11/8/2012	10.2

10.17(a)±	Ellie Mae, Inc. 2013 Senior Executive Performance Share Program.	10-Q	5/7/2013	10.1

10.17(b)±	Form of Notice of Grant of and Grant Agreement for Performance Shares for Senior Executives under the Ellie Mae, Inc. 2013 Senior Executive Performance Share Program and Ellie Mae, Inc. 2011 Equity Incentive Award Plan.	10-Q	5/7/2013	10.2

10.18(a)±	Ellie Mae, Inc. 2014 Senior Executive Performance Share Program.	10-K	3/14/2014	10.20

10.18(b)±	Form of Notice of Grant of and Grant Agreement for Performance Shares for Senior Executives under the Ellie Mae, Inc. 2014 Senior Executive Performance Share Program and Ellie Mae, Inc. 2011 Equity Incentive Award Plan.	10-K	3/14/2014	10.21

10.19±	Non-Employee Director Equity Compensation Policy.	10-Q	5/7/2015	10.7

10.20±	Amended and Restated 2015 Senior Executive Performance Share Program, dated as of March 23, 2015.	10-Q	5/7/2015	10.3

10.21±	Promotion Letter with Cathleen Schreiner Gates, dated as of March 23, 2015.	10-Q	5/7/2015	10.4

Exhibit		Incorporated by Reference			Filed
Number	Description of Document	Form	Date	Number	Herewith
10.22±	Promotion Letter with Joseph Tyrell, dated as of March 23, 2015.	10-Q	5/7/2015	10.5

10.23±	Board of Directors Offer Letter with Rajat Taneja, dated May 15, 2015.	10-Q	8/5/2015	10.1

10.24±	Board of Directors Offer Letter with Karen Blasing, dated May 15, 2015.	10-Q	8/5/2015	10.2

10.25±	Offer Letter, dated as of June 2, 2015, by and between Ellie Mae, Inc. and Pete Hirsch.	10-Q	8/5/2015	10.4

10.26±	First Amendment to Lease, dated as of July 9, 2015, by and between Ellie Mae, Inc. and SFI Pleasanton, LLC	10-Q	8/5/2015	10.5

21.1	List of subsidiaries.				X

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.				X

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).				X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

Exhibit			Incorporated by Reference			Filed
Number		Description of Document	Form	Date	Number	Herewith
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

	±	Indicates management contract or compensatory plan, contract or arrangement.