Form 10-Q
period 2016-03-31
ELLIE MAE INC
filed 2016-05-05
CIK 1122388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:
As of May 3, 2016:

Class	Number of Shares
Common Stock, $0.0001 par value	29,989,281

PART I—FINANCIAL INFORMATION
ITEM 1—CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Ellie Mae, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share amounts)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$28,540	$34,396
Short-term investments	43,122	48,975
Accounts receivable, net of allowances for doubtful accounts of $141 and $124 as of March 31, 2016 and December 31, 2015, respectively	39,474	28,568
Prepaid expenses and other current assets	11,472	9,874
Total current assets	122,608	121,813
Property and equipment, net	96,673	81,360
Long-term investments	42,292	55,473
Intangible assets, net	21,353	22,810
Deposits and other assets	9,281	8,888
Goodwill	74,547	74,547
Total assets	$366,754	$364,891
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$8,910	$9,911
Accrued and other current liabilities	22,107	37,307
Deferred revenue	17,009	15,864
Total current liabilities	48,026	63,082
Leases payable, net of current portion	571	685
Other long-term liabilities	11,206	10,273
Total liabilities	59,803	74,040
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, $0.0001 par value per share; 140,000,000 authorized shares, 29,971,612 and 29,566,511 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	3	3
Additional paid-in capital	298,607	285,342
Accumulated other comprehensive income (loss)	71	(257)
Retained earnings	8,270	5,763
Total stockholders' equity	306,951	290,851
Total liabilities and stockholders' equity	$366,754	$364,891

See accompanying notes to these condensed consolidated financial statements (unaudited).

Ellie Mae, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months ended March 31,
	2016	2015
Revenues	$73,625	$54,189
Cost of revenues	26,631	17,350
Gross profit	46,994	36,839
Operating expenses:
Sales and marketing	15,287	9,760
Research and development	12,453	8,297
General and administrative	15,731	12,302
Total operating expenses	43,471	30,359
Income from operations	3,523	6,480
Other income, net	199	132
Income before income taxes	3,722	6,612
Income tax provision	1,216	3,028
Net income	$2,506	$3,584
Net income per share of common stock:
Basic	$0.09	$0.12
Diluted	$0.08	$0.12
Weighted average common shares used in computing net income per share of common stock:
Basic	29,471,214	28,768,144
Diluted	31,080,314	30,442,163

Net income	$2,506	$3,584
Other comprehensive income, net of taxes:
Unrealized gain on investments	328	171
Comprehensive income	$2,834	$3,755

See accompanying notes to these condensed consolidated financial statements (unaudited).

Ellie Mae, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,506	$3,584
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,954	1,767
Provision for uncollectible accounts receivable	33	38
Amortization of intangible assets	1,457	1,332
Stock-based compensation expense	6,690	5,007
Excess tax benefit from stock-based compensation	—	(2,906)
Deferred income taxes	1,172	—
Loss on disposal of property and equipment	5	—
Amortization of investment premium	239	275
Changes in operating assets and liabilities:
Accounts receivable	(10,939)	(5,188)
Prepaid expenses and other current assets	(1,598)	3,007
Deposits and other assets	(1,565)	—
Accounts payable	625	379
Accrued, other current and other liabilities	(13,817)	846
Deferred revenue	1,178	2,805
Net cash provided by (used in) operating activities	(10,060)	10,946
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(13,298)	(10,253)
Acquisition of internal-use software	(7,112)	(5,762)
Purchases of investments	(18,971)	(15,816)
Maturities of investments	18,094	15,665
Sale of investments	20,000	—
Net cash used in investing activities	(1,287)	(16,166)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capital lease obligations	(868)	(1,320)
Proceeds from issuance of common stock under employee stock plans	6,719	5,071
Payments for repurchase of common stock	—	(2,520)
Tax payments related to shares withheld for vested restricted stock units	(360)	(320)
Excess tax benefit from stock-based compensation	—	2,906
Net cash provided by financing activities	5,491	3,817
NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,856)	(1,403)
CASH AND CASH EQUIVALENTS, Beginning of period	34,396	26,756
CASH AND CASH EQUIVALENTS, End of period	$28,540	$25,353

Ellie Mae, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)
(UNAUDITED)
(in thousands)

	Three Months ended March 31,
	2016	2015
Supplemental disclosure of cash flow information:
Cash paid for interest	$79	$33
Cash paid for income taxes	$97	$50
Supplemental disclosure of non-cash investing and financing activities:
Fixed asset purchases accrued but not paid	$2,036	$2,628
Stock-based compensation capitalized to property and equipment	$488	$207
Acquisition of property and equipment under capital leases	$—	$5,996

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
NOTE 2—Basis of Presentation and Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on February 25, 2016 (“2015 Form 10-K”).
The condensed consolidated balance sheet as of December 31, 2015, included herein, was derived from the audited financial statements as of that date but does not include all disclosures, including notes required by U.S. GAAP.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial positions, results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year 2016 or any future period.
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
Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements in its 2015 Form 10-K. There have been no significant changes to these policies during the three months ended March 31, 2016.
Comprehensive Income
Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income, specifically unrealized gains on available-for-sale investments. Except for net realized gain on investments which was not significant, there were no reclassifications out of accumulated other comprehensive income that affected net income during the three months ended March 31, 2016 and 2015.
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
In April 2015, the FASB issued ASU No. 2015-05, Intangibles—Goodwill and Other—Internal-Use Software: Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”), which clarifies the circumstances under which a cloud computing customer would account for the arrangement as a license of internal-use software. The company adopted ASU 2015-05 on January 1, 2016, which did not impact the Company’s consolidated financial statements.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and early adoption is not permitted. The Company has not yet developed an expectation of the impact that adoption may have on its consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The new standard is effective for interim and annual periods beginning after December 15, 2018 and early adoption is permitted. The Company has not yet developed an expectation of the impact that adoption may have on its consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718) (“ASU 2016-09”). This standard makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. The Company has not yet developed an expectation of the impact that adoption may have on its consolidated financial statements.
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

The components of net income per share of common stock were as follows:

	Three Months ended March 31,
	2016	2015
	(in thousands, except share and per share amounts)
Net income	$2,506	$3,584
Basic shares:
Weighted average common shares outstanding	29,471,214	28,768,144
Diluted shares:
Weighted average shares used to compute basic net income per share	29,471,214	28,768,144
Effect of potentially dilutive securities:
Employee stock options, RSUs, performance-vesting RSUs, Performance Awards and ESPP shares	1,609,100	1,674,019
Weighted average shares used to compute diluted net income per share	31,080,314	30,442,163
Net income per share:
Basic	$0.09	$0.12
Diluted	$0.08	$0.12
The following potential weighted average common shares were excluded from the computation of diluted net income per share, as their effect would have been anti-dilutive:

	Three Months ended March 31,
	2016	2015
Employee stock options and awards	224,366	346,256
Performance-vesting RSUs and Performance Awards are included in the diluted shares outstanding for each period if the established performance criteria have been met at the end of the respective periods. However, if none of the required performance criteria have been met for such awards, the Company includes the number of shares that would be issuable if the end of the reporting period were the end of the contingency period. Accordingly, in addition to the employee stock options and awards noted above, 13,776 and 157,491 shares underlying performance-vesting RSUs and Performance Awards were excluded from the dilutive shares outstanding for each of the three months ended March 31, 2016 and 2015, respectively.
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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis, according to the valuation techniques the Company used to determine their values:

	Fair Value at	Fair Value Measurements Using Inputs Considered as
	March 31, 2016	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$4,639	$4,639	$—	$—
Certificates of deposit	9,481	—	9,481	—
Corporate notes and obligations	30,670	—	30,670	—
Municipal obligations	3,655	—	3,655	—
U.S. government and government agency obligations	41,608	12,359	29,249	—
	$90,053	$16,998	$73,055	$—

	Fair Value at	Fair Value Measurements Using Inputs Considered as
	December 31, 2015	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$6,788	$6,788	$—	$—
Certificates of deposit	12,928	—	12,928	—
Corporate notes and obligations	28,205	—	28,205	—
Municipal obligations	2,648	—	2,648	—
U.S. government and government agency obligations	60,667	19,429	41,238	—
	$111,236	$26,217	$85,019	$—
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
At March 31, 2016 and December 31, 2015, the Company did not have any assets or liabilities that were valued using Level 3 inputs. For the three months ended March 31, 2016 and 2015, there were no transfers of financial instruments among Level 1, Level 2 or Level 3 classifications.
For the three months ended March 31, 2016 and 2015, the Company recognized interest income from financial instruments of $0.2 million and $0.2 million, respectively. Gross realized gains and gross realized losses from the sale of investments were not significant during the three months ended March 31, 2016 and 2015.
At March 31, 2016, $47.8 million of the Company's investments had a contractual maturity of one year or less and $42.3 million had a contractual maturity of one to three years.

The carrying amounts, gross unrealized gains and losses and estimated fair value of cash and cash equivalents and both short-term and long-term investments consisted of the following:

	March 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying or Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$23,901	$—	$—	$23,901
Money market funds	4,639	—	—	4,639
	$28,540	$—	$—	$28,540
Investments:
Corporate notes and obligations	$30,649	$42	$(21)	$30,670
Certificates of deposit	9,467	16	(2)	9,481
Municipal obligations	3,648	7	—	3,655
U.S. government and government agency obligations	41,579	39	(10)	41,608
	$85,343	$104	$(33)	$85,414

	December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying or Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$27,608	$—	$—	$27,608
Money market funds	6,788	—	—	6,788
	$34,396	$—	$—	$34,396
Investments:
Corporate notes and obligations	$28,314	$1	$(110)	$28,205
Certificates of deposit	12,945	5	(22)	12,928
Municipal obligations	2,647	1	—	2,648
U.S. government and government agency obligations	60,799	10	(142)	60,667
	$104,705	$17	$(274)	$104,448

The following table shows the gross unrealized losses and the related fair values of the Company’s investments that have been in a continuous unrealized loss position. The Company did not identify any investments as other-than-temporarily impaired at March 31, 2016 or December 31, 2015.

	March 31, 2016
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Corporate notes and obligations	$10,728	$(21)	$421	$—	$11,149	$(21)
Certificates of deposit	1,576	(1)	200	(1)	1,776	(2)
U.S. government, government agency, and municipal obligations	11,722	(8)	1,113	(2)	12,835	(10)
	$24,026	$(30)	$1,734	$(3)	$25,760	$(33)

	December 31, 2015
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Corporate notes and obligations	$23,969	$(99)	$2,514	$(11)	$26,483	$(110)
Certificates of deposit	9,284	(22)	—	—	9,284	(22)
U.S. government, government agency, and municipal obligations	48,394	(139)	1,793	(3)	50,187	(142)
	$81,647	$(260)	$4,307	$(14)	$85,954	$(274)
The following table summarizes the maturities of the Company’s investments at March 31, 2016:

Carrying or Fair Value
(in thousands)
Remainder of 2016	$31,669
2017	33,007
2018	18,269
2019	2,091
Thereafter	378
Total	$85,414
Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

NOTE 5—Balance Sheet Components
Property and Equipment
Property and equipment, net, consisted of the following:

	March 31,	December 31,
	2016	2015
	(in thousands)
Computer equipment and software(1)	$62,646	$55,928
Furniture and fixtures	6,287	5,292
Leasehold improvements	18,116	14,405
Property and equipment	87,049	75,625
Accumulated depreciation and amortization(1)	(32,485)	(28,552)
Net property and equipment	54,564	47,073
Internal-use software and other assets not placed in service	42,109	34,287
	$96,673	$81,360
________________
(1) Includes computer equipment and software under capital leases:

	March 31,	December 31,
	2016	2015
	(in thousands)
Computer equipment	$8,715	$8,715
Software	1,517	1,517
Accumulated amortization	(4,211)	(3,371)
Net computer equipment and software under capital leases	$6,021	$6,861
Depreciation expense for the three months ended March 31, 2016 and 2015 was $4.0 million and $1.8 million, respectively. Amortization of assets under capital leases which is included in depreciation expense for the three months ended March 31, 2016 and 2015 was $0.8 million and $0.2 million, respectively.
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	March 31,	December 31,
	2016	2015
	(in thousands)
Accrued payroll and related expenses	$10,786	$23,938
Accrued commissions	1,068	1,993
Accrued professional fees	578	223
Accrued royalties	2,434	1,546
Sales and other taxes	1,901	1,536
Current portion of leases payable	3,092	3,845
Other accrued expenses	2,248	4,226
	$22,107	$37,307

NOTE 6— Goodwill and Intangible Assets
The carrying value of goodwill at March 31, 2016 was $74.5 million. There were no changes in the carrying value of goodwill during the three months ended March 31, 2016.
Other intangible assets, net, consisted of the following:

	March 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Weighted Average Remaining Useful Life
	(in thousands)			(in years)
Assets subject to amortization:
Developed technology	$11,535	$(6,370)	$5,165	3.0
Trade names	331	(314)	17	0.6
Customer relationships	19,400	(7,597)	11,803	4.6
Order backlog	370	(41)	329	3.6
Total assets subject to amortization:	31,636	(14,322)	17,314	4.1
Assets not subject to amortization:
Trade name	4,039	—	4,039
	$35,675	$(14,322)	$21,353

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Weighted Average Remaining Useful Life
	(in thousands)			(in years)
Assets subject to amortization:
Developed technology	$11,535	$(5,668)	$5,867	3.1
Trade names	331	(307)	24	0.8
Customer relationships	19,400	(6,875)	12,525	4.8
Order backlog	370	(15)	355	3.8
Total assets subject to amortization:	31,636	(12,865)	18,771	4.2
Assets not subject to amortization:
Trade name	4,039	—	4,039
	$35,675	$(12,865)	$22,810
Amortization expense associated with intangible assets for the three months ended March 31, 2016 and 2015 was $1.5 million and $1.3 million, respectively.
Minimum future amortization expense for intangible assets at March 31, 2016 was as follows:

Amortization
(in thousands)
Remainder of 2016	$4,064
2017	4,294
2018	3,443
2019	3,166
2020	1,778
2021	314
Thereafter	255
$17,314

NOTE 7—Income Taxes
The estimated annual effective tax rate as of March 31, 2016 and 2015 was 37.9% and 47.8%, respectively. The Company computes its interim provision for income taxes by applying the estimated annual effective tax rate to the year-to-date income from recurring operations and adjusts the provision for discrete tax items recorded in the period. The Company evaluates and updates its estimated annual effective income tax rate on a quarterly basis.
The difference between the federal statutory rate of 35% and the Company’s estimated effective tax rate for the three months ended March 31, 2016 was primarily due to the Company’s state income tax provision, non-deductible stock-based compensation expenses, and R&D credits.
The Company accounts for stock-based compensation pursuant to ASC 718 and uses ASC 740 ordering when determining when excess tax benefits have been realized. The Company did not record a tax benefit for the three months ended March 31, 2016 related to the exercise of employee stock options and the vesting of RSUs, performance-vesting RSUs and Performance Awards. The Company realized a tax benefit of $2.9 million for the three months ended March 31, 2015 related to the exercise of employee stock options and the vesting of RSUs, performance-vesting RSUs and Performance Awards. The net income tax benefit in excess of the expenses recorded for financial reporting purposes has been recorded as an increase to additional paid-in capital and is reflected as a financing cash inflow in the condensed consolidated statements of cash flows.
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
The Company has a policy to classify accrued interest and penalties associated with uncertain tax positions together with the related liability in the balance sheet, and to include the expenses incurred related to such accruals in the provision for income taxes. There were no interest or penalties included in the provision for income taxes during the three months ended March 31, 2016 and 2015, respectively.
The Company is currently under examination by the U.S. Internal Revenue Service for the 2013 tax year. At this time, the Company is not able to estimate the potential impact that the examination may have on income tax expense. If the examination is resolved unfavorably, it may have a negative impact on the Company’s results of operations.
NOTE 8—Commitments and Contingencies
Leases
As of March 31, 2016, the Company leased eight facilities under operating lease arrangements. The lease expiration dates range from September 2016 to December 2024. Certain leases contain escalation clauses calling for increased rents. The Company recognizes rent expense on a straight-line basis over the lease period and has recorded deferred rent for the difference between rent payments and rent expense recognized. Pursuant to the expiration of the Company’s Irvine office lease, in February 2016, the Company entered into a new lease agreement for approximately 4,600 square feet of office space in Irvine, California. The term of the lease is scheduled to commence on May 1, 2016 with an initial term of 60 months, with payments ranging from $12,800 per month to $15,000 per month.
Legal Proceedings
From time to time, the Company is involved in litigation that it believes is of the type common to companies engaged in the Company’s line of business, including commercial and employment disputes. As of the date of this Quarterly Report on Form 10-Q, the Company is not involved in any pending legal proceedings whose outcome the Company expects to have a material adverse effect on its financial position, results of operations or cash flows. However, litigation is unpredictable and excessive verdicts, both in the form of monetary damages and injunctions, could occur. In the future, litigation could result in substantial costs and diversion of resources and the Company could incur judgments or enter into settlements of claims that could have a material adverse effect on its business.
NOTE 9—Equity and Stock Incentive Plans
The Company recognized stock-based compensation related to awards granted under its 2009 Stock Option and Incentive Plan (the “2009 Plan”), 2011 Equity Incentive Award Plan (the “2011 Plan”), and ESPP.
Total stock-based compensation expense recognized consisted of:

	Three Months ended March 31,
	2016	2015
	(in thousands)
Cost of revenues	$970	$615
Sales and marketing	878	517
Research and development	1,504	1,147
General and administrative	3,338	2,728
	$6,690	$5,007
2009 Stock Option and Incentive Plan and 2011 Equity Incentive Award Plan
Stock Options
The following table summarizes the Company’s stock option activity under the 2009 Plan and 2011 Plan:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at January 1, 2016	2,515,329	$24.40	7.14	$90,818
Granted	14,506	59.78
Exercised	(220,646)	17.43
Forfeited or expired	(11,501)	44.94
Outstanding at March 31, 2016	2,297,688	$25.19	6.98	$150,378
Ending vested and expected to vest at March 31, 2016	2,249,491	$24.88	6.95	$147,928
Exercisable at March 31, 2016	1,415,853	$17.38	6.19	$103,730
Stock options granted during the three months ended March 31, 2016 were made under the 2011 Plan. There were no grants under the 2009 Plan during the three months ended March 31, 2016.
Intrinsic value of an option is the difference between the fair value of the Company’s common stock at the time of exercise and the exercise price to be paid. The aggregate intrinsic value for options outstanding at March 31, 2016 in the table above represents the total intrinsic value, based on the Company’s closing stock price of $90.64 as of March 31, 2016, which would have been received by option holders had all option holders exercised their in-the-money options as of that date. Options outstanding that are expected to vest are net of estimated future option forfeitures.
Following is additional information pertaining to the Company’s stock option activity:

	Three Months ended March 31,
	2016	2015
	(in thousands, except per option amounts)
Weighted average fair value per option granted	$27.57	$21.66
Grant-date fair value of options vested	$2,511	$1,729
Intrinsic value of options exercised	$12,926	$12,829
Proceeds received from options exercised	$3,846	$3,349
As of March 31, 2016, total unrecognized stock-based compensation expense related to unvested stock options, adjusted for estimated forfeitures, was $13.9 million and is expected to be recognized over a weighted average period of 2.2 years.
Restricted Stock Units, Performance-Vesting Restricted Stock Units, and Performance Awards
The Performance Awards granted represent the right to receive shares of the Company’s common stock, contingent upon the achievement of certain of the Company’s performance metrics during the performance period. On a date subsequent to the performance period, the Compensation Committee of the Board of Directors (the “Compensation Committee”) determines and approves the achievement of the performance goals (the “Determination Date”) and the earned shares are issued, with 25% of the shares vested upon issuance and the remaining shares to vest 25% on each of the first three anniversaries of the Determination Date, subject to the continuous employment of the participant through such dates.
In December 2014, the Company granted Sigmund Anderman, then Chief Executive Officer and current Chairman of the Board of Directors of the Company, an option to purchase 76,648 shares of Company common stock and 37,203 performance-vesting RSUs. In January 2015, the Company granted Mr. Anderman an option to purchase 71,648 shares of Company common stock and 34,714 performance-vesting RSUs. On the Determination Date in February 2016, the Compensation Committee determined that 143,834 shares of common stock had been earned in connection with the performance-based RSUs.
In February 2015 and March 2015, the Company granted 24,766 and 10,324 Performance Awards to designated participants under the 2011 Plan with a performance period of January 1, 2015 through December 31, 2015. On the Determination Date in February 2016, the Compensation Committee determined that 70,180 shares of common stock had been earned in connection with the Performance Awards.
In October 2015, in connection with the acquisition of Mortgage Returns, the Company agreed to pay up to 29,006 of performance-vesting RSUs for a total value of $2.0 million to the former Chief Executive Officer of Mortgage Returns. The performance-vesting RSUs granted represent the right to receive shares of the Company’s common stock upon achievement of certain performance criteria and a service requirement during the performance period of October 23, 2015 through October 23, 2019. The performance-vesting RSUs will vest annually based on the achievement of the performance criteria and the service requirement.
In February 2016, the Company granted Mr. Anderman an option to purchase 14,506 shares of Company common stock and 6,692 performance-vesting RSUs. Mr. Anderman may earn between zero and 2.0 shares of common stock for each performance-vesting RSU. As of March 31, 2016, the Company expects that each of these performance-vesting RSUs will convert to 1.05 shares of common stock on the Determination Date. Additionally, in February 2016, the Company granted 64,449 Performance Awards with a performance period of January 1, 2016 through December 31, 2016 to designated participants under the 2011 Plan. The designated participants may earn between zero and 2.0 shares of common stock for each Performance Award. As of March 31, 2016, the Company expects that each of these Performance Awards will convert to 1.3 shares of common stock on the Determination Date in 2017.
The following table summarizes the Company’s RSU, Performance Award and performance-vesting RSU activity:

	RSUs		Performance Awards and Performance-Vesting RSUs
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Outstanding at January 1, 2016	748,688	$45.52	508,282	$34.68
Granted	109,704	66.22	90,810	59.78
Released	(34,622)	32.42	(109,219)	32.44
Forfeited or expired	(16,298)	57.03	—	—
Outstanding at March 31, 2016	807,472	$48.66	489,873	$39.83
Ending vested and expected to vest at March 31, 2016	731,053		489,873
RSUs, performance-vesting RSUs and Performance Awards that are expected to vest are presented net of estimated future forfeitures. RSUs released during the three months ended March 31, 2016 and 2015 had an aggregate intrinsic value of $2.6 million and $1.6 million, respectively, and had an aggregate grant-date fair value of $1.1 million and $0.8 million, respectively. Performance-vesting RSUs and Performance Awards released during the three months ended March 31, 2016 had an aggregate intrinsic value of $9.3 million and had an aggregate grant-date fair value of $3.5 million. Performance-vesting RSUs and Performance Awards released during the three months ended March 31, 2015 had an aggregate intrinsic value of $1.6 million and had an aggregate grant-date fair value of $0.6 million. The number of RSUs released includes shares that the Company withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.
As of March 31, 2016, total unrecognized compensation expense related to unvested RSUs, performance-vesting RSUs and Performance Awards was $39.7 million and is expected to be recognized over a weighted average period of 2.5 years.

Employee Stock Purchase Plan
For the three months ended March 31, 2016 and 2015, employees purchased 47,819 shares and 58,239 shares, respectively, under the ESPP for a total of $2.9 million and $1.7 million, respectively. As of March 31, 2016, unrecognized compensation expense related to the current ESPP period, which ends on August 31, 2016, was $1.1 million and is expected to be recognized over five months.
Valuation Information
The fair value of stock options and stock purchase rights granted under the 2009 Plan, the 2011 Plan, and the ESPP were estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	Three Months ended March 31,
	2016	2015
Stock option plans:
Risk-free interest rate	1.38%	1.75%
Expected life of options (in years)	6.08	6.08
Expected dividend yield	—%	—%
Volatility	47%	48%
Employee Stock Purchase Plan:
Risk-free interest rate	0.36%	0.13%
Expected life of options (in years)	0.50	0.50
Expected dividend yield	—%	—%
Volatility	46%	35%
Common Stock
The following numbers of shares of common stock were reserved and available for future issuance at March 31, 2016:

Reserved Shares
Options and awards outstanding under stock option plans	3,595,033
Shares available for future grant under the 2011 Equity Incentive Award Plan	4,202,280
Shares available under the Employee Stock Purchase Plan	1,452,840
Total	9,250,153
In February 2016, 295,665 additional shares were reserved under the ESPP and 1,478,325 additional shares were reserved under the 2011 Plan, pursuant to the automatic increase provisions in the plan.
Stock Repurchase Program
In May 2014, the Company’s board of directors approved a stock repurchase program under which the Company is authorized to repurchase up to $75.0 million of its common stock, which expires in May 2017. All shares are retired upon repurchase. The Company did not repurchase any shares during the three months ended March 31, 2016. As of March 31, 2016, $43.5 million remained available for future repurchases under the program.
NOTE 10—Segment Information
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

The Company is organized primarily on the basis of service lines. Supplemental disclosure of revenues by type is as follows:

	Three Months ended March 31,
	2016	2015
	(in thousands)
On-demand revenues(1)	$73,099	$52,972
On-premise revenues(1)	526	1,217
	$73,625	$54,189
________________
(1) Certain reclassifications of prior period amounts have been made to conform to the current period presentation, such reclassification did not materially change previously reported consolidated financial statements.
On-demand revenue is generated from company-hosted software subscriptions that customers access through the Internet and from customers that pay fees based on a per closed loan, or success, basis subject to monthly base fees, which the Company refers to as Success-Based Pricing. Additionally, on-demand revenue is comprised of software services sold both as subscriptions and transactionally; Ellie Mae Network fees; education and training, loan product, and guideline data and analytics services under the AllRegs brand; and professional services which include consulting, implementation, and training services.
On-premise revenue is generated from maintenance services, sales of customer-hosted software licenses, and related professional services.
ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements relate to future events or our future financial performance. Forward-looking statements may include words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or other wording indicating future results or expectations. Forward-looking statements are subject to risks and uncertainties and actual events or results may differ materially. Factors that could cause our actual results to differ materially include, but are not limited to, those discussed under “Risk Factors” in this report. We also face risks and uncertainties relating to our business including: outages and other system interruptions in our hosted Encompass software or the Ellie Mae Network service and any related impact on our reputation; our ability to protect the confidential information of our Encompass users, Ellie Mae Network participants and their respective customers; fluctuations in mortgage lending volume; the volume of mortgages originated by our Encompass users; the impact of changes in mortgage interest rates; changes in mortgage originator, lender, investor or service provider behavior and any related impact on the residential mortgage industry; our ability to accurately forecast revenues and appropriately plan our expenses; the number of Encompass users, including contracted Encompass users; the effectiveness of our marketing and sales efforts to attract new and retain existing Encompass users and Ellie Mae Network participants; transaction volume on the Ellie Mae Network; the level of demand for our Encompass Docs Solution, our Encompass Product and Pricing Service, and other services we offer; the level of adoption of our Total Quality Loan, or TQL, program; our ability to enhance the features and functionality of our Encompass software and the Ellie Mae Network including the development and successful deployment of our next generation Encompass platform; the timing of the introduction and acceptance of new Ellie Mae Network offerings and new on-demand services; customer renewal and upgrade rates; the increased time, cost, and complexity that may be required to successfully target larger customers; our ability to scale our operations and increase productivity to support our existing and growing customer base; our ability to successfully manage our growth and any future acquisitions of businesses, solutions or technologies; the risk that the anticipated benefits and growth prospects expected from our recent acquisitions may not be fully realized or may take longer to realize than expected; the timing of future acquisitions of businesses, solutions or technologies, and new product launches; the impact of uncertain domestic and worldwide economic conditions, including the resulting effect on residential mortgage volumes; changes in government regulation affecting mortgage lending, Ellie Mae Network participants or our services, and potential structural changes in the U.S. residential mortgage industry; the attraction and retention of qualified employees and key personnel; our ability to compete effectively in a highly competitive market and adapt to technological changes; our ability to successfully incorporate changes in consumer protection laws and other laws relating to mortgage lending into our products and services so that our customers remain compliant with such laws, including Encompass and our Encompass Compliance Service; our ability to protect our intellectual property, including our proprietary Encompass software; costs associated with defending intellectual property infringement and other claims and our ability to maintain effective internal controls and the risk of natural and man-made catastrophic interruptions to our business. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that arises after the date of this report, or to conform such statements to actual results or changes in our expectations.

This discussion should be read in conjunction with the condensed consolidated financial statements and notes presented in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2015, or 2015 Form 10-K.
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
The Ellie Mae Network electronically connects the approximately 145,000 mortgage professionals using Encompass to the broad array of mortgage lenders, investors, and third-party service providers integral to the origination and funding of residential mortgages. During the mortgage origination process, mortgage originators may order various services through the Ellie Mae Network, including credit reports; product eligibility and pricing services; automated underwriting services; appraisals; title reports; insurance; flood certifications and flood insurance; compliance reviews; fraud detection; document preparation; and verification of income, identity, and employment. Mortgage originators can also initiate secure data transmission to and from lenders and investors.
Our revenues consist of on-demand and on-premise revenues. On-demand revenues are generated primarily from subscriptions to software we host that customers access through the Internet, including customers who pay fees based on the number of loans they fund, or success basis, subject to monthly base fees, which we refer to as Success Based Pricing, and related professional services such as consulting, implementation, and training services. On-demand revenues also include software services that are sold transactionally; Ellie Mae Network transaction fees paid by lender-investors, service providers, and certain government-sponsored entities participating on the Ellie Mae Network; education and training; and loan product and guideline data and analytics services that are provided under the AllRegs brand. On-premise revenues are generated from customer-hosted software licenses and related professional services and maintenance services. In February 2015, we announced that effective May 1, 2016, we will no longer provide software releases or technical support for the on-premise version of Encompass. Prior to and subsequent to this announcement, most customers have migrated over to our on-demand Encompass offering, resulting in a decrease in the amount of on-premise revenues in 2015, and we do not expect significant on-premise revenues after May 1, 2016.
Our on-demand revenues typically, but not always, track the seasonality of the residential mortgage industry, with increased activity in the second and third quarters and reduced activity in the first and fourth quarters as home buyers tend to purchase their homes during the spring and summer in order to move to a new home before the start of the school year. Mortgage volumes are also impacted by other factors such as interest rate fluctuations, home sale activity, regulatory changes such as the TILA-RESPA Integrated Disclosure rule which became effective in October 2015, and general economic conditions, which can lead to departures from the typical seasonal pattern. For example, increases in mortgage interest rates could reduce the volume of new mortgages originated and, in particular, the volume of mortgage refinancings. We currently estimate that approximately 30% to 40% of our revenues have some direct sensitivity to volume. The base fee portion of success-based revenues, subscription revenues, professional services revenues, and revenues from sales of AllRegs services, are not affected by fluctuations in mortgage origination volume.
We are investing aggressively in initiatives that we believe will help us continue to grow our business, improve our products and services, and strengthen our competitive advantage while bringing sustainable long-term value to our customers. During 2015 and the first quarter of 2016, we increased our investments in our sales and client services capabilities, research and development, technology infrastructure, and data security to support our user additions and overall business growth and maintain the confidentiality of our customers’ data. These investments include expanding our talent across the organization by hiring additional personnel. To support customers and further differentiate ourselves, we currently anticipate that throughout 2016 and into the foreseeable future, we will continue to increase our investment in key areas such as research and development, enterprise sales, services, technical support, data security, and data center infrastructure. This investment will include development of our next generation Encompass platform, which we anticipate will be incrementally introduced over the coming quarters and into 2017. The costs associated with these investments decreased our gross margin percentage and increased operating expenses in 2015 and the first quarter of 2016 as compared to 2014. We expect to continue investment in these areas throughout 2016, and as a result in 2016 we expect cost of revenues and operating expenses to increase in absolute dollars.

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
In response to the increased quality standards and compliance mandates affecting the industry, we expect an increased number of mortgage lenders to assess new platform options and replace their legacy systems. We have increased the size of our customer acquisition, implementation, and support teams in order to address anticipated demand for our software solutions.
Increased regulation affecting lenders and investors. Regulatory reforms have significantly increased the complexity and importance of regulatory compliance. We devote considerable resources to continually upgrading our software to help our customers address regulatory changes. We offer Encompass Compliance Service, which analyzes mortgage loan data for compliance with consumer protection laws and institutionally mandated compliance policies and alerts users to possible violations of these laws and policies. In addition, we have a staff of attorneys and work with compliance experts who help ensure that documents prepared using our software and the processes recommended by the Encompass workflow comply with applicable rules and regulations. For example, additional tools and product updates were required to address the Ability-to-Repay/Qualified Mortgage and Federal and State High Cost rules that became effective in January 2014. In addition, we updated certain of our products to comply with the TILA-RESPA Integrated Disclosure rule changes that took effect in October 2015. We believe we are also well-positioned to help our customers meet future Dodd-Frank Act requirements as they are published and become effective. However, changes to existing laws or regulations or adoption of new laws or regulations relating to the residential mortgage industry could require us to incur significant costs to update our products and services so that our customers remain compliant with such laws and regulations.
Greater focus on operational efficiencies. The average total production cost per loan was $6,959 in the fourth quarter of 20131, $7,000 in the fourth quarter of 20142, and $7,747 in the fourth quarter of 20153. We expect costs to continue to be a significant consideration for mortgage originators due to continued increased regulation and heightened quality standards. By automating many of the functions of mortgage origination, we enable our users to comply with regulations and process quality loans more efficiently and effectively. This reduces the cost of originating a loan and lowers the risk of buy-back demands from investors resulting from poorly originated or documented loans or loans that fail to comply with applicable regulations. We continually address the changing needs of our customers by developing and enhancing tools to allow for simplified regulatory compliance, increased availability of information, and enhanced system functionality and performance.
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

________________

1	Mortgage Bankers Association, Independent Mortgage Banker Profits Reach New Lows in the Fourth Quarter of 2013, March 26, 2014.
2	Mortgage Bankers Association, Independent Mortgage Banks' Profits in 4th Quarter 2014 Down from Previous Quarter; Up on Year-Over-Year Basis, March 31, 2015.
3	Mortgage Bankers Association, Independent Mortgage Banks Profits Down 60 percent in 4th Quarter, March 17, 2016.

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
Acquisition Strategy
Our industry is highly fragmented, and we believe there are strategic opportunities available to acquire software companies that offer mortgage origination functionality that will complement and increase the attractiveness of our solutions. In October 2015, we acquired substantially all the assets of Mortgage Returns, LLC, a company that provides on-demand CRM and marketing automation solutions for the residential mortgage industry. With the acquisition of Mortgage Returns we are responding to the needs of our customers by adding a robust CRM solution for lenders of all sizes. We believe this acquisition enhances our marketing platform and furthers our mission of automating the entire end-to-end mortgage process for our customers. In October 2014, we acquired substantially all the assets of AllRegs, a provider of research and reference, education, documentation, and data analytics products relating to the mortgage industry. The assets that we acquired from AllRegs allow us to strengthen our products through product integration and introduce new products related to training, compliance management systems, and loan product eligibility.
Operating Metrics
We use certain operational metrics to evaluate our business, determine allocation of our resources, and make decisions regarding corporate strategy. We focus on these metrics to determine our success in leveraging our user base to increase our revenues and to gauge the degree of our market penetration.
These metrics are defined below.
Contracted revenues. Contracted revenues are those revenues that are fixed by the terms of a contract and are not affected by fluctuations in mortgage origination volume. These revenues consist of the base fee portion of success-based revenues, monthly per-user subscription revenues, professional services revenues, revenues from sales of AllRegs services, and subscription revenues paid for products other than Encompass.
Active users. An active user is a mortgage origination professional who has used Encompass at least once within a 90-day period preceding the measurement date. A user is a mortgage origination professional working at an Encompass mortgage lender, such as a mortgage bank, commercial bank, thrift or credit union, which sources and funds loans and generally sells these funded loans to investors; or a mortgage brokerage, which typically processes and submits loan files to a mortgage lender or mega lender that funds the loan.
Contracted users. A contracted user is a mortgage origination professional who has a license to use Encompass and has an obligation to pay for this license, but who is not necessarily an active user.
Average active users. Average active users during a period is calculated by averaging the monthly active users during a reporting period.
Revenue per average active Encompass user. Revenue per average active Encompass user is calculated by dividing total revenues by average active Encompass users.

The following table shows these operating metrics as of and for the three months ended March 31, 2016 and 2015:

	Three Months ended March 31,
	2016	2015
Revenues (in thousands):
Total revenues	$73,625	$54,189
Total contracted revenues	$45,956	$31,886
Users at end of period:
Contracted users	180,595	133,581
Active users	144,533	118,672
Active users as a percentage of contracted users	80%	89%
Average active users:
Average active users during the period	141,079	114,413
Revenue per average active user during the period	$522	$474
In February 2015, we announced that effective May 1, 2016, we will no longer provide software releases or technical support for the on-premise version of Encompass. Some on-premise Encompass users may not convert to the on-demand Encompass, which could affect the number of active Encompass users in future periods.
Basis of Presentation
General
Our consolidated financial statements include the accounts of Ellie Mae, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation.
Revenue Recognition
We generate revenue primarily from transaction-based fees, and fees for software and related services including our annual user conference and fees from professional services. Our software can be accessed either through a company-hosted subscription or a customer-hosted license. Accordingly, our revenue is described as on-demand or on-premise. Sales taxes assessed by governmental authorities are excluded from revenue.
On-demand Revenue
On-demand revenue is generated from company-hosted software subscriptions that customers access through the Internet and from customers that pay fees based on a per closed loan, or success, basis subject to monthly base fees, which we refer to as Success-Based Pricing. Additionally, on-demand revenue is comprised of software services sold both as subscriptions and transactionally; Ellie Mae Network fees; education and training, loan product, and guideline data and analytics services under the AllRegs brand; and professional services which include consulting, implementation, and training services.
On-premise Revenue
On-premise revenue is generated from maintenance services, sales of customer-hosted software licenses, and related professional services.
Cost of Revenues and Operating Expenses
Cost of Revenues
Our cost of revenues consists primarily of: salaries and benefits, including stock-based compensation expense; third-party royalty expenses; customer support; data centers; depreciation on data center computer equipment; amortization of acquired intangible assets such as developed technology and trade names; amortization of internal-use software; professional services associated with implementation of our software; and allocated facilities costs. We expect that our cost of revenues will continue to increase in absolute dollars as our revenues increase, as we make additional and accelerated investments to bolster our infrastructure and enhance our system capacity, reliability, and data security, as we pursue additional strategic acquisitions, as we place new internal-use software into service and as we continue to hire additional personnel in our implementation and customer support departments to support new customers and provide new services. To support customers and further differentiate ourselves, we currently anticipate that throughout 2016 we will continue to increase our investment in key areas such as research and development, enterprise sales, services, technical support, data security, and data center infrastructure. This investment will include development of our next generation Encompass platform, which we expect to incrementally introduce over the coming quarters and throughout 2017.
Sales and Marketing
Our sales and marketing expenses consist primarily of: salaries, benefits, and incentive compensation, including stock-based compensation expense and commissions; allocated facilities costs; expenses for trade shows, public relations, our annual user conference, and other promotional and marketing activities; expenses for travel and entertainment; and amortization of acquired intangible assets such as customer relationships. We expect that our sales and marketing expense will continue to increase as we continue to hire additional sales personnel in order to address anticipated demand for our software solutions and as we pursue additional strategic acquisitions. We also intend to increase marketing activities focused on Encompass, our Ellie Mae Network offerings and our other Encompass services.
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
Critical Accounting Policies and Estimates
There have been no material changes during the three months ended March 31, 2016 to our critical accounting policies and estimates previously disclosed in our 2015 Form 10-K.

Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months ended March 31,
	2016	2015
	(in thousands)
Revenues	$73,625	$54,189
Cost of revenues(1)	26,631	17,350
Gross profit	46,994	36,839
Operating expenses:
Sales and marketing(1)	15,287	9,760
Research and development(1)	12,453	8,297
General and administrative(1)	15,731	12,302
Total operating expenses	43,471	30,359
Income from operations	3,523	6,480
Other income, net	199	132
Income before income taxes	3,722	6,612
Income tax provision	1,216	3,028
Net income	$2,506	$3,584
________
(1) Stock-based compensation included in the above line items:

	Three Months ended March 31,
	2016	2015
	(in thousands)
Cost of revenues	$970	$615
Sales and marketing	878	517
Research and development	1,504	1,147
General and administrative	3,338	2,728
	$6,690	$5,007

	Three Months ended March 31,
	2016	2015

Revenues	100.0%	100.0%
Cost of revenues	36.2	32.0
Gross profit	63.8	68.0
Operating expenses:
Sales and marketing	20.8	18.0
Research and development	16.9	15.3
General and administrative	21.3	22.7
Total operating expenses	59.0	56.0
Income from operations	4.8	12.0
Other income, net	0.3	0.2
Income before income taxes	5.1	12.2
Income tax provision	1.7	5.6
Net income	3.4%	6.6%

Comparison of the Three Months Ended March 31, 2016 and 2015
Revenues
The following table sets forth our revenues by type for the periods presented:

	Three Months ended March 31,
	2016	2015
	(dollars in thousands)
Revenue by type:
On-demand(1)	$73,099	$52,972
On-premise(1)	526	1,217
Total	$73,625	$54,189

	Three Months ended March 31,
	2016	2015
Revenue by type:
On-demand	99.3%	97.8%
On-premise	0.7%	2.2%
Total	100.0%	100.0%
________________
(1) Certain reclassifications of prior period amounts have been made to conform to the current period presentation, such reclassification did not materially change previously reported consolidated financial statements.
Three months ended March 31, 2016. Total revenues increased $19.4 million, or 35.9%, for the three months ended March 31, 2016 as compared to the same period of 2015.
On-demand revenues increased by $20.1 million, or 38.0% during the three months ended March 31, 2016, consisting primarily of an $8.3 million increase in Encompass revenue. The increase in Encompass revenue resulted partially from a $8.8 million, or 38.4%, increase in base fees due to a 35.2% increase in Contracted Users as of March 31, 2016 compared to the same period in 2015, offset by a decrease of $0.5 million in closed loan fees, which are assessed for loans closed in excess of base fees under our Success Based Pricing model. The closed loan fee decrease was driven by lower mortgage origination volumes.
Additional contributors to the growth in on-demand revenue included a $3.0 million net increase in other services such as income verification, stand-alone CenterWise, and our user conference, a $2.8 million increase in network revenues due to an increase in Contracted Users as well as an increase in adoption, a $2.6 million increase in revenues from professional services, driven primarily by implementation and training services provided to new customers and to customers that upgraded from our on-premise product offering, a $1.9 million increase in revenues from AllRegs products and services, and a $1.5 million increase in revenue due to subscription revenues from our Mortgage Returns acquisition.
On-premise revenues decreased by $0.7 million for the three months ended March 31, 2016 compared to the same period in 2015, primarily due to our strategy of sun-setting the on-premise version of Encompass by May 1, 2016.
Gross Profit

	Three Months ended March 31,
	2016	2015
	(dollars in thousands)
Gross profit	$46,994	$36,839
Gross margin	63.8%	68.0%
Gross profit increased by $10.2 million and gross margin percentage decreased by 4.2% during the three months ended March 31, 2016 as compared to the same period in 2015. Revenues increased by $19.4 million and cost of revenues increased by $9.3 million. The decrease in the gross margin percentage was a result of an increase in fixed costs associated with headcount added to our implementation, professional services, and customer support organizations, investments we have made in expanding our data centers, and enhancing data security for our customers. The increase in costs primarily include a $3.8 million increase in salaries, employee benefits, and stock-based compensation expenses associated with additional headcount for our professional services and customer support organizations in anticipation of continued increasing demand for our software solutions, a $2.0 million increase in third-party royalty expenses arising from the increased revenues, a $1.4 million increase in depreciation expense related to internal-use software place into production, and a $1.2 million increase in outside services to assist in data security and infrastructure upgrades.
Sales and Marketing

	Three Months ended March 31,
	2016	2015
	(dollars in thousands)
Sales and marketing	$15,287	$9,760
Sales and marketing as a % of revenues	20.8%	18.0%
Sales and marketing expenses increased by $5.5 million, or 56.6%, for the three months ended March 31, 2016 as compared to the same period in 2015. Sales and marketing expenses as a percentage of revenues increased by 2.8%. The increase in sales and marketing expenses was primarily due to a $2.9 million increase in marketing and promotion expenses including our user conference, a $1.3 million increase in salaries, employee benefits, and stock-based compensation expenses related to increased headcount as we continue to grow our sales and marketing department in an effort to increase our market share and address anticipated demand for our software solutions and additional headcount from the Mortgage Returns acquisition, and an approximately $1.0 million net increase in commissions paid to our sales representatives arising from increased bookings and increased depreciation and amortization expenses.
Research and Development

	Three Months ended March 31,
	2016	2015
	(dollars in thousands)
Research and development	$12,453	$8,297
Research and development as a % of revenues	16.9%	15.3%
Research and development expenses increased by $4.2 million, or 50.1%, for the three months ended March 31, 2016 as compared to the same period in 2015. Research and development expenses as a percentage of revenues increased by 1.6%. The increase in research and development expenses was due to a $5.1 million increase in total research and development costs, primarily driven by salaries, employee benefits, and stock-based compensation expenses related to increased headcount as we continue to invest in our products and services and additional headcount from the Mortgage Returns acquisition, partially offset by approximately a $1.0 million decrease as a result of the capitalization of research and development expenses related to internal-use software and website development projects. Costs associated with the development of internally developed software are capitalized to property and equipment rather than expensed, and amortized over their respective useful lives when the related assets are placed into service.
General and Administrative

	Three Months ended March 31,
	2016	2015
	(dollars in thousands)
General and administrative	$15,731	$12,302
General and administrative as a % of revenues	21.3%	22.7%
General and administrative expenses increased by $3.4 million, or 27.9%, for the three months ended March 31, 2016 as compared to the same period in 2015. General and administrative expenses as a percentage of revenues decreased by 1.4%. The increase in general and administrative expenses was primarily due to a $1.7 million increase in salaries, stock-based compensation, and employee benefits related to increased headcount from both hiring and from the Mortgage Returns acquisition. The remainder of the increase is due to several items including an increase in depreciation expense related to the release of new systems and internally developed software into production, an increase in outside services related to system upgrades, and an increase technology expenses to support increased headcount.

Income Tax Provision
Income tax provision was $1.2 million for the three months ended March 31, 2016, compared to $3.0 million for the three months ended March 31, 2015. The decrease in income tax provision was due to a decrease in the quarterly effective income tax rate from 45.8% for the three months ended March 31, 2015 to 32.7% for the three months ended March 31, 2016. This reduction in the effective tax rate was primarily due to the reduction of nondeductible stock option expense and an increase in the R&D credit benefit in 2016 as compared to 2015.
The Company is currently under examination by the U.S. Internal Revenue Service for the 2013 tax year. At this time, the Company is not able to estimate the potential impact that the examination may have on income tax expense. If the examination is resolved unfavorably, it may have a negative impact on the Company’s results of operations.
Liquidity and Capital Resources
At March 31, 2016, we had cash, cash equivalents, and short-term investments of $71.7 million and long-term investments of $42.3 million. Cash and cash equivalents consist of cash and money market accounts. Both short and long-term investments consist of corporate bonds and obligations, certificates of deposit, municipal obligations, U.S. government notes, and U.S. government agency securities.
We believe that our existing cash, cash equivalents, and short-term investments will be sufficient to fund capital expenditures, operating expenses and other cash requirements for at least the next 12 months. We may enter into acquisitions in the future, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
The following table sets forth our statement of cash flows data for the periods presented:

	Three Months ended March 31,		Net
	2016	2015	Change
	(in thousands)
Net cash provided by (used in) operating activities	$(10,060)	$10,946	$(21,006)
Net cash used in investing activities	(1,287)	(16,166)	14,879
Net cash provided by financing activities	5,491	3,817	1,674
Net decrease in cash and cash equivalents	$(5,856)	$(1,403)	$(4,453)
Operating Activities
Cash provided by (used in) operating activities for the three months ended March 31, 2016 decreased by $21.0 million as compared to the same period in 2015. In the condensed consolidated statements of cash flows, cash used in operating activities is presented as net income adjusted for non-cash items and changes in operating assets and liabilities. Net income decreased by $1.1 million for the three months ended March 31, 2016 as compared to the same period in 2015. Non-cash items resulted in an increase in cash from operations of $8.0 million for the three months ended March 31, 2016 as compared to the same period in 2015. Changes in operating assets and liabilities resulted in a decrease in cash from operations of $28.0 million for the three months ended March 31, 2016 as compared to the same period in 2015.
The $8.0 million increase in the net contribution of non-cash items to cash provided by operating activities was primarily due to a $2.9 million reduction in the tax benefit from stock-based compensation, a $2.2 million increase in depreciation from data center equipment, internal-use software, leasehold improvements, and furniture and fixtures placed into service, a $1.7 million increase in stock-based compensation expense due to increased headcount, and a $1.2 million increase in deferred income taxes.
Changes in operating assets and liabilities resulted in a net decrease of $28.0 million to cash used in operating activities for the three months ended March 31, 2016 as compared to the same period in 2015. Our net accounts receivable balance fluctuates from period to period, depending on the amount and timing of sales and billing activity, our customers’ payment method, and cash collections. The change in prepaid expenses and other current assets was primarily due to the timing of payments for internal-use software. The change in deposits and other assets was due to increased deferred commission expenses associated with continuing sales of our products and timing of the payment for internal-use software. The change in accounts payable and accrued and other liabilities was due to an increase in compensation costs associated with increased headcount as well as the timing of additional liabilities and payments in general, and does not reflect any significant change in the nature of accrued liabilities. The increase in deferred revenue is primarily the result of continued sales of subscriptions following the acquisition of Mortgage Returns as well as an increase in sales of professional services, offset by a decrease in undelivered software maintenance as more customers adopt our on-demand platform which does not include the sale of stand-alone maintenance.

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
Cash used in investing activities of $1.3 million for the three months ended March 31, 2016 was primarily the result of $13.3 million in expenditures for purchases of property, including capital improvements to our new corporate headquarters, investments to bolster our infrastructure and enhance our system capacity, reliability, and security, and $7.1 million in expenditures incurred to develop internal-use software and website applications, including the development of our next generation Encompass platform. Additionally, we sold net $19.1 million of investments to fund these expenditures.
Cash used in investing activities of $16.2 million for the three months ended March 31, 2015 was the result of $16.0 million for purchases of property and equipment and costs incurred to develop internal-use software and website applications, including capital improvements to our new corporate headquarters, investments to bolster our infrastructure and enhance our system capacity, reliability, and security and costs to develop our next generation Encompass platform. We also incurred $0.2 million in net purchases of investments.
Financing Activities
Financing activities have consisted primarily of cash provided from the exercise of stock options and purchases under the employee stock purchase plan and excess tax benefits from stock-based compensation, reduced by the payments related to capital lease obligations, repurchases of common stock and tax payments related to shares withheld for vested restricted stock units, or RSUs. In May 2014, our board of directors approved a stock repurchase program under which we are authorized to repurchase up to $75.0 million of our common stock over a 36-month period ending in May 2017, $43.5 million of which remains available as of March 31, 2016. Under the program, purchases may be made from time to time on the open market, and will be funded from available working capital.
Cash provided by financing activities of $5.5 million for the three months ended March 31, 2016 consisted primarily of $6.7 million in proceeds from the exercise of stock options, partially offset by $1.2 million in payments on capital leases, and tax payments related to shares withheld for vested RSUs.
Cash provided by financing activities of $3.8 million for the three months ended March 31, 2015 consisted primarily of $5.1 million in proceeds from the exercise of stock options and $2.9 million in excess tax benefits from stock-based compensation, offset in part by $2.5 million in common stock repurchases, and $1.6 million in payments on capital leases and tax payments related to shares withheld for vested RSUs.
Off Balance Sheet Arrangements
As of March 31, 2016, we had no off-balance sheet arrangements and operating leases were the only financing arrangements not reported on our condensed consolidated financial statements.
Contractual Obligations
At March 31, 2016, our contractual payment obligations are as follows:

	Payment due by period (as of March 31, 2016)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Capital lease obligations	$3,716	$3,010	$706	$—	$—
Operating lease obligations	44,037	3,744	9,801	10,025	20,467
Purchase obligations	$10,737	$6,578	$4,159	$—	$—
Total	$58,490	$13,332	$14,666	$10,025	$20,467
Purchase obligations are associated with agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum services to be used; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations include noncancelable contractual obligations for the purchase of services, licenses of third-party software, and construction commitments. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.
ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We believe that there have been no significant changes in our market risk exposures for the three months ended March 31, 2016, as compared with those discussed in our 2015 Form 10-K.
ITEM 4—CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
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
Any future system interruptions that impair access to Encompass, the Ellie Mae Network or our other services could damage our reputation and brand and may substantially harm our business and operating results.
The satisfactory performance, reliability, and availability of Encompass, the Ellie Mae Network and our other services, including our Encompass Compliance Service, are critical to our reputation and our ability to attract and retain Encompass users and Ellie Mae Network participants. Because our services are complex and incorporate a variety of hardware and proprietary and third-party software, our services may have errors or defects that could result in unanticipated downtime for our customers. Internet-based services frequently contain undetected errors when first introduced or when new versions or enhancements are released, and we have from time to time found errors and defects in our services and new errors and defects in our services may be detected in the future.
Moreover, we have experienced and may in the future continue to experience temporary system interruptions to Encompass, the Ellie Mae Network, or our other services for a variety of other reasons, including network failures, power failures, problems with Encompass and other third-party firmware updates, as well as an overwhelming number of Encompass users or Ellie Mae Network participants trying to access our services during periods of strong demand. In addition, our services may be subject to security or denial of services attacks which result in service interruptions or our customers may use our services in unanticipated ways that may cause a disruption in services for other customers. Since our customers use our service for important aspects of their business, any errors, defects, disruptions in service or other performance problems could result in negative publicity, damage to our reputation and brand, reduce our revenue, increase our operating expenses, negatively impact our ability to run our business, hinder our ability to enroll new customers, cause us to incur legal liability or issue refunds or service credits to our customers and cause us to lose current customers, all of which could substantially harm our business and operating results.
In addition, our two primary data centers, located in Santa Clara, California, and Chicago, Illinois, are hosted by a third-party service provider over which we maintain regular oversight but have little direct control. We depend on this third-party service provider to provide continuous and uninterrupted access to our products and services, including Encompass and the Ellie Mae Network. If for any reason our relationship with this third party were to end unexpectedly, it could require a significant amount of time to transition the hosting of our data centers to a new third-party service provider. We are also subject to interruptions beyond our and our third-party service provider’s control, such as disruptions or congestion in the portions of the Internet linking us to our customers. We are dependent on third parties for the implementation and maintenance of certain aspects of our systems and because some of the causes of system interruptions may be outside of our control, we may not be able to remedy such interruptions in a timely manner. These interruptions may affect our customers’ experience or cause us to lose customers, and may materially harm our reputation and operating results.
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
Our future performance will be highly dependent on our ability to continue to attract Encompass customers and grow revenues from new on-demand services.
To maintain or increase our revenues, we must increase the number of users of our on-demand Encompass software and other services. We cannot guarantee our on-demand SaaS strategy, including our Success Based Pricing model, will continue to be successful. If we are unable to increase the number of Encompass customers or users of our other services, our business may be materially adversely affected.
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
Mortgage lending volume was significantly higher in 2015 and in the first quarter of 2016 than in 2014, but may decrease during the remainder of 2016 and future years, which could materially adversely affect our business.
Mortgage lending volume was significantly higher in 2015 and in the first quarter of 2016 than in 2014, but may decrease during the remainder of 2016 and future years, which could materially adversely affect our business. Factors that adversely impact mortgage lending volumes include increasing mortgage interest rates, reduced consumer and investor demand for mortgages, more stringent underwriting guidelines, decreased liquidity in the secondary mortgage market, high levels of unemployment, high levels of consumer debt, lower consumer confidence, changes in tax and other regulatory policies, the number of existing mortgages eligible for refinancing, and other macroeconomic factors.
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
We currently estimate that approximately 30% to 40% of our revenues have some direct sensitivity to volume. A decrease in residential mortgage volumes could materially adversely affect our business and operating results. Furthermore, a significant decrease in mortgage volume could negatively impact our customers, resulting in a reduction of their Encompass users, consolidation with other lenders or cessation of operations. If any of these occurs, it could materially adversely affect our business and operating results.
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
We have experienced, and are continuing to experience, a period of rapid growth in our customers, headcount, and operations. In particular, we grew from approximately 270 employees as of December 31, 2011 to approximately 900 employees as of March 31, 2016, and have also significantly increased the number of customers and active users of Encompass. We anticipate that we will significantly expand our operations and headcount in the near term, and will continue to expand our customer base. This growth has placed, and future growth will place, a significant strain on our management, general and administrative resources, and operational infrastructure.
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
Our success will depend in part on our ability to expand our solutions and services and to grow our business in response to changing technologies, customer demands and competitive pressures. In some circumstances, we may pursue growth through the acquisition of complementary businesses, solutions or technologies rather than through internal development. For example, in October 2015, we acquired substantially all the assets of Mortgage Returns, LLC, a company that provides on-demand CRM, and marketing automation solutions for the mortgage industry. In October 2014, we acquired substantially all the assets of Mortgage Resource Center, Inc., dba AllRegs, a provider of research and reference, education, documentation, and data analytics products relating to the mortgage industry.
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
Changes in current legislation or new legislation may increase our costs by requiring us to update our products and services and if our products and services fail to address relevant laws and regulations our business could be adversely affected.
Changes to existing laws or regulations or adoption of new laws or regulations relating to the residential mortgage industry may require us to incur significant costs to update our products and services so that our customers remain compliant with such laws and regulation. Our Encompass Compliance Service analyzes mortgage loan data for compliance with consumer protection laws and institutionally mandated compliance policies and must continually be updated to incorporate changes to such laws and policies. The Dodd-Frank Act has caused and will continue to cause us to make similar updates to Encompass, Encompass Product and Pricing Service, Encompass Docs Solution, TQL, and the Ellie Mae Network to address, among other things, regulations that protect consumers against unfair, deceptive, and abusive practices by lenders. For example, additional tools and product updates were required to address the Ability-to-Repay/Qualified Mortgage and Federal and State High Cost rules that became effective in January 2014. In addition, we have updated certain products to comply with the TILA-RESPA Integrated Disclosure rule changes and the 2013 Loan Originator Rule under the Truth in Lending Act (Regulation Z) (TILA-RESPA Amendments) that became effective October 3, 2015. The final rule amending Regulation C to implement amendments to the Home Mortgage Disclosure Act made by section 1094 of the Dodd-Frank Act was published on October 15, 2015. It contained various effective compliance dates, starting with January 1, 2017 through May 30, 2020. The final "Qualified Residential Mortgage" rule which implements the risk retention requirements in the Dodd-Frank Act became effective on December 24, 2015. These additions and updates have caused us to incur significant expense, and future updates will likely similarly cause us to incur significant expense. In addition, if our products and services fail to address relevant laws and regulations, we could be subject to claims by our customers that we have breached our customer contracts as well as potential claims by borrowers or government agencies. Such claims could result in substantial costs and we could incur judgments or enter into settlements of claims that could have a material adverse effect on our business and operating results. Furthermore, if our products and services fail to address relevant laws and regulations this could result in negative publicity, damage to our reputation and brand, hinder our ability to enroll new customers and cause us to lose current customers, all of which could substantially harm our business and operating results.
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
The Real Estate Settlement Procedures Act (“RESPA”) generally prohibits the payment or receipt of fees or any other thing of value for the referral of business related to a residential real estate settlement service and prohibits fee shares or splits or unearned fees in connection with the provision of such services. Encompass software and services and the Ellie Mae Network were designed with payment methods that are intended to comply with the restrictions under RESPA. Nonetheless, RESPA may restrict our ability to enter into marketing and distribution arrangements with third parties for existing or newly developed products and services, particularly to the extent that such arrangements may be characterized as involving payments for the referral of residential real estate settlement service business. Additionally, any amendments to RESPA, court opinions interpreting the provisions of RESPA, or changes in the manner that RESPA is interpreted by the regulatory agencies responsible for enforcing RESPA, that result in restrictions on our current payment methods, or any determination that our payment methods have been and currently are subject to the restrictions under RESPA, could have a material adverse effect on our business. If we were found to be in violation of RESPA rules, we would be exposed to significant potential liability that could have a material adverse effect on our reputation and business.
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
The mortgage origination software market is highly competitive. There are many software providers that compete with us by offering loan origination software to mortgage originators, such as: Byte Software Inc., a subsidiary of CBCInnovis; Calyx Technology, Inc.; DH Corporation; Lending QB, Mortgage Builder Software, Inc., a subsidiary of Altisource Portfolio Solutions SA; Mortgage Cadence, which is owned by Accenture PLC; Wipro Gallagher Solutions, which is owned by Wipro, Ltd.; and LoanSphere Empower and LoanSphere LendingSpace, which are owned by Black Knight Financial Services, LLC, a subsidiary of Fidelity National Financial, Inc. Some software providers, including Calyx Technology, Inc. and Black Knight Financial Services, LLC, also provide connectivity between their software users and lenders and service providers to make such services available to mortgage lenders. We also compete with compliance, document preparation service, and product eligibility and pricing service providers that are more established than us. There is vigorous competition among providers of these services and we may not succeed in convincing potential customers using other services to switch to ours. In addition, some of our competitors are consolidating which facilitates greater cross-selling of services, which could weaken our ability to differentiate our offering in the market. Some of our competitors also offer services on a per closed loan basis, which could adversely impact the effectiveness of our Success Based Pricing strategy for increasing the number of Encompass customers. If we are unsuccessful in competing effectively by providing attractive functionality, customer service or value, we could lose existing Encompass users to our competitors and our ability to attract new Encompass users could be harmed.

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
At any given time, we are a defendant in various legal proceedings and litigation matters arising in the ordinary course of business including commercial and employment disputes. We can give no assurance that the outcome of any such matter would not have a material adverse effect on our consolidated financial condition, results of operations or cash flows. We are unable to predict the ultimate outcome of these disputes or the actual impact of these matters on our profitability at this time, and any views we form as to the viability of these claims or the financial exposure in which they could result, could change from time to time as the matters proceed through their course, as facts are established, and various judicial determinations are made.
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
Other parties have asserted, and may in the future assert, that we have infringed their intellectual property rights. For example, in the third quarter of 2014, we settled a patent infringement lawsuit in which it was alleged that our Encompass system infringed certain patents. In addition, we generally agree to indemnify our customers against legal claims that our software products infringe intellectual property rights of third parties and, in the event of an infringement, to modify or replace the infringing product or, if those options are not reasonably possible, to refund the cost of the software, as pro-rated over a period of years. We cannot predict whether assertions of third-party intellectual property rights or claims arising from such assertions will substantially harm our business and operating results. If we are forced to defend against any infringement claims, whether they are with or without merit or are determined in our favor, we may face costly litigation and diversion of technical and management personnel. Furthermore, an adverse outcome of a dispute may require us to: pay damages, potentially including treble damages and attorneys’ fees if the infringement were found to be willful; cease providing solutions that allegedly incorporate the intellectual property of others; expend additional development resources to redesign or re-engineer our solutions and products, if feasible; and enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies. We cannot be certain of the outcome of any litigation. Any royalty or licensing agreement, if required, may not be available to us on acceptable terms or at all. Our failure to obtain the necessary licenses or other rights could prevent the sale or distribution of some of our products and services and, therefore, could have a material adverse effect on our business.
Our internal information technology systems are critical to our business. System integration and implementation issues could disrupt our operations, which could have a material adverse impact on our business or results in significant deficiencies or material weaknesses in our internal controls.
We rely on the efficient and uninterrupted operation of complex information technology systems, including systems for customer billing, human resources, enterprise resource planning and customer relationship management.  As our business has grown in size and complexity, the growth has placed, and will continue to place, significant demands on our internal information technology systems. To effectively manage this growth, we must commit significant financial and personnel resources to maintain and enhance existing systems and develop or acquire new systems to keep pace with continuing changes in our business and information processing technology as well as evolving industry, regulatory and accounting standards.  If the information we rely upon to run our businesses were to be found to be inaccurate or unreliable, if we fail to properly maintain or enhance our internal information technology systems, we could have operational disruptions, have customer disputes, lose our ability to produce timely and accurate financial reports, have significant deficiencies or material weaknesses in our internal controls, have increases in operating and administrative expenses, or suffer other adverse consequences.
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
Our board of directors previously approved a stock repurchase program under which we are authorized to repurchase up to $75.0 million of our common stock over a 36-month period ending in May 2017, $43.5 million of which remains available as of March 31, 2016. Such stock repurchases may be limited, suspended, or terminated at any time without prior notice. There can be no assurance that we will repurchase additional shares of our common stock under our stock repurchase program or that any future repurchases will have a positive impact on the trading price of our common stock or earnings per share. Important factors that could cause us to limit, suspend or terminate our stock repurchase program include, among others, unfavorable market conditions, the trading price of our common stock, the nature of other investment or strategic opportunities presented to us from time to time, the rate of dilution of our equity compensation programs, the availability of adequate funds, and our ability to make appropriate, timely, and beneficial decisions as to when, how, and whether to purchase shares under the stock repurchase program. If we limit, suspend or terminate our stock repurchase program, our stock price may be negatively affected.
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

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as the term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of our common stock during the three months ended March 31, 2016:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number	Approximate
			of Shares	Dollar Value or
	Total		Purchased as	Shares that May
	Number of	Average	Part of Publicly	Yet be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs (1)
January 1, 2016 to January 31, 2016	—	$—	—	$43,469,986
February 1, 2016 to February 29, 2016	—	$—	—	$43,469,986
March 1, 2016 to March 31, 2016	—	$—	—	$43,469,986
_________________
(1) In May 2014, our board of directors approved a stock repurchase program under which we are authorized to repurchase up to $75.0 million of our common stock, which expires in May 2017. Shares under the program are retired upon the repurchase. Amount remaining to be purchased are exclusive of commissions.
ITEM 3—DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4—MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5—OTHER INFORMATION
Not applicable.

ITEM 6—EXHIBITS

Exhibit Number	Description of Document

10.1#	2016 Senior Executive Performance Share Program.

10.2#
Form of Notice of Grant of and Grant Agreement for Performance Shares for Senior Executives under the Ellie Mae, Inc. 2016 Senior Executive Performance Share Program and Ellie Mae, Inc. 2011 Equity Incentive Award Plan.

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

#	Indicated management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELLIE MAE, INC.

Date:	May 5, 2016	By:	/s/ Edgar A. Luce
Edgar A. Luce
Executive Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized signatory)