Form 10-Q
period 2016-06-30
ELLIE MAE INC
filed 2016-07-29
CIK 1122388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:
As of July 27, 2016:

Class	Number of Shares
Common Stock, $0.0001 par value	30,215,306

PART I—FINANCIAL INFORMATION
ITEM 1—CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Ellie Mae, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share amounts)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$44,609	$34,396
Short-term investments	46,859	48,975
Accounts receivable, net of allowance for doubtful accounts of $218 and $124 as of June 30, 2016 and December 31, 2015, respectively	44,306	28,568
Prepaid expenses and other current assets	11,262	9,874
Total current assets	147,036	121,813
Property and equipment, net	105,787	81,360
Long-term investments	41,592	55,473
Intangible assets, net	19,861	22,810
Deposits and other assets	8,248	8,888
Goodwill	74,547	74,547
Total assets	$397,071	$364,891
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$9,526	$9,911
Accrued and other current liabilities	27,385	37,307
Deferred revenue	18,824	15,864
Total current liabilities	55,735	63,082
Leases payable, net of current portion	151	685
Other long-term liabilities	14,926	10,273
Total liabilities	70,812	74,040
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, $0.0001 par value per share; 140,000,000 authorized shares, 30,198,074 and 29,566,511 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	3	3
Additional paid-in capital	307,227	285,342
Accumulated other comprehensive income (loss)	172	(257)
Retained earnings	18,857	5,763
Total stockholders' equity	326,259	290,851
Total liabilities and stockholders' equity	$397,071	$364,891

See accompanying notes to these condensed consolidated financial statements (unaudited).

Ellie Mae, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months ended June 30,		Six Months ended June 30,
	2016	2015	2016	2015
Revenues	$90,098	$65,942	$163,723	$120,131
Cost of revenues	28,453	20,862	55,084	38,212
Gross profit	61,645	45,080	108,639	81,919
Operating expenses:
Sales and marketing	12,506	8,804	27,792	18,564
Research and development	14,662	9,282	27,115	17,579
General and administrative	17,793	14,149	33,525	26,451
Total operating expenses	44,961	32,235	88,432	62,594
Income from operations	16,684	12,845	20,207	19,325
Other income, net	162	153	361	285
Income before income taxes	16,846	12,998	20,568	19,610
Income tax provision	6,258	5,368	7,474	8,396
Net income	$10,588	$7,630	$13,094	$11,214
Net income per share of common stock:
Basic	$0.36	$0.26	$0.44	$0.39
Diluted	$0.34	$0.25	$0.42	$0.37
Weighted average common shares used in computing net income per share of common stock:
Basic	29,578,630	29,092,149	29,643,779	28,931,042
Diluted	31,188,599	30,807,417	31,279,512	30,643,071

Net income	$10,588	$7,630	$13,094	$11,214
Other comprehensive income, net of taxes:
Unrealized gain (loss) on investments	101	(41)	429	130
Comprehensive income	$10,689	$7,589	$13,523	$11,344

See accompanying notes to these condensed consolidated financial statements (unaudited).

Ellie Mae, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,094	$11,214
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,679	4,310
Provision for uncollectible accounts receivable	111	(6)
Amortization of intangible assets	2,949	2,511
Stock-based compensation expense	14,708	11,084
Excess tax benefit from stock-based compensation	(1,234)	(3,852)
Deferred income taxes	6,153	6,433
Loss on disposal of property and equipment	5	90
Amortization of investment premium	490	530
Changes in operating assets and liabilities:
Accounts receivable	(15,849)	(8,759)
Prepaid expenses and other current assets	(1,388)	4,592
Deposits and other assets	(1,580)	(762)
Accounts payable	(432)	(984)
Accrued, other current and other liabilities	(6,629)	7,821
Deferred revenue	2,895	4,628
Net cash provided by operating activities	21,972	38,850
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(15,566)	(17,196)
Acquisition of internal-use software	(16,373)	(13,260)
Proceeds from sale of property and equipment	—	37
Purchases of investments	(35,615)	(28,306)
Maturities of investments	31,551	28,703
Sale of investments	20,000	—
Net cash used in investing activities	(16,003)	(30,022)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capital lease obligations	(2,080)	(1,730)
Proceeds from issuance of common stock under employee stock plans	9,127	8,579
Payments for repurchase of common stock	—	(8,830)
Tax payments related to shares withheld for vested restricted stock units	(4,037)	(2,537)
Excess tax benefit from stock-based compensation	1,234	3,852
Net cash provided by (used in) financing activities	4,244	(666)
NET INCREASE IN CASH AND CASH EQUIVALENTS	10,213	8,162
CASH AND CASH EQUIVALENTS, Beginning of period	34,396	26,756
CASH AND CASH EQUIVALENTS, End of period	$44,609	$34,918

Ellie Mae, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)
(UNAUDITED)
(in thousands)

	Six Months ended June 30,
	2016	2015
Supplemental disclosure of cash flow information:
Cash paid for interest	$145	$69
Cash paid for income taxes	$129	$511
Supplemental disclosure of non-cash investing and financing activities:
Fixed asset purchases accrued but not paid	$3,709	$1,687
Stock-based compensation capitalized to property and equipment	$1,125	$464
Acquisition of property and equipment under capital leases	$—	$7,020

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
Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements in its 2015 Form 10-K. There have been no significant changes to these policies during the six months ended June 30, 2016.
Comprehensive Income
Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income, specifically unrealized gains on available-for-sale investments. Except for net realized gain on investments which was not significant, there were no reclassifications out of accumulated other comprehensive income that affected net income during the three and six months ended June 30, 2016 and 2015.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This standard also requires significantly expanded disclosures about revenue recognition. In August 2015, the FASB deferred the effective date of this standard by one year. In March, April and May 2016, the FASB clarified the implementation guidance on principal versus agent, identifying performance obligations, licensing, collectability, noncash consideration, presentation of sales tax, and certain other transition matters. The new effective date for public entities will be for fiscal years, and interim periods within those years, beginning after December 15, 2017, but entities will be permitted to early adopt the standard as of the original effective date. The Company has not yet developed an expectation of the impact that adoption will have on its consolidated financial statements.
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

The components of net income per share of common stock were as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2016	2015	2016	2015
	(in thousands, except share and per share amounts)
Net income	$10,588	$7,630	$13,094	$11,214
Basic shares:
Weighted average common shares outstanding	29,578,630	29,092,149	29,643,779	28,931,042
Diluted shares:
Weighted average shares used to compute basic net income per share	29,578,630	29,092,149	29,643,779	28,931,042
Effect of potentially dilutive securities:
Employee stock options, RSUs, performance-vesting RSUs, Performance Awards and ESPP shares	1,609,969	1,715,268	1,635,733	1,712,029
Weighted average shares used to compute diluted net income per share	31,188,599	30,807,417	31,279,512	30,643,071
Net income per share:
Basic	$0.36	$0.26	$0.44	$0.39
Diluted	$0.34	$0.25	$0.42	$0.37
The following potential weighted average common shares were excluded from the computation of diluted net income per share, as their effect would have been anti-dilutive:

	Three Months ended June 30,		Six Months ended June 30,
	2016	2015	2016	2015
Employee stock options and awards	31,721	190,186	237,177	395,182
Performance-vesting RSUs and Performance Awards are included in the diluted shares outstanding for each period if the established performance criteria have been met at the end of the respective periods. However, if none of the required performance criteria have been met for such awards, the Company includes the number of shares that would be issuable if the end of the reporting period were the end of the contingency period. Accordingly, in addition to the employee stock options and awards noted above, 136,598 and 186,312 shares underlying performance-vesting RSUs and Performance Awards were excluded from the dilutive shares outstanding for each of the three and six months ended June 30, 2016 and 2015, respectively.
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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis:

	Fair Value at	Fair Value Measurements Using Inputs Considered as
	June 30, 2016	Level 1	Level 2

Cash equivalents:
Money market funds	$2,687	$2,687	$—
Corporate notes and obligations	191	—	191
U.S. government and government agency obligations	225	—	225

Investments:
Certificates of deposit	11,593	—	11,593
Corporate notes and obligations	31,009	—	31,009
Municipal obligations	7,176	—	7,176
U.S. government and government agency obligations	38,673	5,314	33,359
	$91,554	$8,001	$83,553

	Fair Value at	Fair Value Measurements Using Inputs Considered as
	December 31, 2015	Level 1	Level 2

Cash equivalents:
Money market funds	$6,788	$6,788	$—

Investments:
Certificates of deposit	12,928	—	12,928
Corporate notes and obligations	28,205	—	28,205
Municipal obligations	2,648	—	2,648
U.S. government and government agency obligations	60,667	19,429	41,238
	$111,236	$26,217	$85,019
The Company classifies its money market funds that are specifically backed by debt securities and U.S. government obligations as Level 1 instruments, due to the use of observable market prices for identical securities that are traded in active markets.
Valuation of the Company’s marketable securities investments classified as Level 2 is achieved primarily through broker quotes when such investments exist in a non-active market.
At June 30, 2016 and December 31, 2015, the Company did not have any assets or liabilities that were valued using Level 3 inputs. For the three and six months ended June 30, 2016 and 2015, there were no transfers of financial instruments between the levels.
For the three and six months ended June 30, 2016, the Company recognized interest income from financial instruments of $0.2 million and $0.4 million, respectively. For the three and six months ended June 30, 2015, the Company recognized interest income from financial instruments of $0.2 million and $0.3 million, respectively. Gross realized gains and losses from the sale of investments were not significant during the three and six months ended June 30, 2016 and 2015.
At June 30, 2016, $50.0 million of the Company's investments had a contractual maturity of one year or less and $41.6 million had a contractual maturity of one to three years.

The carrying amounts, gross unrealized gains and losses and estimated fair value of cash and cash equivalents and both short-term and long-term investments consisted of the following:

	June 30, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying or Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$41,506	$—	$—	$41,506
Money market funds	2,687	—	—	2,687
Corporate notes and obligations	191	—	—	191
U.S. government and government agency obligations	225	—	—	225
	$44,609	$—	$—	$44,609
Investments:
Corporate notes and obligations	$30,951	$66	$(8)	$31,009
Certificates of deposit	11,563	31	(1)	11,593
Municipal obligations	7,159	17	—	7,176
U.S. government and government agency obligations	38,606	71	(4)	38,673
	$88,279	$185	$(13)	$88,451

	December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying or Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$27,608	$—	$—	$27,608
Money market funds	6,788	—	—	6,788
	$34,396	$—	$—	$34,396
Investments:
Corporate notes and obligations	$28,314	$1	$(110)	$28,205
Certificates of deposit	12,945	5	(22)	12,928
Municipal obligations	2,647	1	—	2,648
U.S. government and government agency obligations	60,799	10	(142)	60,667
	$104,705	$17	$(274)	$104,448

The following table shows the gross unrealized losses and the related fair values of the Company’s investments that have been in a continuous unrealized loss position. The Company did not identify any investments as other-than-temporarily impaired at June 30, 2016 or December 31, 2015.

	June 30, 2016
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Corporate notes and obligations	$5,107	$(8)	$919	$(1)	$6,026	$(9)
Certificates of deposit	1,043	(1)	201	—	1,244	(1)
U.S. government, government agency, and municipal obligations	3,749	(3)	384	—	4,133	(3)
	$9,899	$(12)	$1,504	$(1)	$11,403	$(13)

	December 31, 2015
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Corporate notes and obligations	$23,969	$(99)	$2,514	$(11)	$26,483	$(110)
Certificates of deposit	9,284	(22)	—	—	9,284	(22)
U.S. government, government agency, and municipal obligations	48,394	(139)	1,793	(3)	50,187	(142)
	$81,647	$(260)	$4,307	$(14)	$85,954	$(274)
The following table summarizes the maturities of the Company’s investments at June 30, 2016:

Carrying or Fair Value
(in thousands)
Remainder of 2016	$22,109
2017	38,936
2018	22,244
2019	3,916
Thereafter	1,246
Total	$88,451
Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

NOTE 5—Balance Sheet Components
Property and Equipment
Property and equipment, net, consisted of the following:

	June 30,	December 31,
	2016	2015
	(in thousands)
Computer equipment and software(1)	$87,731	$55,928
Furniture and fixtures	6,706	5,292
Leasehold improvements	18,488	14,405
Property and equipment	112,925	75,625
Accumulated depreciation and amortization(1)	(37,210)	(28,552)
Net property and equipment	75,715	47,073
Internal-use software and other assets not placed in service	30,072	34,287
	$105,787	$81,360
________________
(1) Includes computer equipment and software under capital leases
Computer equipment and software under capital leases, net, consisted of the following:

	June 30,	December 31,
	2016	2015
	(in thousands)
Computer equipment	$8,715	$8,715
Software	1,517	1,517
Accumulated amortization	(4,999)	(3,371)
Net computer equipment and software under capital leases	$5,233	$6,861
Depreciation expense for the three and six months ended June 30, 2016 was $4.7 million and $8.7 million, respectively. Depreciation expense for the three and six months ended June 30, 2015 was $2.5 million and $4.3 million, respectively. Amortization of assets under capital leases which is included in depreciation expense for the three and six months ended June 30, 2016 was $0.8 million and $1.6 million, respectively. Amortization of assets under capital leases which is included in depreciation expense for the three and six months ended June 30, 2015 was $0.6 million and $0.9 million, respectively.
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	June 30,	December 31,
	2016	2015
	(in thousands)
Accrued payroll and related expenses	$17,439	$23,938
Accrued commissions	1,101	1,993
Accrued professional fees	457	223
Accrued royalties	2,526	1,546
Sales and other taxes	1,885	1,536
Current portion of leases payable	2,300	3,845
Other accrued expenses	1,677	4,226
	$27,385	$37,307

NOTE 6— Goodwill and Intangible Assets
The carrying value of goodwill at June 30, 2016 was $74.5 million. There were no changes in the carrying value of goodwill during the three and six months ended June 30, 2016.
Other intangible assets, net, consisted of the following:

	June 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Weighted Average Remaining Useful Life
	(in thousands)			(in years)
Assets subject to amortization:
Developed technology	$11,535	$(7,109)	$4,426	2.9
Trade names	331	(322)	9	0.3
Customer relationships	19,400	(8,319)	11,081	4.4
Order backlog	370	(64)	306	3.3
Total assets subject to amortization:	31,636	(15,814)	15,822	4.0
Assets not subject to amortization:
Trade name	4,039	—	4,039
	$35,675	$(15,814)	$19,861

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Weighted Average Remaining Useful Life
	(in thousands)			(in years)
Assets subject to amortization:
Developed technology	$11,535	$(5,668)	$5,867	3.1
Trade names	331	(307)	24	0.8
Customer relationships	19,400	(6,875)	12,525	4.8
Order backlog	370	(15)	355	3.8
Total assets subject to amortization:	31,636	(12,865)	18,771	4.2
Assets not subject to amortization:
Trade name	4,039	—	4,039
	$35,675	$(12,865)	$22,810
Amortization expense associated with intangible assets for the three and six months ended June 30, 2016 was $1.5 million and $2.9 million, respectively. Amortization expense associated with intangible assets for the three and six months ended June 30, 2015 was $1.2 million and $2.5 million, respectively.
Minimum future amortization expense for intangible assets at June 30, 2016 was as follows:

Amortization
(in thousands)
Remainder of 2016	$2,572
2017	4,294
2018	3,443
2019	3,166
2020	1,778
2021	314
Thereafter	255
$15,822

NOTE 7—Income Taxes
The Company computes its interim provision for income taxes by applying the estimated annual effective tax rate to the year-to-date income from recurring operations and adjusts the provision for discrete tax items recorded in the period. The Company evaluates and updates its estimated annual effective income tax rate on a quarterly basis. The estimated annual effective tax rate as of June 30, 2016 and 2015 was 37.4% and 42.0%, respectively.

	Three Months ended June 30,		Six Months ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)
Income tax provision	6,258	5,368	7,474	8,396
Effective tax rate	37.2%	41.3%	36.3%	42.8%
The difference between the federal statutory rate of 35% and the Company’s estimated effective tax rate for the three and six months ended June 30, 2016 was primarily due to the Company’s state income tax provision, non-deductible stock-based compensation expenses, and R&D credits.
The Company realized a tax benefit of $1.2 million for the three and six months ended June 30, 2016 related to the exercise of employee stock options and the vesting of RSUs, performance-vesting RSUs and Performance Awards. The Company realized a tax benefit of $0.9 million and $3.9 million for the three and six months ended June 30, 2015 related to the exercise of employee stock options and the vesting of RSUs, performance-vesting RSUs and Performance Awards. The net income tax benefit in excess of the expenses recorded for financial reporting purposes has been recorded as an increase to additional paid-in capital and is reflected as a financing cash inflow in the condensed consolidated statements of cash flows.
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
The Company has a policy to classify accrued interest and penalties associated with uncertain tax positions together with the related liability in the balance sheet, and to include the expenses incurred related to such accruals in the provision for income taxes. There were no interest or penalties included in the provision for income taxes during the six months ended June 30, 2016 and 2015, respectively.
The Company is currently under examination by the U.S. Internal Revenue Service for the 2013 tax year. At this time, the Company is not able to estimate the potential impact that the examination may have on income tax expense. If the examination is resolved unfavorably, it may have a negative impact on the Company’s results of operations.
NOTE 8—Commitments and Contingencies
Leases
As of June 30, 2016, the Company leased eight facilities under operating lease arrangements. The lease expiration dates range from September 2016 to December 2025. Certain leases contain escalation clauses calling for increased rents. The Company recognizes rent expense on a straight-line basis over the lease period and has recorded deferred rent for the difference between rent payments and rent expense recognized. Pursuant to the expiration of the Company’s Irvine office lease, in February 2016, the Company entered into a new lease agreement for approximately 4,600 square feet of office space in Irvine, California. The term of the lease commenced on June 1, 2016 with an initial term of 60 months, with payments ranging from $12,800 per month to $15,000 per month.
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

NOTE 9—Equity and Stock Incentive Plans
The Company recognized stock-based compensation expense related to awards granted under its 2009 Stock Option and Incentive Plan (the “2009 Plan”), 2011 Equity Incentive Award Plan (the “2011 Plan”), and ESPP.
Total stock-based compensation expense recognized consisted of:

	Three Months ended June 30,		Six Months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Cost of revenues	$1,132	$813	$2,102	$1,428
Sales and marketing	1,059	673	1,937	1,190
Research and development	1,944	1,376	3,448	2,523
General and administrative	3,883	3,215	7,221	5,943
	$8,018	$6,077	$14,708	$11,084
2009 Stock Option and Incentive Plan and 2011 Equity Incentive Award Plan
Stock Options
The following table summarizes the Company’s stock option activity under the 2009 Plan and 2011 Plan:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at January 1, 2016	2,515,329	$24.40	7.14	$90,818
Granted	14,506	59.78
Exercised	(349,910)	17.88
Forfeited or expired	(39,112)	38.42
Outstanding at June 30, 2016	2,140,813	$25.45	6.75	$141,716
Ending vested and expected to vest at June 30, 2016	2,104,986	$25.19	6.73	$139,894
Exercisable at June 30, 2016	1,434,519	$19.44	6.12	$103,590
There were no stock options granted during the three months ended June 30, 2016. Stock options granted during the six months ended June 30, 2016 were made under the 2011 Plan. There were no grants under the 2009 Plan during the six months ended June 30, 2016.
The aggregate intrinsic value of the stock options outstanding at June 30, 2016 represents the value of the Company’s closing stock price of $91.65 on June 30, 2016 in excess of the exercise price multiplied by the number of options outstanding for options that were in-the-money. Options outstanding that are expected to vest are net of estimated future option forfeitures.
Following is additional information pertaining to the Company’s stock option activity:

	Three Months ended June 30,		Six Months ended June 30,
	2016	2015	2016	2015
	(in thousands, except per option amounts)
Weighted average fair value per option granted	$—	$29.12	$27.57	$25.55
Grant-date fair value of options vested	$2,750	$2,619	$5,261	$4,348
Intrinsic value of options exercised	$8,318	$10,287	$21,244	$23,116
Proceeds received from options exercised	$2,409	$3,509	$6,255	$6,858
As of June 30, 2016, total unrecognized stock-based compensation expense related to unvested stock options, adjusted for estimated forfeitures, was $11.7 million and is expected to be recognized over a weighted average period of 2.1 years.

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
In October 2015, in connection with the acquisition of Mortgage Returns, the Company agreed to pay up to 29,006 of performance-vesting RSUs for a total value of $2.0 million to the former Chief Executive Officer of Mortgage Returns upon achievement of certain performance criteria and a service requirement during the performance period of October 23, 2015 through October 23, 2019. The performance-vesting RSUs will vest annually based on the achievement of the performance criteria and the service requirement.
In February 2016, the Company granted Mr. Anderman 6,692 performance-vesting RSUs and an option to purchase 14,506 shares of Company common stock. Mr. Anderman may earn between zero and 2.0 shares of common stock for each performance-vesting RSU. As of June 30, 2016, the Company expects that each of these performance-vesting RSUs will convert to 1.15 shares of common stock on the Determination Date. Additionally, in February 2016, the Company granted 64,449 Performance Awards with a performance period of January 1, 2016 through December 31, 2016 to designated participants under the 2011 Plan. The designated participants may earn between zero and 2.0 shares of common stock for each Performance Award. As of June 30, 2016, the Company expects that each of these Performance Awards will convert to 1.55 shares of common stock on the Determination Date in 2017.
The following table summarizes the Company’s RSU, Performance Award and performance-vesting RSU activity:

	RSUs		Performance Awards and Performance-Vesting RSUs
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Outstanding at January 1, 2016	748,688	$45.52	508,282	$34.68
Granted	474,368	75.02	107,573	59.78
Released	(178,689)	38.92	(109,219)	32.44
Forfeited or expired	(43,138)	52.97	—	—
Outstanding at June 30, 2016	1,001,229	$60.35	506,636	$40.49
Ending vested and expected to vest at June 30, 2016	877,158		506,636
RSUs, performance-vesting RSUs and Performance Awards that are expected to vest are presented net of estimated future forfeitures. RSUs released during the six months ended June 30, 2016 and 2015 had an aggregate intrinsic value of $14.6 million and $8.2 million, respectively, and had an aggregate grant-date fair value of $7.0 million and $3.3 million, respectively. Performance-vesting RSUs and Performance Awards released during the six months ended June 30, 2016 and 2015 had an aggregate intrinsic value of $9.3 million and $3.2 million, respectively, and had an aggregate grant-date fair value of $3.5 million and $1.4 million, respectively. The number of RSUs released includes shares that the Company withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.
As of June 30, 2016, total unrecognized compensation expense related to unvested RSUs, performance-vesting RSUs and Performance Awards was $57.5 million and is expected to be recognized over a weighted average period of 2.7 years.
Employee Stock Purchase Plan
For the six months ended June 30, 2016 and 2015, employees purchased 47,819 shares and 58,239 shares, respectively, under the ESPP for a total of $2.9 million and $1.7 million, respectively. As of June 30, 2016, unrecognized compensation expense related to the current semi-annual ESPP period, which ends on August 31, 2016, was $0.4 million and is expected to be recognized over two months.

Executive Incentive Plan
On March 14, 2016, the compensation committee adopted the Ellie Mae, Inc. Executive Incentive Plan (the “Executive Incentive Plan”). The Executive Incentive Plan was approved by the Company’s stockholders on May 25, 2016. The Executive Incentive Plan has a term of five years from the date of approval by the stockholders, expiring May 25, 2021, and may be terminated, amended or suspended by the compensation committee at any prior time, and may also be reinstated. The Company currently expects to issue cash bonus and performance-based equity awards under the Executive Incentive Plan to the Company’s executive officers commencing in 2017. The equity awards have the following limitations:
Stock Option Limitations. The maximum number of shares that may be granted as an incentive stock option under the Executive Incentive Plan is 70,000,000. No participant will be eligible to receive a stock option covering more than 1,000,000 shares in any calendar year.
Performance Units/Performance Share Limitations. No participant will be eligible to receive performance units or performance shares having a grant date value (assuming maximum payout) greater than $10,000,000 or covering more than 1,000,000 shares, whichever is greater, in any calendar year.
Valuation Information
The fair value of stock options and stock purchase rights granted under the 2009 Plan, the 2011 Plan, and the ESPP were estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	Three months ended June 30,		Six Months ended June 30,
	2016	2015	2016	2015
Stock option plans:
Risk-free interest rate	—%	1.73%	1.38%	1.74%
Expected life of options (in years)	0	5.90	6.08	5.99
Expected dividend yield	—%	—%	—%	—%
Volatility	—%	48%	47%	48%
Employee Stock Purchase Plan:
Risk-free interest rate	0.36%	0.13%	0.36%	0.13%
Expected life of options (in years)	0.50	0.50	0.50	0.50
Expected dividend yield	—%	—%	—%	—%
Volatility	46%	35%	46%	35%
Common Stock
The following numbers of shares of common stock were reserved and available for future issuance at June 30, 2016:

Reserved Shares
Options and awards outstanding under stock option plans	3,648,678
Shares available for future grant under the 2011 Equity Incentive Award Plan	3,900,222
Shares available under the Employee Stock Purchase Plan	1,452,840
Total	9,001,740
In February 2016, 295,665 additional shares were reserved under the ESPP and 1,478,325 additional shares were reserved under the 2011 Plan, pursuant to the automatic increase provisions in the plan.
Stock Repurchase Program
In May 2014, the Company’s board of directors approved a stock repurchase program under which the Company is authorized to repurchase up to $75.0 million of its common stock, which expires in May 2017. All shares are retired upon repurchase. The Company did not repurchase any shares during the six months ended June 30, 2016. As of June 30, 2016, $43.5 million remained available for future repurchases under the program.

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
The Company is organized primarily on the basis of service lines. Supplemental disclosure of revenues by type is as follows:

	Three months ended June 30,		Six Months ended June 30,
	2016	2015	2016	2015
	(in thousands)
On-demand revenues(1)	$89,906	$64,785	$163,005	$117,757
On-premise revenues(1)	192	1,157	718	2,374
	$90,098	$65,942	$163,723	$120,131
________________
(1) Certain reclassifications of prior period amounts have been made to conform to the current period presentation, such reclassification did not materially change previously reported consolidated financial statements.
On-demand revenue is generated from company-hosted software subscriptions that customers access through the Internet. On-demand revenue is comprised of fees for software services sold both as a subscription and transactionally including fees based on a per closed loan, or success, basis subject to monthly base fees, which the Company refers to as Success-Based Pricing; Ellie Mae Network fees; education and training, loan product, policy and guideline data and analytics services under the AllRegs brand; and professional services which include consulting, implementation, and training services.
On-premise revenue is generated from maintenance services, sales of customer-hosted software licenses, and related professional services. Effective May 1, 2016, the Company no longer provides software releases or technical support for the on-premise version of Encompass.
NOTE 11—Subsequent Events
In July 2016, the Company entered into an amendment to its existing office lease in Pleasanton, California to expand office space by four floors, or approximately 143,500 square feet. The term of the lease for two of the four floors will commence on April 1, 2017 and for the remaining two floors, will commence on February 1, 2018. The term of the lease for the aggregate leased space ends on December 31, 2025 with payments ranging from approximately $201,600 per month to $527,300 per month during the lease period.
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
The Ellie Mae Network electronically connects approximately 153,000 mortgage professionals using Encompass to the broad array of mortgage lenders, investors, and third-party service providers integral to the origination and funding of residential mortgages. During the mortgage origination process, mortgage originators may order various services through the Ellie Mae Network, including credit reports; product eligibility and pricing services; automated underwriting services; appraisals; title reports; insurance; flood certifications and flood insurance; compliance reviews; fraud detection; document preparation; and verification of income, identity, and employment. Mortgage originators can also initiate secure data transmission to and from lenders and investors.
On-demand revenues are generated primarily from subscriptions to software we host that customers access through the Internet, including customers who pay fees based on the number of loans they fund, or success basis, subject to monthly base fees, which we refer to as Success Based Pricing, and related professional services such as consulting, implementation, and training services. On-demand revenues also include software services that are sold transactionally; Ellie Mae Network transaction fees paid by lender-investors, service providers, and certain government-sponsored entities participating on the Ellie Mae Network; education and training; and loan product and guideline data and analytics services that are provided under the AllRegs brand. On-premise revenues are generated from customer-hosted software licenses and related professional services and maintenance services. Effective May 1, 2016, we no longer provide software releases or technical support for the on-premise version of Encompass. As of June 30, 2016, all on-premise customers completed migrating to our on-demand Encompass offering, and we do not expect significant future on-premise revenues.

Our on-demand revenues typically, but not always, track the seasonality of the residential mortgage industry, with increased activity in the second and third quarters and reduced activity in the first and fourth quarters as home buyers tend to purchase their homes during the spring and summer in order to move to a new home before the start of the school year. Mortgage volumes are also impacted by other factors such as interest rate fluctuations, home sale activity, regulatory changes such as the TILA-RESPA Integrated Disclosure rule which became effective in October 2015, and general economic conditions, which can lead to departures from the typical seasonal pattern. For example, increases in mortgage interest rates could reduce the volume of new mortgages originated and, in particular, the volume of mortgage refinancings. Conversely, recent decreases in interest rates may increase the volume of new mortgages and mortgage refinancings. We currently estimate that approximately 30% to 40% of our revenues have some direct sensitivity to volume. The base fee portion of success-based revenues, subscription revenues, professional services revenues, and revenues from sales of AllRegs services, are not affected by fluctuations in mortgage origination volume.
We are investing aggressively in initiatives that we believe will help us continue to grow our business, improve our products and services, and strengthen our competitive advantage while bringing sustainable long-term value to our customers. During 2015 and the first two quarters of 2016, we increased our investments in our sales and client services capabilities, research and development, technology infrastructure, and data security to support our user additions and overall business growth and maintain the confidentiality of our customers’ data. These investments include expanding our talent across the organization by hiring additional personnel. To support customers and further differentiate ourselves, we currently anticipate that throughout 2016 and into the foreseeable future, we will continue to increase our investment in key areas such as research and development, enterprise sales, services, technical support, data security, and data center infrastructure. This investment includes the development of our next generation Encompass platform, which we anticipate will be incrementally introduced over the coming quarters and through 2017. The costs associated with these investments decreased our gross margin percentage and increased operating expenses in the first six months of 2016 as compared to the same period in 2015. We expect to continue investing in these areas, and such expenditures may affect our ability to improve our margins as we grow revenue.
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
We are responding to these trends as follows:
Increased quality standards imposed by regulators, lenders and investors. Encompass is designed to automate and streamline the process of originating mortgages to, among other things, satisfy increased quality requirements of investors. Relevant features of Encompass include enabling customers’ management to impose processing rules and formats, and providing milestone and process reminders, automated population of forms with accurate data, and accurate and automated transmission of loan files and data from originators to investors and lenders. Our TQL program is designed to further enhance the quality, compliance, and salability of loans that are originated through Encompass. Additionally, TQL is intended to reduce the possibility of errors in the process of transferring information from originator to investor and to give investors confidence in the accuracy and regulatory compliance of the information that is underlying loan files.
In response to the increased quality standards and compliance mandates affecting the industry, we expect an increased number of non-Encompass mortgage lenders to assess new platform options and replace their legacy systems. We have increased the size of our customer acquisition, implementation, and support teams in order to address anticipated demand for our software solutions.
Increased regulation affecting lenders and investors. Regulatory reforms have significantly increased the complexity and importance of regulatory compliance. We devote considerable resources to continually upgrading our software to help our customers address regulatory changes. We offer Encompass Compliance Service, which analyzes mortgage loan data for compliance with consumer protection laws and institutionally mandated compliance policies and also alerts users to possible violations of these laws and policies. In addition, we have a staff of attorneys that work with compliance experts who help ensure that documents prepared using our software and the processes recommended by the Encompass workflow comply with applicable rules and regulations. For example, additional tools and product updates were required to address the Ability-to-Repay/Qualified Mortgage and Federal and State High Cost rules that became effective in January 2014. In addition, we updated certain of our products to comply with the TILA-RESPA Integrated Disclosure rule changes that took effect in October 2015. We believe we are also well-positioned to help our customers meet future Dodd-Frank Act or other similar requirements as they are published and become effective. However, changes to existing laws or regulations or adoption of new laws or regulations relating to the residential mortgage industry could require us to incur significant costs to update our products and services so that our customers remain compliant with such laws and regulations.

Greater focus on operational efficiencies. The average total production cost per loan was $8,025 in the first quarter of 20141, $7,195 in the first quarter of 20152, and $7,845 in the first quarter of 20163. We expect operational costs to continue to be a significant consideration for mortgage originators due to continued increased regulation and heightened quality standards. By automating many of the functions of mortgage origination, we enable our users to comply with regulations and process quality loans more efficiently and effectively. This reduces the cost of originating a loan and lowers the risk of buy-back demands from investors resulting from poorly originated or documented loans or loans that fail to comply with applicable regulations. We continually address the changing needs of our customers by developing and enhancing tools to allow for simplified regulatory compliance, increased availability of information, and enhanced system functionality and performance.
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
Customers adopting multi-channel strategies. Customers are developing multi-channel strategies beyond a single retail, correspondent or wholesale mortgage lending channel in order to grow their businesses. The requirements of these different channels vary and in order to maintain a single operating system, customers must use a robust system with customizable functionality. Encompass includes support for multi-channel workflows, allowing our customers to drive efficiencies and boost productivity by creating distinct workflows for each channel that map to our customers’ business needs. Encompass users can customize workflows based on channel, loan purpose or specific loan criteria - all of which can vary between lending channels. Additionally, Encompass Consumer Direct enables our customers to originate loans directly from borrowers by offering an online loan application that can be accessed by anyone with a web browser.
Greater focus by customers and regulators on data security and consumer privacy. Recent high-profile data security incidents affecting banking institutions and cloud-service software providers have resulted in an increased focus on data security by our customers and our customers’ regulators. We are making significant investments in the security of the Encompass service, as well as our internal systems, processes and monitoring capabilities to protect our customers’ data and help minimize the risk of data security loss. We expect the industry focus on data security to continue to increase, and we anticipate that our investments in data security will increase substantially over time.
Acquisition Strategy
Our industry is highly fragmented, and we believe there are strategic opportunities available to acquire technology based companies that offer mortgage origination functionality that will complement and increase the attractiveness of our solutions. In October 2015, we acquired substantially all the assets of Mortgage Returns, LLC, a company that provides on-demand customer relationship management or CRM and marketing automation solutions for the residential mortgage industry. With the acquisition of Mortgage Returns we are responding to the needs of our customers by adding a robust CRM solution for lenders of all sizes. We believe this acquisition enhances our marketing platform and furthers our mission of automating the entire end-to-end mortgage process for our customers. In October 2014, we acquired substantially all the assets of AllRegs, a provider of research and reference, education, documentation, and data analytics products relating to the mortgage industry. The assets that we acquired from AllRegs allow us to strengthen our products through product integration and introduce new products related to training, compliance management systems, and loan product eligibility.

________________

1	Mortgage Bankers Association, Independent Mortgage Bankers Report Net Production Losses in the First Quarter of 2014, June 10, 2014.
2	Mortgage Bankers Association, Independent Mortgage Banks' Profits Up in 1st Quarter 2015, June 3, 2015.
3	Mortgage Bankers Association, Independent Mortgage Banks Profits Up from Previous Quarter, Down Year-over-Year, June 7, 2016.

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
The following table shows these operating metrics as of and for the three and six months ended June 30, 2016 and 2015:

	Three Months ended June 30,		Six Months ended June 30,
	2016	2015	2016	2015
Revenues (in thousands):
Total revenues	$90,098	$65,942	$163,723	$120,131
Total contracted revenues	$49,582	$35,778	$95,538	$67,664
Users at end of period:
Contracted users	192,980	141,498	192,980	141,498
Active users	153,334	126,862	153,334	126,862
Active users as a percentage of contracted users	79%	90%	79%	90%
Average active users:
Average active users during the period	149,876	125,341	145,478	119,877
Revenue per average active user during the period	$601	$526	$1,125	$1,002
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

On-demand Revenue
On-demand revenue is generated from company-hosted software subscriptions that customers access through the Internet. On-demand revenue is comprised of fees for software services sold both as a subscription and transactionally including fees based on a per closed loan, or success, basis subject to monthly base fees, which we refer to as Success-Based Pricing; Ellie Mae Network fees; education and training, loan product, policy and guideline data and analytics services under the AllRegs brand; and professional services which include consulting, implementation, and training services.
On-premise Revenue
On-premise revenue is generated from maintenance services, sales of customer-hosted software licenses, and related professional services.
Cost of Revenues and Operating Expenses
Cost of Revenues
Our cost of revenues consists primarily of: salaries and benefits, including stock-based compensation expense; third-party royalty expenses; customer support; data centers; depreciation on data center computer equipment; amortization of acquired intangible assets such as developed technology and trade names; amortization of internal-use software; professional services associated with implementation of our software; and allocated facilities costs. We expect that our cost of revenues will continue to increase in absolute dollars as our revenues increase, as we make additional and accelerated investments to bolster our infrastructure and enhance our system capacity, reliability, and data security, as we pursue additional strategic acquisitions, as we place new internal-use software into service and as we continue to hire additional personnel in our implementation and customer support departments to support new customers and provide new services. To support customers and further differentiate ourselves, we currently anticipate that throughout 2016 we will continue to increase our investment in key areas such as research and development, enterprise sales, services, technical support, data security, and data center infrastructure. This will include development of our next generation Encompass platform, which we expect to incrementally introduce over the coming quarters and throughout 2017.
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
Critical Accounting Policies and Estimates
There have been no material changes during the three and six months ended June 30, 2016 to our critical accounting policies and estimates previously disclosed in our 2015 Form 10-K.
Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months ended June 30,		Six Months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Revenues	$90,098	$65,942	$163,723	$120,131
Cost of revenues(1)	28,453	20,862	55,084	38,212
Gross profit	61,645	45,080	108,639	81,919
Operating expenses:
Sales and marketing(1)	12,506	8,804	27,792	18,564
Research and development(1)	14,662	9,282	27,115	17,579
General and administrative(1)	17,793	14,149	33,525	26,451
Total operating expenses	44,961	32,235	88,432	62,594
Income from operations	16,684	12,845	20,207	19,325
Other income, net	162	153	361	285
Income before income taxes	16,846	12,998	20,568	19,610
Income tax provision	6,258	5,368	7,474	8,396
Net income	$10,588	$7,630	$13,094	$11,214
________
(1) Stock-based compensation included in the above line items:

	Three Months ended June 30,		Six Months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Cost of revenues	$1,132	$813	$2,102	$1,428
Sales and marketing	1,059	673	1,937	1,190
Research and development	1,944	1,376	3,448	2,523
General and administrative	3,883	3,215	7,221	5,943
	$8,018	$6,077	$14,708	$11,084

	Three Months ended June 30,		Six Months ended June 30,
	2016	2015	2016	2015

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	31.6	31.6	33.6	31.8
Gross profit	68.4	68.4	66.4	68.2
Operating expenses:
Sales and marketing	13.9	13.4	17.0	15.5
Research and development	16.3	14.1	16.6	14.6
General and administrative	19.7	21.5	20.4	22.0
Total operating expenses	49.9	49.0	54.0	52.1
Income from operations	18.5	19.4	12.4	16.1
Other income, net	0.2	0.2	0.2	0.2
Income before income taxes	18.7	19.6	12.6	16.3
Income tax provision	6.9	8.1	4.6	7.0
Net income	11.8%	11.5%	8.0%	9.3%
Comparison of the Three and Six Months Ended June 30, 2016 and 2015
Revenues
The following table sets forth our revenues by type for the periods presented:

	Three Months ended June 30,		Six Months ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)
Revenue by type:
On-demand(1)	$89,906	$64,785	$163,005	$117,757
On-premise(1)	192	1,157	718	2,374
Total	$90,098	$65,942	$163,723	$120,131

	Three Months ended June 30,		Six Months ended June 30,
	2016	2015	2016	2015
Revenue by type:
On-demand	99.8%	98.2%	99.6%	98.0%
On-premise	0.2%	1.8%	0.4%	2.0%
Total	100.0%	100.0%	100.0%	100.0%
________________
(1) Certain reclassifications of prior period amounts have been made to conform to the current period presentation, such reclassification did not materially change previously reported consolidated financial statements.
Three months ended June 30, 2016. Total revenues increased $24.2 million, or 36.6%, for the three months ended June 30, 2016 as compared to the same period of 2015.
On-demand revenues increased by $25.1 million, or 38.8% during the three months ended June 30, 2016, consisting primarily of a $16.4 million increase in Encompass revenue. The increase in Encompass revenue resulted partially from a $10.9 million, or 44.0%, increase in base fees due to a 36.4% increase in contracted users as of June 30, 2016 compared to the same period in 2015, and an increase of $5.5 million in closed loan fees, which are assessed for loans closed in excess of base fees under our Success Based Pricing model. The closed loan fee increase was driven by an increase in contracted users.
Additional contributors to the growth in on-demand revenue included a $3.9 million increase in network revenues due to an increase in contracted users as well as an increase in adoption and usage of network services of third party Flood, Appraisal, and Credit providers to process loans, a $2.0 million increase in revenues from professional services, driven primarily by implementation and training services provided to new customers and to customers that upgraded from our on-premise product offering, a $1.7 million increase in revenue due to subscription revenues from our Mortgage Returns acquisition, a $0.8 million increase in revenues from AllRegs products and services, and a $0.7 million increase in revenues from other software and services due to an increase in TQL adoption and usage by Encompass users.
On-premise revenues decreased by $1.0 million for the three months ended June 30, 2016 compared to the same period in 2015, primarily due to our strategy of completing the phase-out of the on-premise version of Encompass effective May 1, 2016.
Six months ended June 30, 2016. Total revenues increased $43.6 million, or 36.3%, for the six months ended June 30, 2016 as compared to the same period of 2015.
On-demand revenues increased by $45.2 million, or 38.4% during the six months ended June 30, 2016, consisting primarily of a $24.8 million increase in Encompass revenue. The increase in Encompass revenue resulted partially from a $19.8 million, or 41.3%, increase in base fees due to a 36.4% increase in contracted users as of June 30, 2016 compared to the same period in 2015, and an increase of $5.0 million in closed loan fees, which are assessed for loans closed in excess of base fees under our Success Based Pricing model. The closed loan fee increase was driven by an increase in contracted users.
Additional contributors to the growth in on-demand revenue included a $6.6 million increase in network revenues due to an increase in contracted users as well as an increase in adoption and usage of network services of third party Flood, Appraisal, Credit, and Title providers to process loans, a $4.7 million increase in revenues from professional services driven primarily by training and implementation services provided to new customers and to customers that upgraded from our on-premise product offering, a $4.0 million increase in revenues from other software and services due to an increase in TQL adoption and our user conference, a $3.2 million increase in revenue due to subscription revenues from our Mortgage Returns acquisition, and a $2.7 million increase of revenues from AllRegs products and services.
On-premise revenues decreased by $1.7 million for the six months ended June 30, 2016 compared to the same period of 2015, primarily due to our strategy of completing the phase-out of the on-premise version of Encompass effective May 1, 2016.

Gross Profit

	Three Months ended June 30,		Six Months ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)
Gross profit	$61,645	$45,080	$108,639	$81,919
Gross margin	68.4%	68.4%	66.4%	68.2%
Gross profit increased by $16.6 million and gross margin percentage remained relatively flat during the three months ended June 30, 2016 as compared to the same period in 2015. Revenues increased by $24.2 million and cost of revenues increased by $7.6 million. The flat gross margin percentage was a result of an increase in revenue offset by an increase in fixed costs associated with headcount added to our implementation, professional services, and customer support organizations, investments we have made in expanding our data centers, and enhancing data security for our customers. The increase in costs primarily include a $3.0 million increase in salaries, employee benefits, and stock-based compensation expenses associated with additional headcount for our professional services and customer support organizations in anticipation of continued increasing demand for our software solutions, a $1.7 million increase in third-party royalty expenses arising from the increased revenues, a $1.6 million increase in depreciation expense related to internal-use software place into production, and a $1.3 million increase in expenses related to upgrades to our data centers hardware and technology and third-party services to assist in data security and infrastructure upgrades.
Gross profit increased by $26.7 million and gross margin percentage decreased by 1.8% during the six months ended June 30, 2016 as compared to the same period in 2015. Revenues increased by $43.6 million and cost of revenues increased by $16.9 million. The decrease in the gross margin percentage was a result of an increase in fixed costs associated with headcount added to our implementation, professional services, and customer support organizations, investments we have made in expanding our data centers, and enhancing data security for our customers. The increase in cost of revenues was primarily due to a $6.8 million increase in salaries, employee benefits, and stock-based compensation expenses associated with increased headcount in our professional services and customer support organizations in anticipation of continued increasing demand for our software solutions, a $3.7 million increase in third-party royalty expenses arising from the increased revenues, a $2.9 million increase in depreciation expense related to internal-use software placed into service, a $1.7 million increase in third-party services to assist in security upgrades and infrastructure upgrades, and a $1.6 million increase in expenses related to upgrades to our data centers hardware and technology.
Sales and Marketing

	Three Months ended June 30,		Six Months ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)
Sales and marketing	$12,506	$8,804	$27,792	$18,564
Sales and marketing as a % of revenues	13.9%	13.4%	17.0%	15.5%
Sales and marketing expenses increased by $3.7 million, or 42.0%, for the three months ended June 30, 2016 as compared to the same period in 2015. Sales and marketing expenses as a percentage of revenues increased by 0.5%. The increase in sales and marketing expenses was primarily due to a $2.4 million increase in salaries, employee benefits, and stock-based compensation expenses related to increased headcount as we continue to grow our sales and marketing department in an effort to increase our market share and address anticipated demand for our software solutions and additional headcount from the Mortgage Returns acquisition, a $0.5 million increase in commissions paid to our sales representatives arising from increased bookings, and a $0.5 million increase in other marketing and promotion expenses.
Sales and marketing expenses increased by $9.2 million, or 49.7%, for the six months ended June 30, 2016 as compared to the same period in 2015. Sales and marketing expenses as a percentage of revenues increased by 1.5%. The increase to the sales and marketing expenses were primarily due to a $3.8 million increase in salaries, employee benefits, and stock-based compensation expenses related to increased headcount as we continue to grow our sales and marketing department in an effort to increase our market share and address anticipated demand for our software solutions and increased headcount from the Mortgage Returns acquisition, a $3.6 million increase in marketing and promotion expenses including our user conference, and a $1.2 million increase in commissions paid to our sales representatives arising from the increased revenues.
Research and Development

	Three Months ended June 30,		Six Months ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)
Research and development	$14,662	$9,282	$27,115	$17,579
Research and development as a % of revenues	16.3%	14.1%	16.6%	14.6%
Research and development expenses increased by $5.4 million, or 58.0%, for the three months ended June 30, 2016 as compared to the same period in 2015. Research and development expenses as a percentage of revenues increased by 2.2%. The increase in research and development expenses was due to a $6.4 million increase in total research and development costs, primarily driven by salaries, employee benefits, and stock-based compensation expenses related to increased headcount as we continue to invest in our products and services and additional headcount from the Mortgage Returns acquisition, partially offset by approximately a $1.0 million decrease as a result of the capitalization of research and development expenses related to internal-use software and website development projects. Costs associated with the development of internally developed software are capitalized to property and equipment rather than expensed, and amortized over their respective useful lives when the related assets are placed into service.
Research and development expenses increased by $9.5 million, or 54.2%, for the six months ended June 30, 2016 compared to the same period in 2015. Research and development expenses as a percentage of revenues increased by 2.0%. The increase in research and development expenses was due to a $11.4 million increase in total research and development costs, primarily driven by salaries, employee benefits, and stock-based compensation expenses related to increased headcount as we continue to invest in our products and services and additional headcount from the Mortgage Returns acquisition, offset by a $1.9 million decrease as a result of the capitalization of research and development expenses related to internal-use software and website development projects. Costs associated with the development of internal-use software and website development are capitalized to property and equipment rather than expensed, and amortized over their respective useful lives when the related assets are placed into service.

General and Administrative

	Three Months ended June 30,		Six Months ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)
General and administrative	$17,793	$14,149	$33,525	$26,451
General and administrative as a % of revenues	19.7%	21.5%	20.4%	22.0%
General and administrative expenses increased by $3.6 million, or 25.8%, for the three months ended June 30, 2016 as compared to the same period in 2015. General and administrative expenses as a percentage of revenues decreased by 1.8%. The increase in general and administrative expenses was primarily due to a $2.0 million increase in salaries, stock-based compensation, and employee benefits related to increased headcount from both the Mortgage Returns acquisition and hiring within the Information Technology organization. The remainder of the increase is due to several items including an increase in depreciation expense related to the release of new systems and internally developed software placed into production, an increase in third-party services related to system upgrades, and an increase in technology expenses to support increased headcount.
General and administrative expenses increased by $7.1 million, or 26.7%, for the six months ended June 30, 2016 as compared to the same period in 2015. General and administrative expenses as a percentage of revenues decreased by 1.6%. The increase in general and administrative expenses were primarily due to a $3.8 million increase in salaries, stock-based compensation, and employee benefits related to increased headcount from both the Mortgage Returns acquisition and hiring within the Information Technology organization, and a $1.1 million increase in depreciation expense related to the release of new systems and internally developed software placed into production. The remainder of the increase is due to several items including an increase in third-party services related to system upgrades and an increase in technology expenses to support increased headcount.
Income Tax Provision
Income tax provision was $6.3 million for the three months ended June 30, 2016, compared to $5.4 million for the three months ended June 30, 2015. The increase in income tax provision was primarily due to the increase in income before income taxes.
Income tax provision was $7.5 million for the six months ended June 30, 2016, compared to $8.4 million for the six months ended June 30, 2015. The decrease in income tax provision was primarily due to a decrease in effective tax rate from 42.8% for the six months ended June 30, 2015 to 36.3% for the six months ended June 30, 2016. This reduction in the effective tax rate was primarily due to the reduction of nondeductible stock option expense and benefits from R&D credits as the credits became permanent in 2016.
The Company is currently under examination by the U.S. Internal Revenue Service for the 2013 tax year. At this time, the Company is not able to estimate the potential impact that the examination may have on income tax expense. If the examination is resolved unfavorably, it may have a negative impact on the Company’s results of operations.
Liquidity and Capital Resources
At June 30, 2016, we had cash, cash equivalents, and short-term investments of $91.5 million and long-term investments of $41.6 million. Cash and cash equivalents consist of cash and money market accounts. Both short and long-term investments consist of corporate bonds and obligations, certificates of deposit, municipal obligations, U.S. government notes, and U.S. government agency securities.
We believe that our existing cash, cash equivalents, and short-term investments will be sufficient to fund capital expenditures, operating expenses and other cash requirements for at least the next 12 months. We may enter into acquisitions in the future, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

The following table sets forth our statement of cash flows data for the periods presented:

	Six Months ended June 30,		Net
	2016	2015	Change
	(in thousands)
Net cash provided by operating activities	$21,972	$38,850	(16,878)
Net cash used in investing activities	(16,003)	(30,022)	14,019
Net cash provided by (used in) financing activities	4,244	(666)	4,910
Net increase in cash and cash equivalents	$10,213	$8,162	$2,051
Operating Activities
Cash provided by operating activities for the six months ended June 30, 2016 decreased by $16.9 million as compared to the same period in 2015. In the condensed consolidated statements of cash flows, cash provided by operating activities is presented as net income adjusted for non-cash items and changes in operating assets and liabilities. Net income increased by $1.9 million for the six months ended June 30, 2016 as compared to the same period in 2015. Non-cash items resulted in an increase in cash from operations of $10.8 million for the six months ended June 30, 2016 as compared to the same period in 2015. Changes in operating assets and liabilities resulted in a decrease in cash from operations of $29.5 million for the six months ended June 30, 2016 as compared to the same period in 2015.
The $10.8 million increase in the net contribution of non-cash items to cash provided by operating activities was primarily due to a $4.4 million increase in depreciation from data center equipment, internal-use software, leasehold improvements, and furniture and fixtures placed into service, a $3.6 million increase in stock-based compensation expense due to increased headcount, and a $2.6 million increase in the tax benefit from stock-based compensation.
Changes in operating assets and liabilities resulted in a net decrease of $29.5 million to cash used in operating activities for the six months ended June 30, 2016 as compared to the same period in 2015. Our net accounts receivable balance fluctuates from period to period, depending on the amount and timing of sales and billing activity, our customers’ payment method, and cash collections. Additionally, we experienced overall growth in our accounts receivable balance due to increased revenue for the six months ended June 30, 2016 as compared to the same period in 2015. The change in prepaid expenses and other current assets was primarily due to the timing of payments for internal-use software maintenance and other maintenance services. The change in deposits and other assets was due to increased deferred commission expenses associated with continuing sales of our products. The change in accounts payable and accrued and other liabilities was due to an increase in compensation costs associated with increased headcount as well as the timing of additional liabilities and payments in general, and does not reflect any significant change in the nature of accrued liabilities. The increase in deferred revenue is primarily the result of continued sales of subscriptions following the acquisition of Mortgage Returns as well as an increase in sales of professional services, offset by a decrease in undelivered software maintenance as customers have adopted our on-demand platform which does not include the sale of stand-alone maintenance.
Investing Activities
Our primary investing activities have consisted of purchases and maturities of investments, and purchases of property and equipment (including costs incurred to develop internal-use software). Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations and the timing of our internal-use software projects subject to capitalization. We plan to continue to increase investments in hardware and software to support our growth and corporate infrastructure as well as the next generation Encompass platform, and we intend to continue pursuing strategic acquisitions.
Cash used in investing activities of $16.0 million for the six months ended June 30, 2016 was primarily the result of $15.6 million in expenditures for purchases of property, including capital improvements to our new corporate headquarters, investments to bolster our infrastructure and enhance our system capacity, reliability, and security, and $16.4 million in expenditures incurred to develop internal-use software and website applications, including the development of our next generation Encompass platform. Additionally, we sold net $15.9 million of investments to fund these expenditures.
Cash used in investing activities of $30.0 million for the six months ended June 30, 2015 was the result of $30.5 million for purchases of property and equipment and costs incurred to develop internal-use software and website applications, including capital improvements to our new corporate headquarters, investments to bolster our infrastructure and enhance our system capacity, reliability, and security and costs to develop our next generation Encompass platform. We also incurred $0.4 million in net purchases of investments.

Financing Activities
Financing activities have consisted primarily of cash provided from the exercise of stock options and purchases under the employee stock purchase plan and excess tax benefits from stock-based compensation, reduced by the payments related to capital lease obligations, repurchases of common stock and tax payments related to shares withheld for vested restricted stock units, or RSUs. In May 2014, our board of directors approved a stock repurchase program under which we are authorized to repurchase up to $75.0 million of our common stock over a 36-month period ending in May 2017, $43.5 million of which remains available as of June 30, 2016. Under the program, purchases may be made from time to time on the open market, and will be funded from available working capital.
Cash provided by financing activities of $4.2 million for the six months ended June 30, 2016 consisted primarily of $9.1 million in proceeds from employee stock purchases and the exercise of stock options, and $1.2 million in excess tax benefits from stock-based compensation, partially offset by $6.1 million in payments on capital leases and tax payments related to shares withheld for vested RSUs.
Cash used in financing activities of $0.7 million for the six months ended June 30, 2015 consisted primarily of $8.6 million in proceeds from employee stock purchases and the exercise of stock options, and $3.9 million in excess tax benefits from stock-based compensation, offset in part by $8.8 million in common stock repurchases, and $4.3 million in payments on capital leases and tax payments related to shares withheld for vested RSUs.
Off Balance Sheet Arrangements
As of June 30, 2016, we had no off-balance sheet arrangements and operating leases were the only financing arrangements not reported on our condensed consolidated financial statements.
Contractual Obligations
At June 30, 2016, our contractual payment obligations are as follows:

	Payment due by period (as of June 30, 2016)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Capital lease obligations	$2,488	$1,782	$706	$—	$—
Operating lease obligations*	42,795	2,485	9,802	10,026	20,482
Purchase obligations	11,032	6,136	4,775	121	—
Total	$56,315	$10,403	$15,283	$10,147	$20,482
*Does not reflect lease amendment entered into with SFI Pleasanton, LLC as of July 21, 2016.
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
In July 2016, the Company entered into an amendment to its existing office lease in Pleasanton, California to expand office space by four floors, or approximately 143,500 square feet. The term of the lease for two of the four floors will commence on April 1, 2017 and for the remaining two floors, will commence on February 1, 2018. The term of the lease for the aggregate leased space ends on December 31, 2025 with payments ranging from approximately $201,600 per month to $527,300 per month during the lease period.
ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We believe that there have been no significant changes in our market risk exposures for the three and six months ended June 30, 2016, as compared with those discussed in our 2015 Form 10-K.

ITEM 4—CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
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
Mortgage lending volume was significantly higher in 2015 and in the first half of 2016 than in 2014, but may decrease during the remainder of 2016 and future years, which could materially adversely affect our business.
Mortgage lending volume was significantly higher in 2015 and in the first half of 2016 than in 2014, but may decrease during the remainder of 2016 and future years, which could materially adversely affect our business. Factors that adversely impact mortgage lending volumes include increasing mortgage interest rates, reduced consumer and investor demand for mortgages, more stringent underwriting guidelines, decreased liquidity in the secondary mortgage market, high levels of unemployment, high levels of consumer debt, lower consumer confidence, changes in tax and other regulatory policies, the number of existing mortgages eligible for refinancing, and other macroeconomic factors.
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
We have experienced, and are continuing to experience, a period of rapid growth in our customers, headcount, and operations. In particular, we grew from approximately 270 employees as of December 31, 2011 to approximately 967 employees as of June 30, 2016, and have also significantly increased the number of customers and active users of Encompass. We anticipate that we will significantly expand our operations and headcount in the near term, and will continue to expand our customer base. This growth has placed, and future growth will place, a significant strain on our management, general and administrative resources, and operational infrastructure.
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
Fannie Mae and Freddie Mac play a very important role in providing liquidity, stability, and affordability in the current U.S. residential mortgage market. In particular, they participate in the secondary mortgage market by purchasing mortgage loans and mortgage-related securities for investment and by issuing guaranteed mortgage-related securities. In February 2011, the Obama administration delivered a report to Congress which proposed the winding down of Fannie Mae and Freddie Mac and shrinking the federal government’s role in the housing market. This proposal includes the withdrawal of government guarantees currently available for certain residential loans and increasing the down payment requirements for borrowers, both of which could reduce mortgage lending volume. In February 2012, the Federal Housing Finance Agency sent Congress a strategic plan to wind down Fannie Mae and Freddie Mac over the next several years. This proposal includes building a new infrastructure for the secondary mortgage market, continuing to shrink Fannie Mae’s and Freddie Mac’s operations by eliminating the direct funding of mortgages and shifting mortgage credit risk to private investors and maintaining foreclosure prevention activities and credit availability. In August 2012, the U.S. Department of the Treasury announced it would require Fannie Mae and Freddie Mac to reduce their investment portfolios more quickly, at an annual rate of 15% versus the previous rate of 10%. In June 2013, the U.S. Senate introduced a bill to wind down Fannie Mae and Freddie Mac over five years. This legislation would replace Fannie Mae and Freddie Mac with a new Federal Mortgage Insurance Corporation that would continue to guarantee mortgages, but only after private capital absorbs the first 10% of any losses. In July 2013, the U.S. House of Representatives also unveiled draft legislation to similarly wind down Fannie Mae and Freddie Mac over a five year period. In 2014, four Fannie Mae and Freddie Mac reform measures were active in Congress: the Senate’s Johnson-Crapo and Corker-Warner bills, and the House’s PATH Act and HOME Forward Act. In 2015, two Fannie Mae and Freddie Mac reform measures were active in Congress: the Partnership to Strengthen Homeownership Act of 2015 and the Mortgage Finance Act of 2015. The Federal Housing Finance Agency released in March 2015 its report on progress with the 2014 Strategic Plan for Fannie Mae and Freddie Mac Conservatorships. In April 2016, a new

reform measure, the Housing Finance Restructuring Act of 2016 was introduced, which if enacted would recapitalize Fannie Mae and Freddie Mac. The effects of these proposals, the passage of similar bills into law or any significant structural change to the U.S. residential mortgage industry may cause significant disruption to the residential mortgage market. If we are unable to react effectively and quickly to changes in the residential mortgage industry, our business could be harmed.
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
We rely on the efficient and uninterrupted operation of complex information technology systems, including systems for customer billing, human resources, enterprise resource planning and customer relationship management.  As our business has grown in size and complexity, the growth has placed, and will continue to place, significant demands on our internal information technology systems. To effectively manage this growth, we must commit significant financial and personnel resources to maintain and enhance existing systems and develop or acquire new systems to keep pace with continuing changes in our business and information processing technology as well as evolving industry, regulatory and accounting standards.  If the information we rely upon to run our businesses is determined to be inaccurate or unreliable, if we fail to properly maintain or enhance our internal information technology systems, we could have operational disruptions, have customer disputes, lose our ability to produce timely and accurate financial reports, have significant deficiencies or material weaknesses in our internal controls, have increases in operating and administrative expenses, or suffer other adverse consequences.
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
Our board of directors previously approved a stock repurchase program under which we are authorized to repurchase up to $75.0 million of our common stock over a 36-month period ending in May 2017, $43.5 million of which remains available as of June 30, 2016. Such stock repurchases may be limited, suspended, or terminated at any time without prior notice. There can be no assurance that we will repurchase additional shares of our common stock under our stock repurchase program or that any future repurchases will have a positive impact on the trading price of our common stock or earnings per share. Important factors that could cause us to limit, suspend or terminate our stock repurchase program include, among others, unfavorable market conditions, the trading price of our common stock, the nature of other investment or strategic opportunities presented to us from time to time, the rate of dilution of our equity compensation programs, the availability of adequate funds, and our ability to make appropriate, timely, and beneficial decisions as to when, how, and whether to purchase shares under the stock repurchase program. If we limit, suspend or terminate our stock repurchase program, our stock price may be negatively affected.
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

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as the term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of our common stock during the three months ended June 30, 2016:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number	Approximate
			of Shares	Dollar Value or
	Total		Purchased as	Shares that May
	Number of	Average	Part of Publicly	Yet be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs (1)
April 1, 2016 to April 30, 2016	—	$—	—	$43,469,986
May 1, 2016 to May 31, 2016	—	$—	—	$43,469,986
June 1, 2016 to June 30, 2016	—	$—	—	$43,469,986
_________________
(1) In May 2014, our board of directors approved a stock repurchase program under which we are authorized to repurchase up to $75.0 million of our common stock, which expires in May 2017. Shares under the program are retired upon the repurchase. Amount remaining to be purchased are exclusive of commissions.
ITEM 3—DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4—MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5—OTHER INFORMATION
Not applicable.

ITEM 6—EXHIBITS

Exhibit Number	Description of Document

10.1(1)#	Non-Employee Director Equity Compensation Policy.

10.2(2)#	Executive Incentive Plan

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_________________

(1)	Previously filed as exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 6, 2016, and incorporated herein by reference.

(2)	Previously filed as Appendix A to the Registrant’s Definitive Proxy Materials on Form DEF14A, filed on April 7, 2016, and incorporated herein by reference.

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

ELLIE MAE, INC.

Date:	July 29, 2016	By:	/s/ Edgar A. Luce
Edgar A. Luce
Executive Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized signatory)