Form 10-Q
period 2016-09-30
ELLIE MAE INC
filed 2016-11-01
CIK 1122388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:
As of October 28, 2016:

Class	Number of Shares
Common Stock, $0.0001 par value	33,564,862

PART I—FINANCIAL INFORMATION
ITEM 1—CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Ellie Mae, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share amounts)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$344,539	$34,396
Short-term investments	43,688	48,975
Accounts receivable, net of allowance for doubtful accounts of $95 and $124 as of September 30, 2016 and December 31, 2015, respectively	47,835	28,568
Prepaid expenses and other current assets	11,254	9,874
Total current assets	447,316	121,813
Property and equipment, net	112,621	81,360
Long-term investments	44,010	55,473
Intangible assets, net	18,368	22,810
Deposits and other assets	8,967	8,888
Goodwill	74,547	74,547
Total assets	$705,829	$364,891
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$7,198	$9,911
Accrued and other current liabilities	30,106	37,307
Deferred revenue	19,693	15,864
Total current liabilities	56,997	63,082
Leases payable, net of current portion	117	685
Other long-term liabilities	18,199	10,273
Total liabilities	75,313	74,040
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, $0.0001 par value per share; 140,000,000 authorized shares, 33,549,594 and 29,566,511 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	3	3
Additional paid-in capital	597,811	285,342
Accumulated other comprehensive income (loss)	65	(257)
Retained earnings	32,637	5,763
Total stockholders' equity	630,516	290,851
Total liabilities and stockholders' equity	$705,829	$364,891

See accompanying notes to these condensed consolidated financial statements (unaudited).

Ellie Mae, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months ended September 30,		Nine Months ended September 30,
	2016	2015	2016	2015
Revenues	$100,381	$68,939	$264,104	$189,070
Cost of revenues	32,218	22,441	87,302	60,653
Gross profit	68,163	46,498	176,802	128,417
Operating expenses:
Sales and marketing	12,654	9,082	40,446	27,646
Research and development	15,081	11,138	42,196	28,717
General and administrative	19,360	16,658	52,885	43,109
Total operating expenses	47,095	36,878	135,527	99,472
Income from operations	21,068	9,620	41,275	28,945
Other income, net	204	154	565	439
Income before income taxes	21,272	9,774	41,840	29,384
Income tax provision	7,492	3,552	14,966	11,948
Net income	$13,780	$6,222	$26,874	$17,436
Net income per share of common stock:
Basic	$0.43	$0.21	$0.88	$0.60
Diluted	$0.41	$0.20	$0.84	$0.57
Weighted average common shares used in computing net income per share of common stock:
Basic	31,916,910	29,363,621	30,407,020	29,076,820
Diluted	33,482,533	31,005,651	32,039,083	30,773,353

Net income	$13,780	$6,222	$26,874	$17,436
Other comprehensive income, net of taxes:
Unrealized gain (loss) on investments	(107)	27	322	157
Comprehensive income	$13,673	$6,249	$27,196	$17,593

See accompanying notes to these condensed consolidated financial statements (unaudited).

Ellie Mae, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,874	$17,436
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,487	7,324
Provision for uncollectible accounts receivable	77	14
Amortization of intangible assets	4,442	3,689
Stock-based compensation expense	23,456	17,604
Excess tax benefit from stock-based compensation	(5,472)	(3,828)
Deferred income taxes	9,363	9,977
Loss on disposal of property and equipment	5	91
Amortization of investment premium	779	778
Changes in operating assets and liabilities:
Accounts receivable	(19,344)	(8,535)
Prepaid expenses and other current assets	(1,381)	(394)
Deposits and other assets	(2,298)	(985)
Accounts payable	(349)	303
Accrued, other current and other liabilities	1,238	17,366
Deferred revenue	3,759	3,696
Net cash provided by operating activities	55,636	64,536
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(21,074)	(20,677)
Acquisition of internal-use software	(25,218)	(20,706)
Proceeds from sale of property and equipment	—	58
Purchases of investments	(49,201)	(39,243)
Maturities of investments	45,494	39,790
Sale of investments	20,000	—
Net cash used in investing activities	(29,999)	(40,778)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capital lease obligations	(2,954)	(2,891)
Proceeds from issuance of common stock under employee stock plans	15,339	12,770
Proceeds from issuance of common stock in public offering, net of issuance costs	271,411	—
Payments for repurchase of common stock	—	(8,830)
Tax payments related to shares withheld for vested restricted stock units	(4,762)	(2,974)
Excess tax benefit from stock-based compensation	5,472	3,828
Net cash provided by financing activities	284,506	1,903
NET INCREASE IN CASH AND CASH EQUIVALENTS	310,143	25,661
CASH AND CASH EQUIVALENTS, Beginning of period	34,396	26,756
CASH AND CASH EQUIVALENTS, End of period	$344,539	$52,417

Ellie Mae, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)
(UNAUDITED)
(in thousands)

	Nine Months ended September 30,
	2016	2015
Supplemental disclosure of cash flow information:
Cash paid for interest	$213	$101
Cash paid for income taxes	$218	$15
Supplemental disclosure of non-cash investing and financing activities:
Fixed asset purchases accrued but not paid	$1,196	$3,055
Stock-based compensation capitalized to property and equipment	$1,927	$705
Acquisition of property and equipment under capital leases	$—	$6,998

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
Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements in its 2015 Form 10-K. There have been no significant changes to these policies during the nine months ended September 30, 2016.
Comprehensive Income
Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income, specifically unrealized gains on marketable securities. Except for net realized gain on investments which was not significant, there were no reclassifications out of accumulated other comprehensive income that affected net income during the three and nine months ended September 30, 2016 and 2015.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This standard also requires significantly expanded disclosures about revenue recognition. In August 2015, the FASB deferred the effective date of this standard by one year. In March, April and May 2016, the FASB clarified the implementation guidance on principal versus agent, identifying performance obligations, licensing, collectability, noncash consideration, presentation of sales tax, and certain other transition matters. The new effective date for public entities will be for fiscal years, and interim periods within those years, beginning after December 15, 2017, but entities will be permitted to early adopt the standard as of the original effective date. This standard may be applied retrospectively to each prior period presented or with the cumulative effect recognized as of the date of initial application. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is not permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The new standard is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718) (“ASU 2016-09”). This standard makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, and early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.
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
The components of net income per share of common stock were as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2016	2015	2016	2015
	(in thousands, except share and per share amounts)
Net income	$13,780	$6,222	$26,874	$17,436
Basic shares:
Weighted average common shares outstanding	31,916,910	29,363,621	30,407,020	29,076,820
Diluted shares:
Weighted average shares used to compute basic net income per share	31,916,910	29,363,621	30,407,020	29,076,820
Effect of potentially dilutive securities:
Employee stock options, RSUs, performance-vesting RSUs, Performance Awards and ESPP shares	1,565,623	1,642,030	1,632,063	1,696,533
Weighted average shares used to compute diluted net income per share	33,482,533	31,005,651	32,039,083	30,773,353
Net income per share:
Basic	$0.43	$0.21	$0.88	$0.60
Diluted	$0.41	$0.20	$0.84	$0.57

The following potential weighted average common shares were excluded from the computation of diluted net income per share, as their effect would have been anti-dilutive:

	Three Months ended September 30,		Nine Months ended September 30,
	2016	2015	2016	2015
Employee stock options and awards	—	306,377	42,036	230,106
Performance-vesting RSUs and Performance Awards are included in the diluted shares outstanding for each period if the established performance criteria have been met at the end of the respective periods. However, if none of the required performance criteria have been met for such awards, the Company includes the number of shares that would be issuable if the end of the reporting period were the end of the contingency period. Accordingly, in addition to the employee stock options and awards noted above, 167,336 and 214,014 shares underlying performance-vesting RSUs and Performance Awards were excluded from the dilutive shares outstanding for each of the three and nine months ended September 30, 2016 and 2015, respectively.
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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis:

	Fair Value at	Fair Value Measurements Using Inputs Considered as
	September 30, 2016	Level 1	Level 2
	(in thousands)
Cash equivalents:
Money market funds	$4,377	$4,377	$—
U.S. government and government agency obligations	300,013	149,964	150,049

Investments:
Certificates of deposit	12,138	—	12,138
Corporate notes and obligations	31,770	—	31,770
Municipal obligations	7,681	—	7,681
U.S. government and government agency obligations	36,109	5,297	30,812
	$392,088	$159,638	$232,450

	Fair Value at	Fair Value Measurements Using Inputs Considered as
	December 31, 2015	Level 1	Level 2
	(in thousands)
Cash equivalents:
Money market funds	$6,788	$6,788	$—

Investments:
Certificates of deposit	12,928	—	12,928
Corporate notes and obligations	28,205	—	28,205
Municipal obligations	2,648	—	2,648
U.S. government and government agency obligations	60,667	19,429	41,238
	$111,236	$26,217	$85,019
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
At September 30, 2016 and December 31, 2015, the Company did not have any assets or liabilities that were valued using Level 3 inputs. For the three and nine months ended September 30, 2016 and 2015, there were no transfers of financial instruments between the levels.
For the three and nine months ended September 30, 2016, the Company recognized interest income from financial instruments of $0.2 million and $0.6 million, respectively. For the three and nine months ended September 30, 2015, the Company recognized interest income from financial instruments of $0.2 million and $0.5 million, respectively. Gross realized gains and losses from the sale of investments were not significant during the three and nine months ended September 30, 2016 and 2015.
At September 30, 2016, $348.1 million of the Company's marketable securities had a contractual maturity of one year or less and $44.0 million had a contractual maturity of one to three years.

The carrying amounts, gross unrealized gains and losses and estimated fair value of cash and cash equivalents and both short-term and long-term investments consisted of the following:

	September 30, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying or Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$40,149	$—	$—	$40,149
Money market funds	4,377	—	—	4,377
U.S. government and government agency obligations	299,999	14	—	300,013
	$344,525	$14	$—	$344,539
Investments:
Corporate notes and obligations	$31,775	$24	$(29)	$31,770
Certificates of deposit	12,097	45	(4)	12,138
Municipal obligations	7,689	2	(10)	7,681
U.S. government and government agency obligations	36,086	35	(12)	36,109
	$87,647	$106	$(55)	$87,698

	December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying or Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$27,608	$—	$—	$27,608
Money market funds	6,788	—	—	6,788
	$34,396	$—	$—	$34,396
Investments:
Corporate notes and obligations	$28,314	$1	$(110)	$28,205
Certificates of deposit	12,945	5	(22)	12,928
Municipal obligations	2,647	1	—	2,648
U.S. government and government agency obligations	60,799	10	(142)	60,667
	$104,705	$17	$(274)	$104,448

The following table shows the gross unrealized losses and the related fair values of the Company’s investments that have been in a continuous unrealized loss position. The Company did not identify any investments as other-than-temporarily impaired at September 30, 2016 or December 31, 2015.

	September 30, 2016
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Corporate notes and obligations	$16,858	$(29)	$—	$—	$16,858	$(29)
Certificates of deposit	2,200	(4)	—	—	2,200	(4)
U.S. government, government agency, and municipal obligations	62,114	(22)	385	—	62,499	(22)
	$81,172	$(55)	$385	$—	$81,557	$(55)

	December 31, 2015
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Corporate notes and obligations	$23,969	$(99)	$2,514	$(11)	$26,483	$(110)
Certificates of deposit	9,284	(22)	—	—	9,284	(22)
U.S. government, government agency, and municipal obligations	48,394	(139)	1,793	(3)	50,187	(142)
	$81,647	$(260)	$4,307	$(14)	$85,954	$(274)
The following table summarizes the maturities of the Company’s investments at September 30, 2016:

Carrying or Fair Value
(in thousands)
Remainder of 2016	$11,058
2017	38,705
2018	27,542
2019	10,393
Thereafter	—
Total	$87,698
Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

NOTE 5—Balance Sheet Components
Property and Equipment
Property and equipment, net, consisted of the following:

	September 30,	December 31,
	2016	2015
	(in thousands)
Computer equipment and software(1)	$94,197	$55,928
Furniture and fixtures	6,837	5,292
Leasehold improvements	18,532	14,405
Property and equipment	119,566	75,625
Accumulated depreciation and amortization(1)	(43,018)	(28,552)
Net property and equipment	76,548	47,073
Internal-use software and other assets not placed in service	36,073	34,287
	$112,621	$81,360
________________
(1) Includes computer equipment and software under capital leases
Computer equipment and software under capital leases, net, consisted of the following:

	September 30,	December 31,
	2016	2015
	(in thousands)
Computer equipment	$8,715	$8,715
Software	1,516	1,517
Accumulated amortization	(5,760)	(3,371)
Net computer equipment and software under capital leases	$4,471	$6,861
Depreciation expense for the three and nine months ended September 30, 2016 was $5.8 million and $14.5 million, respectively. Depreciation expense for the three and nine months ended September 30, 2015 was $3.0 million and $7.3 million, respectively. Amortization of assets under capital leases which is included in depreciation expense for the three and nine months ended September 30, 2016 was $0.8 million and $2.4 million, respectively. Amortization of assets under capital leases which is included in depreciation expense for the three and nine months ended September 30, 2015 was $0.7 million and $1.6 million, respectively.
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	September 30,	December 31,
	2016	2015
	(in thousands)
Accrued payroll and related expenses	$21,713	$23,938
Accrued commissions	1,151	1,993
Accrued professional fees	257	223
Accrued royalties	1,779	1,546
Sales and other taxes	2,212	1,536
Current portion of leases payable	1,460	3,845
Other accrued expenses	1,534	4,226
	$30,106	$37,307

NOTE 6— Goodwill and Intangible Assets
The carrying value of goodwill at September 30, 2016 was $74.5 million. There were no changes in the carrying value of goodwill during the three and nine months ended September 30, 2016.
Other intangible assets, net, consisted of the following:

	September 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Weighted Average Remaining Useful Life
	(in thousands)			(in years)
Assets subject to amortization:
Developed technology	$11,535	$(7,850)	$3,685	3.0
Trade names	331	(329)	2	0.1
Customer relationships	19,400	(9,041)	10,359	4.2
Order backlog	370	(87)	283	3.1
Total assets subject to amortization:	31,636	(17,307)	14,329	3.8
Assets not subject to amortization:
Trade name	4,039	—	4,039
	$35,675	$(17,307)	$18,368

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Weighted Average Remaining Useful Life
	(in thousands)			(in years)
Assets subject to amortization:
Developed technology	$11,535	$(5,668)	$5,867	3.1
Trade names	331	(307)	24	0.8
Customer relationships	19,400	(6,875)	12,525	4.8
Order backlog	370	(15)	355	3.8
Total assets subject to amortization:	31,636	(12,865)	18,771	4.2
Assets not subject to amortization:
Trade name	4,039	—	4,039
	$35,675	$(12,865)	$22,810
Amortization expense associated with intangible assets for the three and nine months ended September 30, 2016 was $1.5 million and $4.4 million, respectively. Amortization expense associated with intangible assets for the three and nine months ended September 30, 2015 was $1.2 million and $3.7 million, respectively.
Minimum future amortization expense for intangible assets at September 30, 2016 was as follows:

Amortization
(in thousands)
Remainder of 2016	$1,079
2017	4,294
2018	3,443
2019	3,166
2020	1,778
2021	314
Thereafter	255
$14,329

NOTE 7—Income Taxes
The Company computes its interim provision for income taxes by applying the estimated annual effective tax rate to the year-to-date income from recurring operations and adjusts the provision for discrete tax items recorded in the period. The Company evaluates and updates its estimated annual effective income tax rate on a quarterly basis. The estimated annual effective tax rate as of September 30, 2016 and 2015 was 36.5% and 40.6%, respectively.

	Three Months ended September 30,		Nine Months ended September 30,
	2016	2015	2016	2015
	(dollars in thousands)
Income tax provision	$7,492	$3,552	$14,966	$11,948
Effective tax rate	35.2%	36.3%	35.8%	40.7%
The difference between the federal statutory rate of 35% and the Company’s estimated effective tax rate for the three and nine months ended September 30, 2016 was primarily due to the Company’s state income tax provision, non-deductible stock-based compensation expenses, and offset by R&D credits.
The Company realized a tax benefit of $4.2 million and $5.5 million for the three and nine months ended September 30, 2016 related to the exercise of employee stock options and the vesting of RSUs, performance-vesting RSUs and Performance Awards. The Company recognized a charge of $24,000 for the three months ended September 30, 2015 related to the adjustments made to the tax benefit for the exercise of employee stock options and the vesting of RSUs, performance-vesting RSUs and Performance Award. The Company recorded a tax benefit of $3.8 million for the nine months ended September 30, 2015 related to the exercise of employee stock options and the vesting of RSUs, performance-vesting RSUs and Performance Awards. The net income tax benefit in excess of the expenses recorded for financial reporting purposes has been recorded as an increase to additional paid-in capital and is reflected as a financing cash inflow in the condensed consolidated statements of cash flows.
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
The Company has a policy to classify accrued interest and penalties associated with uncertain tax positions together with the related liability in the balance sheet, and to include the expenses incurred related to such accruals in the provision for income taxes. There were no interest or penalties included in the provision for income taxes during the nine months ended September 30, 2016 and 2015, respectively.
The Company is currently under examination by the U.S. Internal Revenue Service for the 2013 tax year. At this time, the Company is not able to estimate the potential impact that the examination may have on income tax expense. If the examination is resolved unfavorably, it may have a negative impact on the Company’s results of operations.
NOTE 8—Commitments and Contingencies
Leases
As of September 30, 2016, the Company leased eight facilities under operating lease arrangements. The lease expiration dates range from August 2017 to December 2025. Certain leases contain escalation clauses calling for increased rents. The Company recognizes rent expense on a straight-line basis over the lease period and has recorded deferred rent for the difference between rent payments and rent expense recognized.
Pursuant to the expiration of the Company’s Irvine office lease, in February 2016, the Company entered into a new lease agreement for approximately 4,600 square feet of office space in Irvine, California. The term of the lease commenced on June 1, 2016 with an initial term of 60 months, with payments ranging from $12,800 per month to $15,000 per month.
In July 2016, the Company entered into an amendment to its existing office lease in Pleasanton, California to expand office space by four floors, approximating 143,500 square feet and extend the lease to the existing premises by one year to December 31, 2025. The term of the lease for two of the four floors will commence on April 1, 2017 and for the remaining two floors, will commence on February 1, 2018. The term of the lease for the aggregate leased space ends on December 31, 2025 with payments ranging from approximately $201,600 per month to $527,300 per month during the lease period.
Pursuant to the expiration of the Company’s Omaha office lease, in August 2016, the Company entered into a new lease agreement for approximately 20,100 square feet of office space in Omaha, Nebraska. The term of the lease will commence on January 1, 2017 with an initial term of 68 months, with payments ranging from $25,600 per month to $37,900 per month.

Future minimum lease payments under noncancelable operating and capital leases at September 30, 2016 consisted of the following:

	Capital Leases	Operating Leases
	(in thousands)
2016	$897	$1,275
2017	618	6,174
2018	87	10,127
2019	—	10,687
2020	—	10,840
2021	—	10,976
Thereafter	—	45,446
Total minimum lease payments	1,602	$95,525
Less amount representing interest	(25)
Present value of minimum lease payments	1,577
Less current portion	(1,460)
Long-term portion of lease obligations	$117
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
The Company is currently under audit by an enterprise software provider in connection with the Company's compliance with the terms of the applicable license agreement. Although there is a possibility of a claim, the Company believes it has properly complied with the terms of the license agreement and will vigorously defend any related claims. Any potential liabilities related to the audit are currently not estimable.
NOTE 9—Equity and Stock Incentive Plans
The Company recognized stock-based compensation expense related to awards granted under its 2009 Stock Option and Incentive Plan (the “2009 Plan”), 2011 Equity Incentive Award Plan (the “2011 Plan”), and ESPP.
Total stock-based compensation expense recognized consisted of:

	Three Months ended September 30,		Nine Months ended September 30,
	2016	2015	2016	2015
	(in thousands)
Cost of revenues	$1,381	$761	$3,483	$2,189
Sales and marketing	1,243	783	3,180	1,973
Research and development	1,969	1,438	5,417	3,961
General and administrative	4,155	3,538	11,376	9,481
	$8,748	$6,520	$23,456	$17,604

2009 Stock Option and Incentive Plan and 2011 Equity Incentive Award Plan
Stock Options
The following table summarizes the Company’s stock option activity under the 2009 Plan and 2011 Plan:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at January 1, 2016	2,515,329	$24.40	7.14	$90,818
Granted	14,506	59.78
Exercised	(467,268)	18.27
Forfeited or expired	(57,591)	37.84
Outstanding at September 30, 2016	2,004,976	$25.70	6.53	$159,591
Ending vested and expected to vest at September 30, 2016	1,978,586	$25.48	6.51	$157,922
Exercisable at September 30, 2016	1,425,363	$20.54	5.98	$120,810
There were no stock options granted during the three months ended September 30, 2016. Stock options granted during the nine months ended September 30, 2016 were made under the 2011 Plan. There were no grants under the 2009 Plan during the nine months ended September 30, 2016.
The aggregate intrinsic value of the stock options outstanding at September 30, 2016 represents the value of the Company’s closing stock price of $105.30 on September 30, 2016 in excess of the exercise price multiplied by the number of options outstanding for options that were in-the-money. Options outstanding that are expected to vest are net of estimated future option forfeitures.
Following is additional information pertaining to the Company’s stock option activity:

	Three Months ended September 30,		Nine Months ended September 30,
	2016	2015	2016	2015
	(in thousands, except per option amounts)
Weighted average fair value per option granted	$—	$34.39	$27.57	$26.13
Grant-date fair value of options vested	$1,787	$1,678	$7,079	$6,026
Intrinsic value of options exercised	$9,058	$10,227	$30,302	$33,343
Proceeds received from options exercised	$2,280	$1,807	$8,535	$8,665
As of September 30, 2016, total unrecognized stock-based compensation expense related to unvested stock options, adjusted for estimated forfeitures, was $9.9 million and is expected to be recognized over a weighted average period of 1.9 years.
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

In February 2016, the Company granted Sigmund Anderman, current Chairman of the Board of Directors of the Company (“Mr. Anderman”), 6,692 performance-vesting RSUs and an option to purchase 14,506 shares of Company common stock. Mr. Anderman may earn between zero and 2.0 shares of common stock for each performance-vesting RSU. As of September 30, 2016, the Company expects that each of these performance-vesting RSUs will convert to 1.41 shares of common stock on the Determination Date in 2017. Additionally, in February 2016, the Company granted 64,449 Performance Awards with a performance period of January 1, 2016 through December 31, 2016 to the Company’s executives under the 2011 Plan. The designated participants may earn between zero and 2.0 shares of common stock for each Performance Award. As of September 30, 2016, the Company expects that each of these Performance Awards will convert to 2.0 shares of common stock on the Determination Date in 2017.
The following table summarizes the Company’s RSU, Performance Award and performance-vesting RSU activity:

	RSUs		Performance Awards and Performance-Vesting RSUs
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Outstanding at January 1, 2016	748,688	$45.52	508,282	$34.68
Granted	535,527	77.59	138,330	59.78
Released	(201,272)	41.17	(236,219)	28.87
Forfeited or expired	(75,141)	56.56	—	—
Outstanding at September 30, 2016	1,007,802	$62.61	410,393	$46.48
Ending vested and expected to vest at September 30, 2016	891,284		410,393
RSUs, performance-vesting RSUs and Performance Awards that are expected to vest are presented net of estimated future forfeitures. RSUs released during the nine months ended September 30, 2016 and 2015 had an aggregate intrinsic value of $16.8 million and $9.6 million, respectively, and had an aggregate grant-date fair value of $8.3 million and $3.8 million, respectively. Performance-vesting RSUs and Performance Awards released during the nine months ended September 30, 2016 and 2015 had an aggregate intrinsic value of $21.6 million and $13.2 million, respectively, and had an aggregate grant-date fair value of $6.8 million and $4.5 million, respectively. The number of RSUs released includes shares that the Company withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.
As of September 30, 2016, total unrecognized compensation expense related to unvested RSUs, performance-vesting RSUs and Performance Awards was $56.2 million and is expected to be recognized over a weighted average period of 2.6 years.
Employee Stock Purchase Plan
For the nine months ended September 30, 2016 and 2015, employees purchased 101,816 shares and 110,598 shares, respectively, under the ESPP for a total of $6.7 million and $4.1 million, respectively. As of September 30, 2016, unrecognized compensation expense related to the current semi-annual ESPP period, which ends on February 27, 2017, was $1.0 million and is expected to be recognized over five months.
Executive Incentive Plan
On March 14, 2016, the compensation committee adopted the Ellie Mae, Inc. Executive Incentive Plan (the “Executive Incentive Plan”). The Executive Incentive Plan was approved by the Company’s stockholders on May 25, 2016. The Executive Incentive Plan has a term of five years from the date of approval by the stockholders, expiring May 25, 2021, and may be terminated, amended or suspended by the compensation committee at any prior time, and may also be reinstated. The Company currently expects to issue cash bonus and performance-based equity awards under the Executive Incentive Plan to the Company’s executive officers commencing in 2017. Shares underlying equity awards from the Executive Incentive Plan will be issued from our 2011 Plan. The equity awards have the following limitations:
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

Valuation Information
The fair value of stock options and stock purchase rights granted under the 2009 Plan, the 2011 Plan, and the ESPP were estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	Three months ended September 30,		Nine Months ended September 30,
	2016	2015	2016	2015
Stock option plans:
Risk-free interest rate	—%	1.87%	1.38%	1.75%
Expected life of options (in years)	0	6.08	6.08	5.99
Expected dividend yield	—%	—%	—%	—%
Volatility	—%	48%	47%	48%
Employee Stock Purchase Plan:
Risk-free interest rate	0.46%	0.24%	0.36%	0.19%
Expected life of options (in years)	0.50	0.50	0.50	0.50
Expected dividend yield	—%	—%	—%	—%
Volatility	33%	44%	38%	39%
Common Stock
The following numbers of shares of common stock were reserved and available for future issuance at September 30, 2016:

Reserved Shares
Options and awards outstanding under stock option plans	3,423,171
Shares available for future grant under the 2011 Equity Incentive Award Plan	3,896,188
Shares available under the Employee Stock Purchase Plan	1,398,843
Total	8,718,202
In February 2016, 295,665 additional shares were reserved under the ESPP and 1,478,325 additional shares were reserved under the 2011 Plan, pursuant to the automatic increase provisions in each plan.
Stock Offering
In August 2016, the Company completed a public offering of common stock and sold a total of 3,162,500 shares of its common stock for total cash proceeds of approximately $271.4 million, net of underwriting discounts, and offering costs and expenses of approximately $13.2 million.
Stock Repurchase Program
In May 2014, the Company’s board of directors approved a stock repurchase program under which the Company is authorized to repurchase up to $75.0 million of its common stock, which expires in May 2017. All shares are retired upon repurchase. The Company did not repurchase any shares during the nine months ended September 30, 2016. As of September 30, 2016, $43.5 million remained available for future repurchases under the program.
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

The Company is organized primarily on the basis of service lines. Supplemental disclosure of revenues by type is as follows:

	Three months ended September 30,		Nine Months ended September 30,
	2016	2015	2016	2015
	(in thousands)
On-demand revenues(1)	$100,381	$68,019	$263,386	$185,776
On-premise revenues(1)	—	920	718	3,294
	$100,381	$68,939	$264,104	$189,070
________________
(1) Certain reclassifications of prior period amounts have been made to conform to the current period presentation, such reclassification did not materially change previously reported consolidated financial statements.
On-demand revenue is generated from company-hosted software subscriptions that customers access through the Internet. On-demand revenue is comprised of fees for software services sold both as a subscription and transactionally including fees based on a per closed loan, or success basis, subject to monthly base fees, which the Company refers to as Success-Based Pricing; Ellie Mae Network fees; education and training, loan product, policy and guideline data and analytics services under the AllRegs brand; and professional services which include consulting, implementation, and training services.
On-premise revenue is generated from maintenance services, sales of customer-hosted Encompass software licenses, and related professional services. Effective May 1, 2016, the Company no longer provides software releases or technical support for the on-premise version of Encompass. As of June 30, 2016, all on-premise customers completed the migration to our on-demand Encompass offering, and we do not expect significant future on-premise revenues.
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
The Ellie Mae Network electronically connects approximately 160,000 mortgage professionals using Encompass to the broad array of mortgage lenders, investors, and third-party service providers integral to the origination and funding of residential mortgages. During the mortgage origination process, mortgage originators may order various services through the Ellie Mae Network, including credit reports; product eligibility and pricing services; automated underwriting services; appraisals; title reports; insurance; flood certifications and flood insurance; compliance reviews; fraud detection; document preparation; and verification of income, identity, and employment. Mortgage originators can also initiate secure data transmission to and from lenders and investors.
On-demand revenues are generated primarily from subscriptions to software we host that customers access through the Internet, including customers who pay fees based on the number of loans they close, or success basis, subject to monthly base fees, which we refer to as Success Based Pricing, and related professional services such as consulting, implementation, and training services. On-demand revenues also include software related services that are sold transactionally; Ellie Mae Network transaction fees paid by lender-investors, service providers, and certain government-sponsored entities participating on the Ellie Mae Network; education and training; and loan product and guideline data and analytics services that are provided under the AllRegs brand. On-premise revenues are generated from customer-hosted software licenses and related professional services and maintenance services. Effective May 1, 2016, we no longer provide software releases or technical support for the on-premise version of Encompass. As of June 30, 2016, all on-premise customers completed the migration to our on-demand Encompass offering, and we do not expect significant future on-premise revenues.
Our on-demand revenues typically, but not always, track the seasonality of the residential mortgage industry, with increased activity in the second and third quarters and reduced activity in the first and fourth quarters as home buyers tend to purchase their homes during the spring and summer in order to move to a new home before the start of the school year. Mortgage volumes are also impacted by other factors such as interest rate fluctuations, home sale activity, regulatory changes such as the TILA-RESPA Integrated Disclosure rule which became effective in October 2015, and general economic conditions, which can lead to departures from the typical seasonal pattern. For example, increases in mortgage interest rates could reduce the volume of new mortgages originated and, in particular, the volume of mortgage refinancings. Conversely, recent low interest rates may increase the volume of new mortgages and mortgage refinancings. We currently estimate that approximately 35% to 45% of our revenues have some direct sensitivity to volume. The base fee portion of success-based revenues, subscription revenues, and professional services revenues, are not affected by fluctuations in mortgage origination volume.

We are investing aggressively in initiatives that we believe will help us continue to grow our business, improve our products and services, and strengthen our competitive advantage while bringing sustainable long-term value to our customers. During 2015 and the first three quarters of 2016, we increased our investments in our sales and client services capabilities, research and development, technology infrastructure, and data security to support our user additions and overall business growth and maintain the confidentiality of our customers’ data. These investments include expanding our talent across the organization by hiring additional personnel. To support customers and further differentiate ourselves, we will continue to invest in key areas such as research and development, enterprise sales, services, technical support, data security, and data center infrastructure. This investment includes the development of our current infrastructure to accommodate new users and our next generation Encompass platform, which we anticipate will be incrementally introduced over the coming quarters and through the first half of 2018. The costs associated with these investments decreased our gross margin percentage and increased operating expenses in the first nine months of 2016 as compared to the same period in 2015. We expect to continue investing in these areas, and such expenditures may affect our ability to improve our margins as we grow revenue.
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
In response to the increased quality standards and compliance mandates affecting the industry, we expect many non-Encompass mortgage lenders to assess new platform options and replace their legacy systems. We have increased the size of our customer acquisition, implementation, and support teams in order to address anticipated demand for our software solutions.
Increased regulation affecting lenders and investors. Regulatory reforms have significantly increased the complexity and importance of regulatory compliance. We devote considerable resources to continually upgrade our software to help our customers address regulatory changes. We offer Encompass Compliance Service, which analyzes mortgage loan data for compliance with consumer protection laws and institutionally mandated compliance policies and also alerts users to possible violations of these laws and policies. In addition, we have a staff of attorneys that work with compliance experts who help ensure that documents prepared using our software and the processes recommended by the Encompass workflow comply with applicable rules and regulations. For example, additional tools and product updates were required to address the Ability-to-Repay/Qualified Mortgage and Federal and State High Cost rules that became effective in January 2014. In addition, we updated certain of our products to comply with the TILA-RESPA Integrated Disclosure rule changes that took effect in October 2015. We believe we are also well-positioned to help our customers meet future Dodd-Frank Act or other similar requirements as they are published and become effective. However, changes to existing laws or regulations or adoption of new laws or regulations relating to the residential mortgage industry could require us to incur significant costs to update our products and services so that our customers remain compliant with such laws and regulations.

Greater focus on operational efficiencies. The average total production cost per loan was $6,932 in the second quarter of 20141, $6,984 in the second quarter of 20152, and $7,120 in the second quarter of 20163. We expect operational costs to continue to be a significant consideration for mortgage originators due to continued increased regulation and heightened quality standards. By automating many of the functions of mortgage origination, we enable our users to comply with regulations and process quality loans more efficiently and effectively. This reduces the cost of originating a loan and lowers the risk of buy-back demands from investors resulting from poorly originated or documented loans or loans that fail to comply with applicable regulations. We continually address the changing needs of our customers by developing and enhancing tools to allow for simplified regulatory compliance, increased availability of information, and enhanced system functionality and performance.
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
Customers adopting multi-channel strategies. Customers are developing multi-channel strategies beyond a single retail, correspondent or wholesale mortgage lending channel in order to grow their businesses. The requirements of these different channels vary and in order to maintain a single operating system, customers must use a robust system with customizable functionality. Encompass includes support for multi-channel workflows, allowing our customers to drive efficiencies and boost productivity by creating distinct workflows for each channel that map to our customers’ business needs. Encompass users can customize workflows based on channel, loan purpose or specific loan criteria - all of which can vary between lending channels. Additionally, Encompass Consumer Connect enables our customers to originate loans directly from borrowers by offering an online loan application that can be accessed by anyone with a web browser.
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

________________

1	Mortgage Bankers Association, Independent Mortgage Bankers Profitable in the Second Quarter of 2014, August 26, 2014.
2	Mortgage Bankers Association, Independent Mortgage Bankers' Profits Increase Slightly 2Q15, August 25, 2015.
3	Mortgage Bankers Association, Independent Mortgage Banks’ Profits Double in 2nd Quarter, August 30, 2016.

Operating Metrics
We use certain operational metrics to evaluate our business, determine allocation of our resources, and make decisions regarding corporate strategy. We focus on these metrics to determine our success in leveraging our user base to increase our revenues and to gauge the degree of our market penetration.
These metrics are defined below.
Contracted revenues. Contracted revenues are those revenues that are fixed by the terms of a contract and are not affected by fluctuations in mortgage origination volume. These revenues consist of the base fee portion of success-based revenues, monthly per-user subscription revenues, professional services revenues, and subscription revenues paid for products other than Encompass.
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
The following table shows these operating metrics as of and for the three and nine months ended September 30, 2016 and 2015:

	Three Months ended September 30,		Nine Months ended September 30,
	2016	2015	2016	2015
Revenues (in thousands):
Total revenues	$100,381	$68,939	$264,104	$189,070
Total contracted revenues	$54,469	$41,363	$150,007	$109,027
Users at end of period:
Contracted users	205,784	151,350	205,784	151,350
Active users	159,523	134,888	159,523	134,888
Active users as a percentage of contracted users	78%	89%	78%	89%
Average active users:
Average active users during the period	156,912	132,675	149,289	124,143
Revenue per average active user during the period	$640	$520	$1,769	$1,523
Basis of Presentation
General
Our consolidated financial statements include the accounts of Ellie Mae, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation.
Revenue Recognition
We generate revenue primarily from transaction-based fees, and fees for software and related services including our annual user conference and fees from professional services. Our software can be accessed through a company-hosted subscription. Prior to May 1, 2016, our software was also accessed through a customer-hosted license. Accordingly, our revenue is described as on-demand and formerly, prior to May 1, 2016, also as on-premise. Sales taxes assessed by governmental authorities are excluded from revenue.

On-demand Revenue
On-demand revenue is generated from company-hosted software subscriptions that customers access through the Internet. On-demand revenue is comprised of fees for software services sold both as a subscription and transactionally including fees based on a per closed loan, or success basis, subject to monthly base fees, which we refer to as Success-Based Pricing; Ellie Mae Network fees; education and training, loan product, policy and guideline data and analytics services under the AllRegs brand; and professional services which include consulting, implementation, and training services.
On-premise Revenue
On-premise revenue is generated from maintenance services, sales of customer-hosted Encompass software licenses, and related professional services. Effective May 1, 2016, the Company no longer provides software releases or technical support for the on-premise version of Encompass. As of June 30, 2016, all on-premise customers completed the migration to our on-demand Encompass offering, and we do not expect significant future on-premise revenues.
Cost of Revenues and Operating Expenses
Cost of Revenues
Our cost of revenues consists primarily of: salaries and benefits, including stock-based compensation expense; third-party royalty expenses; customer support; data centers; depreciation on data center computer equipment; amortization of acquired intangible assets such as developed technology and trade names; amortization of internal-use software; professional services associated with implementation of our software; and allocated facilities costs. We expect that our cost of revenues will continue to increase in absolute dollars as our revenues increase, as we make additional and accelerated investments to bolster our infrastructure and enhance our system capacity, reliability, and data security, as we pursue additional strategic acquisitions, as we place new internal-use software into service and as we continue to hire additional personnel in our implementation and customer support departments to support new customers and provide new services. To support customers and further differentiate ourselves, we currently anticipate that we will continue to invest in key areas such as research and development, enterprise sales, services, technical support, data security, and data center infrastructure. This will include development of our next generation Encompass platform, which we expect to incrementally introduce over the coming quarters and through the first half of 2018.
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
General and Administrative
Our general and administrative expenses consist primarily of: salaries and benefits, including bonuses and stock-based compensation expense for employees involved in finance, accounting, human resources, administrative, information technology, and legal; third-party provider expenses such as general consulting, legal, accounting, and other professional services; and allocated facilities costs. We expect general and administrative expenses to continue to increase in absolute dollars as we hire additional personnel and grant stock-based awards to attract and retain the employees needed to continue to grow our business and as we pursue additional strategic acquisitions.

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
Critical Accounting Policies and Estimates
There have been no material changes during the three and nine months ended September 30, 2016 to our critical accounting policies and estimates previously disclosed in our 2015 Form 10-K.
Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months ended September 30,		Nine Months ended September 30,
	2016	2015	2016	2015
	(in thousands)
Revenues	$100,381	$68,939	$264,104	$189,070
Cost of revenues(1)	32,218	22,441	87,302	60,653
Gross profit	68,163	46,498	176,802	128,417
Operating expenses:
Sales and marketing(1)	12,654	9,082	40,446	27,646
Research and development(1)	15,081	11,138	42,196	28,717
General and administrative(1)	19,360	16,658	52,885	43,109
Total operating expenses	47,095	36,878	135,527	99,472
Income from operations	21,068	9,620	41,275	28,945
Other income, net	204	154	565	439
Income before income taxes	21,272	9,774	41,840	29,384
Income tax provision	7,492	3,552	14,966	11,948
Net income	$13,780	$6,222	$26,874	$17,436
________
(1) Stock-based compensation included in the above line items:

	Three Months ended September 30,		Nine Months ended September 30,
	2016	2015	2016	2015
	(in thousands)
Cost of revenues	$1,381	$761	$3,483	$2,189
Sales and marketing	1,243	783	3,180	1,973
Research and development	1,969	1,438	5,417	3,961
General and administrative	4,155	3,538	11,376	9,481
	$8,748	$6,520	$23,456	$17,604

	Three Months ended September 30,		Nine Months ended September 30,
	2016	2015	2016	2015

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	32.1	32.6	33.1	32.1
Gross profit	67.9	67.4	66.9	67.9
Operating expenses:
Sales and marketing	12.6	13.2	15.3	14.6
Research and development	15.0	16.1	16.0	15.2
General and administrative	19.3	24.2	19.9	22.8
Total operating expenses	46.9	53.5	51.2	52.6
Income from operations	21.0	13.9	15.7	15.3
Other income, net	0.2	0.2	0.2	0.2
Income before income taxes	21.2	14.1	15.9	15.5
Income tax provision	7.5	5.1	5.7	6.3
Net income	13.7%	9.0%	10.2%	9.2%

Comparison of the Three and Nine Months Ended September 30, 2016 and 2015
Revenues
The following table sets forth our revenues by type for the periods presented:

	Three Months ended September 30,		Nine Months ended September 30,
	2016	2015	2016	2015
	(dollars in thousands)
Revenue by type:
On-demand(1)	$100,381	$68,019	$263,386	$185,776
On-premise(1)	—	920	718	3,294
Total	$100,381	$68,939	$264,104	$189,070

	Three Months ended September 30,		Nine Months ended September 30,
	2016	2015	2016	2015
Revenue by type:
On-demand	100.0%	98.7%	99.7%	98.3%
On-premise	—%	1.3%	0.3%	1.7%
Total	100.0%	100.0%	100.0%	100.0%
________________
(1) Certain reclassifications of prior period amounts have been made to conform to the current period presentation, such reclassification did not materially change previously reported consolidated financial statements.
Three months ended September 30, 2016. Total revenues increased $31.4 million, or 45.6%, for the three months ended September 30, 2016 as compared to the same period of 2015.
On-demand revenues increased by $32.4 million, or 47.6% during the three months ended September 30, 2016, consisting primarily of a $22.9 million increase in Encompass revenue. The increase in Encompass revenue resulted partially from a $11.6 million, or 41.4%, increase in base fees due to a 36.0% increase in contracted users as of September 30, 2016 compared to the same period in 2015, and an increase of $11.3 million in closed loan fees, which are assessed for loans closed in excess of base fees under our Success Based Pricing model. The closed loan fee increase was driven by an increase in contracted users and by higher mortgage origination volumes.
Additional contributors to the growth in on-demand revenue included a $4.2 million increase in network revenues due to an increase in contracted users as well as an increase in adoption and usage of network services of third party Flood, Appraisal, and Credit providers to process loans, a $2.0 million increase in revenues from professional services, driven primarily by implementation and training services provided to new customers, a $1.8 million increase in revenues from our AllRegs and Mortgage Returns acquisitions, and a $1.6 million increase in revenues from other software and services due to an increase in TQL adoption and increased usage by Encompass users.
On-premise revenues decreased by $0.9 million for the three months ended September 30, 2016 compared to the same period in 2015, primarily due to the completion of all on-premise customers’ migration to our on-demand Encompass offering, and we do not expect significant future on-premise revenues.
Nine months ended September 30, 2016. Total revenues increased $75.0 million, or 39.7%, for the nine months ended September 30, 2016 as compared to the same period of 2015.
On-demand revenues increased by $77.6 million, or 41.8% during the nine months ended September 30, 2016, consisting primarily of a $47.7 million increase in Encompass revenue. The increase in Encompass revenue resulted partially from a $31.3 million, or 41.4%, increase in base fees due to a 36.0% increase in contracted users as of September 30, 2016 compared to the same period in 2015, and an increase of $16.3 million in closed loan fees, which are assessed for loans closed in excess of base fees under our Success Based Pricing model. The closed loan fee increase was driven by an increase in contracted users and by higher mortgage origination volumes.
Additional contributors to the growth in on-demand revenue included a $10.8 million increase in network revenues due to an increase in contracted users as well as an increase in adoption and usage of network services of third party Flood, Appraisal, Credit, and Title providers to process loans, a $7.6 million increase in revenues from our AllRegs and Mortgage Returns acquisitions, a $6.7 million increase in revenues from professional services driven primarily by training and implementation services provided to new customers and to customers that upgraded from our on-premise product offering, and a $5.7 million increase in revenues from other software and services due to an increase in TQL adoption and our user conference.
On-premise revenues decreased by $2.6 million for the nine months ended September 30, 2016 compared to the same period of 2015, primarily due to the completion of all on-premise customers’ migration to our on-demand Encompass offering, and we do not expect significant future on-premise revenues.
Gross Profit

	Three Months ended September 30,		Nine Months ended September 30,
	2016	2015	2016	2015
	(dollars in thousands)
Gross profit	$68,163	$46,498	$176,802	$128,417
Gross margin	67.9%	67.4%	66.9%	67.9%
Gross profit increased by $21.7 million and gross margin percentage remained relatively flat during the three months ended September 30, 2016 as compared to the same period in 2015. Revenues increased by $31.4 million and cost of revenues increased by $9.8 million. The flat gross margin percentage was a result of an increase in revenue offset by an increase in fixed costs associated with headcount added to our implementation, professional services, and customer support organizations, investments we have made in expanding our data centers, and enhancing data security for our customers. The increase in costs primarily include a $3.7 million increase in salaries, employee benefits, and stock-based compensation expenses associated with additional headcount for our professional services and customer support organizations in anticipation of continued increasing demand for our software solutions, a $2.5 million increase in third-party royalty expenses arising from the increased revenues, a $2.4 million increase in depreciation expense related to internal-use software and infrastructure hardware, and a $1.0 million increase in expenses related to upgrades and services to our data centers hardware and technology as we increase capacity relating to new customers and third-party services to assist in data security and infrastructure upgrades.
Gross profit increased by $48.4 million and gross margin percentage decreased by 1.0% during the nine months ended September 30, 2016 as compared to the same period in 2015. Revenues increased by $75.0 million and cost of revenues increased by $26.6 million. The decrease in the gross margin percentage was a result of an increase in revenue offset by an increase in fixed costs associated with headcount added to our implementation, professional services, and customer support organizations, investments we have made in expanding our data centers, and enhancing data security for our customers. The increase in cost of revenues primarily includes a $10.4 million increase in salaries, employee benefits, and stock-based compensation expenses associated with increased headcount in our professional services and customer support organizations in anticipation of continued increasing demand for our software solutions, a $6.2 million increase in third-party royalty expenses arising from the increased revenues, a $5.3 million increase in depreciation expense related to internal-use software and infrastructure hardware, a $2.8 million increase in expenses related to upgrades and services to our data centers hardware and technology as we increase capacity related to new customers, and a $1.5 million increase in third-party services to assist in security upgrades and infrastructure upgrades.
Sales and Marketing

	Three Months ended September 30,		Nine Months ended September 30,
	2016	2015	2016	2015
	(dollars in thousands)
Sales and marketing	$12,654	$9,082	$40,446	$27,646
Sales and marketing as a % of revenues	12.6%	13.2%	15.3%	14.6%
Sales and marketing expenses increased by $3.6 million, or 39.3%, for the three months ended September 30, 2016 as compared to the same period in 2015. Sales and marketing expenses as a percentage of revenues decreased by 0.6%. The increase in sales and marketing expenses was primarily due to a $2.1 million increase in salaries, employee benefits, and stock-based compensation expenses related to increased headcount as we continue to grow our sales and marketing department in an effort to increase our market share and address anticipated demand for our software solutions, a $0.7 million increase in commissions paid to our sales representatives arising from increased bookings, and a $0.3 million increase in other marketing and promotion expenses.
Sales and marketing expenses increased by $12.8 million, or 46.3%, for the nine months ended September 30, 2016 as compared to the same period in 2015. Sales and marketing expenses as a percentage of revenues increased by 0.7%. The increase in sales and marketing expenses were primarily due to a $5.9 million increase in salaries, employee benefits, and stock-based compensation expenses related to increased headcount as we continue to grow our sales and marketing department in an effort to increase our market share and address anticipated demand for our software solutions and increased headcount from the Mortgage Returns acquisition, a $3.9 million increase in marketing and promotion expenses including our user conference, and a $1.9 million increase in commissions paid to our sales representatives arising from the increased bookings.
Research and Development

	Three Months ended September 30,		Nine Months ended September 30,
	2016	2015	2016	2015
	(dollars in thousands)
Research and development	$15,081	$11,138	$42,196	$28,717
Research and development as a % of revenues	15.0%	16.1%	16.0%	15.2%
Research and development expenses increased by $3.9 million, or 35.4%, for the three months ended September 30, 2016 as compared to the same period in 2015. Research and development expenses as a percentage of revenues decreased by 1.1%. The increase in research and development expenses was due to a $6.2 million increase in total research and development costs, primarily driven by salaries, employee benefits, and stock-based compensation expenses related to increased headcount as we continue to invest in our products and services, partially offset by approximately a $2.3 million decrease as a result of the capitalization of research and development expenses related to internal-use software and website development projects. Costs associated with the development of internally developed software are capitalized to property and equipment rather than expensed, and amortized over their respective useful lives beginning when the related assets are placed into service.
Research and development expenses increased by $13.5 million, or 46.9%, for the nine months ended September 30, 2016 compared to the same period in 2015. Research and development expenses as a percentage of revenues increased by 0.8%. The increase in research and development expenses was due to a $17.6 million increase in total research and development costs, primarily driven by salaries, employee benefits, and stock-based compensation expenses related to increased headcount as we continue to invest in our products and services and additional headcount from the Mortgage Returns acquisition, offset by a $4.1 million decrease as a result of the capitalization of research and development expenses related to internal-use software and website development projects. Costs associated with the development of internal-use software and website development are capitalized to property and equipment rather than expensed, and amortized over their respective useful lives beginning when the related assets are placed into service.
General and Administrative

	Three Months ended September 30,		Nine Months ended September 30,
	2016	2015	2016	2015
	(dollars in thousands)
General and administrative	$19,360	$16,658	$52,885	$43,109
General and administrative as a % of revenues	19.3%	24.2%	19.9%	22.8%
General and administrative expenses increased by $2.7 million, or 16.2%, for the three months ended September 30, 2016 as compared to the same period in 2015. General and administrative expenses as a percentage of revenues decreased by 4.9%. The increase in general and administrative expenses was primarily due to a $2.0 million increase in salaries, stock-based compensation, and employee benefits related to increased headcount. The remainder of the increase is due to several items including an increase in depreciation expense related to the release of new systems and internally developed software placed into production, an increase in third-party services related to system upgrades, and an increase in technology expenses to support increased headcount.
General and administrative expenses increased by $9.8 million, or 22.7%, for the nine months ended September 30, 2016 as compared to the same period in 2015. General and administrative expenses as a percentage of revenues decreased by 2.9%. The increase in general and administrative expenses were primarily due to a $5.8 million increase in salaries, stock-based compensation, and employee benefits related to increased headcount from both the Mortgage Returns acquisition and hiring within the Information Technology organization, and a $1.5 million increase in depreciation expense related to the release of new systems and internally developed software placed into production, a $1.4 million increase in technology expenses to support increased headcount, and a $1.2 million increase in third-party services related to system upgrades.

Income Tax Provision
Income tax provision was $7.5 million for the three months ended September 30, 2016, compared to $3.6 million for the three months ended September 30, 2015. The increase in income tax provision was primarily due to the increase in income before income taxes.
Income tax provision was $15.0 million for the nine months ended September 30, 2016, compared to $11.9 million for the nine months ended September 30, 2015. The increase in income tax provision was primarily due to the increase in income before income taxes. There was a decrease in effective tax rate from 40.7% for the nine months ended September 30, 2015 to 35.8% for the nine months ended September 30, 2016. This reduction in the effective tax rate was primarily due to the reduction of nondeductible stock option expense and benefits from R&D credits as the credits became permanent in 2016.
The Company is currently under examination by the U.S. Internal Revenue Service for the 2013 tax year. At this time, the Company is not able to estimate the potential impact that the examination may have on income tax expense. If the examination is resolved unfavorably, it may have a negative impact on the Company’s results of operations.
Liquidity and Capital Resources
At September 30, 2016, we had cash, cash equivalents, and short-term investments of $388.2 million and long-term investments of $44.0 million. This balance reflects cash proceeds of approximately $271.4 million from the public offering completed in August 2016 of 3,162,500 shares of common stock, net of underwriting discounts, and offering costs and expenses. Cash and cash equivalents consist of cash, money market accounts, and highly liquid investments purchased with an original maturity of three months or less. Both short and long-term investments consist of corporate bonds and obligations, certificates of deposit, municipal obligations, U.S. government notes, and U.S. government agency securities.
We believe that our existing cash, cash equivalents, and short-term investments will be sufficient to fund capital expenditures, operating expenses and other cash requirements for at least the next 12 months. We may enter into acquisitions in the future, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
The following table sets forth our statement of cash flows data for the periods presented:

	Nine Months ended September 30,		Net
	2016	2015	Change
	(in thousands)
Net cash provided by operating activities	$55,636	$64,536	(8,900)
Net cash used in investing activities	(29,999)	(40,778)	10,779
Net cash provided by financing activities	284,506	1,903	282,603
Net increase in cash and cash equivalents	$310,143	$25,661	$284,482
Operating Activities
Cash provided by operating activities for the nine months ended September 30, 2016 decreased by $8.9 million as compared to the same period in 2015. In the condensed consolidated statements of cash flows, cash provided by operating activities is presented as net income adjusted for non-cash items and changes in operating assets and liabilities. Net income increased by $9.4 million for the nine months ended September 30, 2016 as compared to the same period in 2015. Non-cash items resulted in an increase in cash from operations of $11.5 million for the nine months ended September 30, 2016 as compared to the same period in 2015. Changes in operating assets and liabilities resulted in a decrease in cash from operations of $29.8 million for the nine months ended September 30, 2016 as compared to the same period in 2015.
The $11.5 million increase in the net contribution of non-cash items to cash provided by operating activities was primarily due to a $7.2 million increase in depreciation from data center equipment, internal-use software, leasehold improvements, and furniture and fixtures placed into service, a $5.9 million increase in stock-based compensation expense due to increased headcount, offset by a $1.6 million decrease in the tax benefit from stock-based compensation.
Changes in operating assets and liabilities resulted in a net decrease of $29.8 million to cash used in operating activities for the nine months ended September 30, 2016 as compared to the same period in 2015. Our net accounts receivable balance fluctuates from period to period, depending on the amount and timing of sales and billing activity, our customers’ payment method, and cash collections. Additionally, we experienced overall growth in our accounts receivable balance due to increased revenue for the nine months ended September 30, 2016 as compared to the same period in 2015. The change in prepaid expenses and other current assets was primarily due to the timing of payments for software services and other maintenance. The change in deposits and other assets was due to increased deferred commission expenses associated with continuing sales of our products. The change in accounts payable and accrued and other liabilities was due to an increase in compensation costs associated with increased headcount as well as the timing of additional liabilities and payments in general, and does not reflect any significant change in the nature of accrued liabilities. The increase in deferred revenue is primarily the result of an increase in sales of professional services and timing of customer payments.
Investing Activities
Our primary investing activities have consisted of purchases, maturities and sales of investments, and purchases of property and equipment (including costs incurred to develop internal-use software). Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations and the timing of our internal-use software projects subject to capitalization. We plan to continue to increase investments in hardware and software to support our growth and corporate infrastructure as well as the next generation Encompass platform, and we intend to continue pursuing strategic acquisitions.
Cash used in investing activities of $30.0 million for the nine months ended September 30, 2016 was primarily the result of $21.1 million in expenditures for purchases of property, including capital improvements to our new corporate headquarters, investments to bolster our infrastructure and enhance our system capacity, reliability, and security, and $25.2 million in expenditures incurred to develop internal-use software and website applications, including the development of our next generation Encompass platform. Additionally, we sold net $16.3 million of investments to fund these expenditures.
Cash used in investing activities of $40.8 million for the nine months ended September 30, 2015 was primarily the result of $20.7 million for purchases of property and equipment, including capital improvements to our new corporate headquarters, investments to bolster our infrastructure and enhance our system capacity, reliability, and security and $20.7 million costs incurred to develop internal-use software and website applications, including the development of our next generation Encompass platform. We also received $0.5 million from net maturities of investments.
Financing Activities
Financing activities have consisted primarily of cash provided from the exercise of stock options and purchases under the employee stock purchase plan and excess tax benefits from stock-based compensation, reduced by the payments related to capital lease obligations, repurchases of common stock and tax payments related to shares withheld for vested restricted stock units, or RSUs. In May 2014, our board of directors approved a stock repurchase program under which we are authorized to repurchase up to $75.0 million of our common stock over a 36-month period ending in May 2017, $43.5 million of which remains available as of September 30, 2016. Under the program, purchases may be made from time to time on the open market, and will be funded from available working capital. In August 2016, we completed a public offering of common stock and sold a total of 3,162,500 shares of our common stock for total cash proceeds of approximately $271.4 million, net of underwriting discounts, and offering costs and expenses of approximately $13.2 million, which will be used for general corporate purposes, including working capital, sales and marketing activities, general and administrative matters and capital expenditures and may also use a portion of the net proceeds for the acquisition of, or investment in, technologies, solutions or businesses that complement our business.
Cash provided by financing activities of $284.5 million for the nine months ended September 30, 2016 consisted primarily of $271.4 million in net proceeds from our August 2016 public offering of 3,162,500 shares of common stock, $15.3 million in proceeds from employee stock purchases and the exercise of stock options, and $5.5 million in excess tax benefits from stock-based compensation, partially offset by $7.7 million in payments on capital leases and tax payments related to shares withheld for vested RSUs.
Cash provided by financing activities of $1.9 million for the nine months ended September 30, 2015 consisted primarily of $12.8 million in proceeds from the exercise of stock options and $3.8 million in excess tax benefits from stock-based compensation, offset by $8.8 million in common stock repurchases and $5.9 million in payments on capital leases and tax payments related to shares withheld for vested RSUs.
Off Balance Sheet Arrangements
As of September 30, 2016, we had no off-balance sheet arrangements and operating leases were the only financing arrangements not reported on our condensed consolidated financial statements.

Contractual Obligations
At September 30, 2016, our contractual payment obligations are as follows:

	Payment due by period (as of September 30, 2016)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Capital lease obligations	$1,602	$897	$705	$—	$—
Operating lease obligations	95,525	1,275	16,301	21,527	56,422
Purchase obligations	11,280	5,168	5,951	161
Total	$108,407	$7,340	$22,957	$21,688	$56,422
Purchase obligations are associated with agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum services to be used; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations include noncancelable contractual obligations for the purchase of goods and services, licenses of third-party software, sponsorships, and construction commitments. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.
ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We believe that there have been no significant changes in our market risk exposures for the three and nine months ended September 30, 2016, as compared with those discussed in our 2015 Form 10-K.
ITEM 4—CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
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
Mortgage lending volume was significantly higher in 2015 and in the first three quarters of 2016 than in 2014, but may decrease during the remainder of 2016 and future years, which could materially adversely affect our business.
Mortgage lending volume was higher for the first three quarters of 2016 than it was in 2015 and was also higher in 2015 than it was in 2014, but may decrease during the fourth quarter of 2016 and future years, which could materially adversely affect our business. Factors that adversely impact mortgage lending volumes include increasing mortgage interest rates, reduced consumer and investor demand for mortgages, more stringent underwriting guidelines, decreased liquidity in the secondary mortgage market, high levels of unemployment, high levels of consumer debt, lower consumer confidence, changes in tax and other regulatory policies, the number of existing mortgages eligible for refinancing, and other macroeconomic factors.
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
We currently estimate that approximately 35% to 45% of our revenues have some direct sensitivity to volume. A decrease in residential mortgage volumes could materially adversely affect our business and operating results. Furthermore, a significant decrease in mortgage volume could negatively impact our customers, resulting in a reduction of their Encompass users, consolidation with other lenders or cessation of operations. If any of these occurs, it could materially adversely affect our business and operating results.
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
We have experienced, and are continuing to experience, a period of rapid growth in our customers, headcount, and operations. In particular, we grew from approximately 270 employees as of December 31, 2011 to approximately 1,024 employees as of September 30, 2016, and have also significantly increased the number of customers and active users of Encompass. We anticipate that we will significantly expand our operations and headcount in the near term, and will continue to expand our customer base. This growth has placed, and future growth will place, a significant strain on our management, general and administrative resources, and operational infrastructure.
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
Changes to existing laws or regulations or adoption of new laws or regulations relating to the residential mortgage industry may require us to incur significant costs to update our products and services so that our customers remain compliant with such laws and regulation. Our Encompass Compliance Service analyzes mortgage loan data for compliance with consumer protection laws and institutionally mandated compliance policies and must continually be updated to incorporate changes to such laws and policies. The Dodd-Frank Act has caused and will continue to cause us to make similar updates to Encompass, Encompass Product and Pricing Service, Encompass Docs Solution, TQL, and the Ellie Mae Network to address, among other things, regulations that protect consumers against unfair, deceptive, and abusive practices by lenders. For example, additional tools and product updates were required to address the Ability-to-Repay/Qualified Mortgage and Federal and State High Cost rules that became effective in January 2014. In addition, we have updated certain products to comply with the TILA-RESPA Integrated Disclosure rule changes and the 2013 Loan Originator Rule under the Truth in Lending Act (Regulation Z) (TILA-RESPA Amendments) that became effective October 3, 2015. The final rule amending Regulation C to implement amendments to the Home Mortgage Disclosure Act made by section 1094 of the Dodd-Frank Act was published on October 15, 2015. It contained various effective compliance dates, starting with January 1, 2017 through May 30, 2020. The final "Qualified Residential Mortgage" rule which implements the risk retention requirements in the Dodd-Frank Act became effective on December 24, 2015. On August 23, 2016 Fannie Mae and Freddie Mac published the first material updates to the Uniform Residential Loan Application (URLA) in more than 20 years which will become effective in 2018. These additions and updates have caused us to incur significant expense, and future updates will likely similarly cause us to incur significant expense. In addition, if our products and services fail to address relevant laws and regulations, we could be subject to claims by our customers that we have breached our customer contracts as well as potential claims by borrowers or government agencies. Such claims could result in substantial costs and we could incur judgments or enter into settlements of claims that could have a material adverse effect on our business and operating results. Furthermore, if our products and services fail to address relevant laws and regulations this could result in negative publicity, damage to our reputation and brand, hinder our ability to enroll new customers and cause us to lose current customers, all of which could substantially harm our business and operating results.
Potential structural changes in the U.S. residential mortgage industry, in particular plans to diminish the role of Fannie Mae and Freddie Mac, could disrupt the residential mortgage market and have a material adverse effect on our business.
Fannie Mae and Freddie Mac play a very important role in providing liquidity, stability, and affordability in the current U.S. residential mortgage market. In particular, they participate in the secondary mortgage market by purchasing mortgage loans and mortgage-related securities for investment and by issuing guaranteed mortgage-related securities. Since 2011, there have been numerous proposals made by the Obama Administration and proposed legislation within the U.S. Senate and U.S. House of Representatives which would wind down or recapitalize Fannie Mae and Freddie Mac and/or eliminate or reduce the government’s role in the housing market. The passage of any of these bills into law or any significant structural change to the U.S. residential mortgage industry may cause significant disruption to the residential mortgage market. If we are unable to react effectively and quickly to changes in the residential mortgage industry, our business could be harmed.

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
Our board of directors previously approved a stock repurchase program under which we are authorized to repurchase up to $75.0 million of our common stock over a 36-month period ending in May 2017, $43.5 million of which remains available as of September 30, 2016. Such stock repurchases may be limited, suspended, or terminated at any time without prior notice. There can be no assurance that we will repurchase additional shares of our common stock under our stock repurchase program or that any future repurchases will have a positive impact on the trading price of our common stock or earnings per share. Important factors that could cause us to limit, suspend or terminate our stock repurchase program include, among others, unfavorable market conditions, the trading price of our common stock, the nature of other investment or strategic opportunities presented to us from time to time, the rate of dilution of our equity compensation programs, the availability of adequate funds, and our ability to make appropriate, timely, and beneficial decisions as to when, how, and whether to purchase shares under the stock repurchase program. If we limit, suspend or terminate our stock repurchase program, our stock price may be negatively affected.
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

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as the term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of our common stock during the three months ended September 30, 2016:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number	Approximate
			of Shares	Dollar Value or
	Total		Purchased as	Shares that May
	Number of	Average	Part of Publicly	Yet be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs (1)
July 1, 2016 to July 31, 2016	—	$—	—	$43,469,986
August 1, 2016 to August 31, 2016	—	$—	—	$43,469,986
September 1, 2016 to September 30, 2016	—	$—	—	$43,469,986
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

1.1(1)
Underwriting Agreement, dated as of August 3, 2016, by and among Ellie Mae, Inc. and J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC and Barclays Capital Inc., as representatives of the several underwriters named in Schedule 1 thereto.

4.1(2)	Form of Indenture.

10.1#	Offer Letter, dated as of May 18, 2016, by and between Ellie Mae, Inc. and Melanie Scott (Simpson).

10.2	Second Amendment to Lease, dated as of July 21, 2016, by and between Ellie Mae, Inc. and SFI Pleasanton, LLC.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_________________

(1)	Previously filed as exhibit 1.1 to the Registrant’s Current Report on Form 8-K, filed on August 9, 2016, and incorporated herein by reference.

(2)	Previously filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3ASR, filed on August 1, 2016, and incorporated herein by reference.

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

ELLIE MAE, INC.

Date:	November 1, 2016	By:	/s/ Edgar A. Luce
Edgar A. Luce
Executive Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized signatory)