Form 10-Q
period 2017-03-31
ELLIE MAE INC
filed 2017-05-02
CIK 1122388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
_____________________________
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “small reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:
As of April 26, 2017:

Class	Number of Shares
Common Stock, $0.0001 par value	34,069,253

PART I—FINANCIAL INFORMATION
ITEM 1—CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Ellie Mae, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share amounts)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$334,926	$380,907
Short-term investments	58,809	41,841
Accounts receivable, net of allowance for doubtful accounts of $45 and $45 as of March 31, 2017 and December 31, 2016, respectively	39,870	39,358
Prepaid expenses and other current assets	16,182	15,209
Total current assets	449,787	477,315
Property and equipment, net	141,716	126,297
Long-term investments	54,241	45,931
Intangible assets, net	16,211	17,289
Deposits and other assets	23,855	10,138
Goodwill	74,547	74,547
Total assets	$760,357	$751,517
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$16,843	$15,942
Accrued and other current liabilities	19,859	39,809
Deferred revenue	19,811	23,126
Total current liabilities	56,513	78,877
Leases payable, net of current portion	55	85
Other long-term liabilities	12,502	17,647
Total liabilities	69,070	96,609
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, $0.0001 par value per share; 140,000,000 authorized shares, 34,063,216 and 33,685,649 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	3	3
Additional paid-in capital	624,275	612,098
Accumulated other comprehensive loss	(161)	(219)
Retained earnings	67,170	43,026
Total stockholders' equity	691,287	654,908
Total liabilities and stockholders' equity	$760,357	$751,517

See accompanying notes to these condensed consolidated financial statements (unaudited).

Ellie Mae, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months ended March 31,
	2017	2016
Revenues	$93,002	$73,625
Cost of revenues	34,768	26,631
Gross profit	58,234	46,994
Operating expenses:
Sales and marketing	19,380	15,287
Research and development	17,407	12,453
General and administrative	16,942	15,731
Total operating expenses	53,729	43,471
Income from operations	4,505	3,523
Other income, net	501	199
Income before income taxes	5,006	3,722
Income tax provision (benefit)	(4,593)	1,216
Net income	$9,599	$2,506
Net income per share of common stock:
Basic	$0.28	$0.09
Diluted	$0.27	$0.08
Weighted average common shares used in computing net income per share of common stock:
Basic	33,702,109	29,471,214
Diluted	35,609,459	31,080,314

Net income	$9,599	$2,506
Other comprehensive income, net of taxes:
Unrealized gain on investments	58	328
Comprehensive income	$9,657	$2,834

See accompanying notes to these condensed consolidated financial statements (unaudited).

Ellie Mae, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,599	$2,506
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,339	3,954
Amortization of intangible assets	1,078	1,457
Stock-based compensation expense	7,851	6,690
Deferred income taxes	(4,647)	1,172
Loss on disposal of property and equipment	—	5
Amortization (accretion) of investments	(164)	239
Changes in operating assets and liabilities:
Accounts receivable, net	(511)	(10,906)
Prepaid expenses and other current assets	(973)	(1,598)
Deposits and other assets	(89)	(1,565)
Accounts payable	1,860	625
Accrued, other current and other liabilities	(19,442)	(13,817)
Deferred revenue	(3,323)	1,178
Net cash used in operating activities	(1,422)	(10,060)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(11,327)	(13,298)
Acquisition of internal-use software	(11,439)	(7,112)
Purchases of investments	(38,907)	(18,971)
Maturities of investments	13,851	18,094
Sale of investments	—	20,000
Net cash used in investing activities	(47,822)	(1,287)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capital lease obligations	(111)	(868)
Proceeds from issuance of common stock under employee stock plans	7,283	6,719
Payment of issuance costs relating to common stock issued in public offering	(15)	—
Tax payments related to shares withheld for vested restricted stock units	(3,894)	(360)
Net cash provided by financing activities	3,263	5,491
NET DECREASE IN CASH AND CASH EQUIVALENTS	(45,981)	(5,856)
CASH AND CASH EQUIVALENTS, Beginning of period	380,907	34,396
CASH AND CASH EQUIVALENTS, End of period	$334,926	$28,540
Supplemental disclosure of cash flow information:
Cash paid for interest	$305	$79
Cash paid for income taxes	$63	$97
Supplemental disclosure of non-cash investing and financing activities:
Fixed asset purchases accrued but not paid	$5,001	$2,036
Stock-based compensation capitalized to property and equipment	$937	$488

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
NOTE 2—Basis of Presentation and Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on February 22, 2017 (“2016 Form 10-K”).
The condensed consolidated balance sheet as of December 31, 2016, included herein, was derived from the audited financial statements as of that date but does not include all disclosures, including notes required by U.S. GAAP.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial positions, results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year 2017 or any future period.
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
Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements in its 2016 Form 10-K. There have been no significant changes to these policies during the three months ended March 31, 2017 except in relation to our adoption of ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Shared-Based Payment Accounting (“ASU 2016-09”) on January 1, 2017 where the Company now records excess tax benefits and tax deficiencies as income tax benefit or expense when stock awards vest or settle and the Company no longer classify the cash flow from excess tax benefits as a reduction from operating cash flows.
Comprehensive Income
Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income, specifically unrealized gains on marketable securities. Except for net realized gain on investments, which was not significant, there were no reclassifications out of accumulated other comprehensive income that affected net income during the three months ended March 31, 2017 and 2016.

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This standard also requires significantly expanded disclosures about revenue recognition. The effective date for public entities is fiscal years beginning after December 15, 2017 and early adoption is allowed. The Company will adopt the new standard as of January 1, 2018. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method).
The Company is evaluating the impact of the new standard on its accounting policies, processes, and systems, including impacts from guidance issued by the FASB Transition Resource Group as part of their November 2016 meeting. The Company has assigned internal resources, engaged a third party service provider, and has a project plan to finalize the evaluation and complete the implementation.
The Company has preliminarily identified potential impacts to the timing of revenue recognition for certain revenue streams due to the removal of the current limitation on contingent revenue. The Company expects an impact to certain revenue streams due to the removal of the current limitation on contingent revenue, which may affect the timing of revenues being recognized for certain contracts. The Company has also preliminarily identified potential impacts to the costs to obtain contracts, which is primarily comprised of sales commissions and the related fringe benefits associated with non-cancelable contracts. The Company expects to capitalize certain costs that are expensed under the current standard and the Company expects an increase in the amortization period over which the capitalized costs will be recognized.
The Company is evaluating the adoption method based on various factors including the significance of the impact of the new standard on the Company’s financial results and system capabilities. This evaluation is in process, and the adoption method has not been determined.
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
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). This standard clarifies the definition of a business and is intended to help companies evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The standard is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted under certain circumstances. The standard should be applied prospectively as of the beginning of the period of adoption. The Company is currently evaluating early adoption of this standard, which could potentially impact the characterization of future transactions as either assets or businesses.
New Standards Adopted
In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Shared-Based Payment Accounting (“ASU 2016-09”), which simplifies and makes several modifications to Topic 718 related to the accounting for share-based payment transactions. The standard requires companies to record excess tax benefits and tax deficiencies as income tax benefit or expense in the income statement when stock awards vest or are settled. This change is required to be applied prospectively. The standard also allows the employer tax withholding on share-based compensation to increase (up to the employee’s maximum statutory rates) without triggering liability accounting and provides an accounting policy election to allow the recognition of forfeitures when they are incurred. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, and early adoption is permitted. The Company has adopted the standard as of January 1, 2017. Upon adoption, the Company recognized the previously unrecognized excess tax benefits using the modified retrospective transition method, which resulted in a cumulative-effect adjustment of $14.5 million to retained earnings as of the beginning of the period. The Company has elected to continue estimating forfeitures and has also elected to apply the change in presentation to the statements of cash flows retrospectively. As a result, the Company no longer classifies the excess tax benefits from employee stock plans as a reduction from operating cash flows. There were no excess tax benefits for the three months ended March 31, 2016.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). The standard eliminates Step 2 from the goodwill impairment test, which requires a hypothetical purchase price allocation. The Company will continue to have the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The standard is effective for interim and annual periods beginning after December 15, 2019 and early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The standard should be applied on a prospective basis. The Company has elected to early adopt the standard on January 1, 2017. The adoption did not have an impact to the Company’s consolidated financial statements.
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
The components of net income per share of common stock were as follows:

	Three Months ended March 31,
	2017	2016
	(in thousands, except share and per share amounts)
Net income	$9,599	$2,506
Basic shares:
Weighted average common shares outstanding	33,702,109	29,471,214
Diluted shares:
Weighted average shares used to compute basic net income per share	33,702,109	29,471,214
Effect of potentially dilutive securities:
Employee stock options, RSUs, performance-vesting RSUs, Performance Awards and ESPP shares	1,907,350	1,609,100
Weighted average shares used to compute diluted net income per share	35,609,459	31,080,314
Net income per share:
Basic	$0.28	$0.09
Diluted	$0.27	$0.08
The following potential weighted average common shares were excluded from the computation of diluted net income per share, as their effect would have been anti-dilutive:

	Three Months ended March 31,
	2017	2016
Employee stock options and awards	72,916	224,366
Performance-vesting RSUs and Performance Awards are included in the diluted shares outstanding for each period if the established performance criteria have been met at the end of the respective periods. However, if none of the required performance criteria have been met for such awards, the Company includes the number of shares that would be issuable if the end of the reporting period were the end of the contingency period. Accordingly, in addition to the employee stock options and awards noted above, 71,939 and 13,776 shares underlying performance-vesting RSUs and Performance Awards were excluded from the dilutive shares outstanding for each of the three months ended March 31, 2017 and 2016, respectively.
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
The following tables set forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis:

	March 31, 2017			December 31, 2016
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(in thousands)			(in thousands)
Cash equivalents:
Money market funds	$1,679	$—	$1,679	$2,733	$—	$2,733
Corporate notes and obligations	—	5,118	5,118	—	—	—
U.S. government and government agency obligations	—	42,372	42,372	151,660	149,976	301,636

Investments:
Certificates of deposit	—	10,925	10,925	—	12,088	12,088
Corporate notes and obligations	—	30,690	30,690	—	28,892	28,892
Municipal obligations	—	11,841	11,841	—	11,361	11,361
U.S. government and government agency obligations	2,017	57,577	59,594	4,579	30,852	35,431
	$3,696	$158,523	$162,219	$158,972	$233,169	$392,141
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
At March 31, 2017 and December 31, 2016, the Company did not have any assets or liabilities that were valued using Level 3 inputs. For the three months ended March 31, 2017 and 2016, there were no transfers of financial instruments between the levels.
For the three months ended March 31, 2017 and 2016, the Company recognized interest income from financial instruments of $0.5 million and $0.2 million, respectively. Gross realized gains and losses from the sale of investments were not significant during the three months ended March 31, 2017 and 2016.

The carrying amounts, gross unrealized gains and losses and estimated fair value of cash and cash equivalents and both short-term and long-term investments consisted of the following:

	March 31, 2017				December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying or Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying or Fair Value
	(in thousands)				(in thousands)
Cash and cash equivalents:
Cash	$286,002	$—	$—	$286,002	$76,538	$—	$—	$76,538
Money market funds	1,434	—	—	1,434	2,733	—	—	2,733
Corporate notes and obligations	5,118	—	—	5,118	—	—	—	—
U.S. government and government agency obligations	42,372	2	(2)	42,372	301,631	8	(3)	301,636
	$334,926	$2	$(2)	$334,926	$380,902	$8	$(3)	$380,907
Investments:
Corporate notes and obligations	$30,756	$4	$(70)	$30,690	$28,978	$1	$(87)	$28,892
Certificates of deposit	10,923	4	(2)	10,925	12,094	13	(19)	12,088
Municipal obligations	11,850	10	(19)	11,841	11,422	1	(62)	11,361
U.S. government and government agency obligations	59,682	4	(92)	59,594	35,502	8	(79)	35,431
	$113,211	$22	$(183)	$113,050	$87,996	$23	$(247)	$87,772
The following table shows the gross unrealized losses and the related fair values of the Company’s investments that have been in a continuous unrealized loss position. The Company did not identify any investments as other-than-temporarily impaired at March 31, 2017 or December 31, 2016.

	March 31, 2017
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Corporate notes and obligations	$26,977	$(68)	$679	$(3)	$27,656	$(71)
Certificates of deposit	4,378	(2)	—	—	4,378	(2)
U.S. government, government agency, and municipal obligations	60,983	(112)	585	—	61,568	(112)
	$92,338	$(182)	$1,264	$(3)	$93,602	$(185)

	December 31, 2016
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Corporate notes and obligations	$26,076	$(87)	$—	$—	$26,076	$(87)
Certificates of deposit	5,651	(19)	—	—	5,651	(19)
U.S. government, government agency, and municipal obligations	180,138	(144)	385	—	180,523	(144)
	$211,865	$(250)	$385	$—	$212,250	$(250)

The following table summarizes the maturities of the Company’s investments at March 31, 2017:

Carrying or Fair Value
(in thousands)
Remainder of 2017	$43,644
2018	45,753
2019	22,728
2020	925
Total	$113,050
Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.
NOTE 5—Balance Sheet Components
Property and Equipment
Property and equipment, net, consisted of the following:

	March 31,	December 31,
	2017	2016
	(in thousands)
Computer equipment and software(1)	$128,672	$116,602
Furniture and fixtures	7,122	6,838
Leasehold improvements	18,532	18,532
Property and equipment	154,326	141,972
Accumulated depreciation and amortization(1)	(56,331)	(48,991)
Net property and equipment	97,995	92,981
Internal-use software and other assets not placed in service	43,721	33,316
	$141,716	$126,297
________________
(1) Includes computer equipment and software under capital leases
Computer equipment and software under capital leases, net, consisted of the following:

	March 31,	December 31,
	2017	2016
	(in thousands)
Computer equipment	$8,715	$8,715
Software	1,517	1,517
Accumulated amortization	(7,281)	(6,522)
Net computer equipment and software under capital leases	$2,951	$3,710
Depreciation expense for the three months ended March 31, 2017 and 2016 was $7.3 million and $4.0 million, respectively. Amortization of assets under capital leases which is included in depreciation expense for the three months ended March 31, 2017 and 2016 was $0.8 million and $0.8 million, respectively.

Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	March 31,	December 31,
	2017	2016
	(in thousands)
Accrued payroll and related expenses	$13,204	$31,848
Accrued commissions	1,165	1,832
Accrued royalties	1,649	1,395
Sales and other taxes	1,041	2,327
Current portion of leases payable	538	619
Other accrued expenses	2,262	1,788
	$19,859	$39,809

NOTE 6— Goodwill and Intangible Assets
The carrying value of goodwill at March 31, 2017 was $74.5 million. There were no changes in the carrying value of goodwill during the three months ended March 31, 2017.
Intangible assets, net, consisted of the following:

	March 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Weighted Average Remaining Useful Life
	(in thousands)			(in years)
Assets subject to amortization:
Developed technology	$11,535	$(8,516)	$3,019	2.5
Trade names	331	(331)	—	0.0
Customer relationships	19,400	(10,484)	8,916	3.8
Order backlog	370	(133)	237	2.6
Total assets subject to amortization:	31,636	(19,464)	12,172	3.4
Assets not subject to amortization:
Trade name	4,039	—	4,039
	$35,675	$(19,464)	$16,211

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Weighted Average Remaining Useful Life
	(in thousands)			(in years)
Assets subject to amortization:
Developed technology	$11,535	$(8,183)	$3,352	2.7
Trade names	331	(331)	—	0.0
Customer relationships	19,400	(9,762)	9,638	4.0
Order backlog	370	(110)	260	2.8
Total assets subject to amortization:	31,636	(18,386)	13,250	3.6
Assets not subject to amortization:
Trade name	4,039	—	4,039
	$35,675	$(18,386)	$17,289
Amortization expense associated with intangible assets for the three months ended March 31, 2017 and 2016 was $1.1 million and $1.5 million, respectively.
Future amortization expense for intangible assets at March 31, 2017 was as follows:

Amortization
(in thousands)
Remainder of 2017	$3,216
2018	3,443
2019	3,166
2020	1,778
2021	314
2022	255
$12,172

NOTE 7—Income Taxes
The Company computes its interim provision for income taxes by applying the estimated annual effective tax rate to the year-to-date income from recurring operations and adjusts the provision for discrete tax items recorded in the period. The Company evaluates and updates its estimated annual effective income tax rate on a quarterly basis. The estimated annual effective tax rate as of March 31, 2017 and 2016 was 36.8% and 37.9%, respectively.

	Three Months ended March 31,
	2017	2016
	(dollars in thousands)
Income tax provision (benefit)	$(4,593)	$1,216
Effective tax rate(1)	(91.7)%	32.7%
________________
(1) Adoption of ASU 2016-09 resulted in a favorable ETR impact of 129.3% in the first quarter of 2017.
The difference between the federal statutory rate of 35% and the Company’s estimated effective tax rate for the three months ended March 31, 2017 was primarily due to the accounting method change adopted for 2017 to include the benefit of excess stock award deductions in tax expense as well as non-deductible stock-based compensation expenses, and R&D credits.
As described in Note 2 “Basis of Presentation and Significant Accounting Policies”, the Company adopted ASU 2016-09 on January 1, 2017, which requires the excess tax benefits or deficiencies to be reflected in the Consolidated Statements of Comprehensive Income as a component of the provision for income taxes, which were previously recognized in equity. Total excess tax benefits recognized for the three months ended March 31, 2017 was $6.5 million.
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
The Company has a policy to classify accrued interest and penalties associated with uncertain tax positions together with the related liability in the balance sheet, and to include the expenses incurred related to such accruals in the provision for income taxes. There were no interest or penalties included in the provision for income taxes during the three months ended March 31, 2017 and 2016, respectively.
The U.S. Internal Revenue Service has completed the examination of the 2013 tax year and there was no effect on income tax expense.
NOTE 8—Commitments and Contingencies
Leases
As of March 31, 2017, the Company leased eight facilities under operating lease arrangements. The lease expiration dates range from August 2017 to December 2025. Certain leases contain escalation clauses calling for increased rents. The Company recognizes rent expense on a straight-line basis over the lease period and has recorded deferred rent for the difference between rent payments and rent expense recognized.

Future minimum lease payments under non-cancelable operating and capital leases at March 31, 2017 consisted of the following:

	Capital Leases	Operating Leases
	(in thousands)
Remainder of 2017	$516	$4,908
2018	87	10,122
2019	—	10,682
2020	—	10,839
2021	—	10,976
2022	—	45,483
Total minimum lease payments	603	$93,010
Less amount representing interest	(10)
Present value of minimum lease payments	593
Less current portion	(538)
Long-term portion of lease obligations	$55
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
Total stock-based compensation expense recognized consisted of:

	Three Months ended March 31,
	2017	2016
	(in thousands)
Cost of revenues	$1,444	$970
Sales and marketing	1,176	878
Research and development	1,861	1,504
General and administrative	3,370	3,338
	$7,851	$6,690

2009 Stock Option and Incentive Plan and 2011 Equity Incentive Award Plan
Stock Options
The following table summarizes the Company’s stock option activity under the 2009 Plan and 2011 Plan:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at January 1, 2017	1,885,332	$26.21	6.34	$108,356
Granted	6,601	94.66
Exercised	(141,979)	21.19
Forfeited or expired	(4,399)	40.66
Outstanding at March 31, 2017	1,745,555	$26.84	6.16	$128,181
Ending vested and expected to vest at March 31, 2017	1,731,290	$26.69	6.14	$127,395
Exercisable at March 31, 2017	1,351,100	$22.48	5.73	$105,102
Stock options granted during the three months ended March 31, 2017 were made under the 2011 Plan. There were no grants under the 2009 Plan during the three months ended March 31, 2017.
The aggregate intrinsic value of the stock options outstanding at March 31, 2017 represents the value of the Company’s closing stock price of $100.27 on March 31, 2017 in excess of the exercise price multiplied by the number of options outstanding for options that were in-the-money. Options outstanding that are expected to vest are net of estimated future option forfeitures.
As of March 31, 2017, total unrecognized stock-based compensation expense related to unvested stock options, adjusted for estimated forfeitures, was $7.4 million and is expected to be recognized over a weighted average period of 1.6 years.
Restricted Stock Units, Performance-Vesting Restricted Stock Units, and Performance Awards
The following table summarizes the Company’s RSU, Performance Award and performance-vesting RSU activity:

	RSUs		Performance Awards and Performance-Vesting RSUs
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Outstanding at January 1, 2017	1,025,115	$64.47	407,650	$46.77
Granted	89,356	94.66	61,806	94.66
Released	(55,799)	49.20	(145,651)	39.53
Forfeited or expired	(19,103)	70.10	—	—
Outstanding at March 31, 2017	1,039,569	$67.78	323,805	$59.17
Ending vested and expected to vest at March 31, 2017	939,912		323,805
RSUs, performance-vesting RSUs and Performance Awards that are expected to vest are presented net of estimated future forfeitures. RSUs released during the three months ended March 31, 2017 and 2016 had an aggregate intrinsic value of $5.3 million and $2.6 million, respectively, and had an aggregate grant-date fair value of $2.7 million and $1.1 million, respectively. Performance-vesting RSUs and Performance Awards released during the three months ended March 31, 2017 and 2016 had an aggregate intrinsic value of $13.7 million and $9.3 million, respectively, and had an aggregate grant-date fair value of $5.8 million and $3.5 million, respectively. The number of RSUs released includes shares that the Company withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.
As of March 31, 2017, total unrecognized compensation expense related to unvested RSUs, performance-vesting RSUs and Performance Awards was $60.6 million and is expected to be recognized over a weighted average period of 2.4 years.

Employee Stock Purchase Plan
For the three months ended March 31, 2017 and 2016, employees purchased 52,619 shares and 47,819 shares, respectively, under the ESPP for a total of $4.3 million and $2.9 million, respectively. As of March 31, 2017, unrecognized compensation expense related to the current semi-annual ESPP offering period, which ends on August 31, 2017, was $1.3 million and is expected to be recognized over five months.
Valuation Information
The fair value of stock options and stock purchase rights granted under the 2009 Plan, the 2011 Plan, and the ESPP were estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	Three Months ended March 31,
	2017	2016
Stock option plans:
Risk-free interest rate	2.04%	1.38%
Expected life of options (in years)	6.08	6.08
Expected dividend yield	—%	—%
Volatility	48%	47%
Employee Stock Purchase Plan:
Risk-free interest rate	0.69%	0.36%
Expected life of options (in years)	0.50	0.50
Expected dividend yield	—%	—%
Volatility	35%	46%
Common Stock
The following numbers of shares of common stock were reserved and available for future issuance at March 31, 2017:

Reserved Shares
Options and awards outstanding under stock option plans	3,108,929
Shares available for future grant under the 2011 Plan	5,433,273
Shares available under the ESPP	1,683,080
Total	10,225,282
In February 2017, 336,856 additional shares were reserved under the ESPP and 1,684,282 additional shares were reserved under the 2011 Plan, pursuant to the automatic increase provisions in each plan.
Stock Repurchase Program
In May 2014, the Company’s board of directors approved a stock repurchase program under which the Company is authorized to repurchase up to $75.0 million of its common stock, which expires in May 2017. All shares are retired upon repurchase. The Company did not repurchase any shares during the three months ended March 31, 2017. As of March 31, 2017, $42.8 million remained available for future repurchases under the program.
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

The Company is organized primarily on the basis of service lines. Supplemental disclosure of revenues by type is as follows:

	Three Months ended March 31,
	2017	2016
	(in thousands)
On-demand revenues	$93,002	$73,099
On-premise revenues	—	526
	$93,002	$73,625
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
On-premise revenue is generated from maintenance services, sales of customer-hosted Encompass software licenses, and related professional services. As of June 30, 2016, the Company completed the migration to its on-demand Encompass offering, and the Company does not expect to generate on-premise revenues in the future.
ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial performance, future revenues, future profitability, future products and services, projected costs, expectations regarding demand and acceptance of our products and services, growth opportunities, our reputation, future economic conditions, trends in the market in which we operate, the plans and objectives of management and the statements set forth in this Item 2 and the section captioned “Risk Factors” in this report.
Forward-looking statements may include words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or other wording indicating future results or expectations. Forward-looking statements are subject to risks and uncertainties, and actual events or results may differ materially. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those described in the forward-looking statements, including, without limitation:

•	outages and other system interruptions in our Encompass software, the Ellie Mae Network service or our other services and any related impact on our reputation;

•	fluctuations in mortgage lending volume;

•	the volume of mortgages originated by our Encompass users;

•	the impact of changes in mortgage interest rates;

•	changes in mortgage originator, lender, investor or service provider behavior and any related impact on the residential mortgage industry;

•	our ability to accurately forecast revenues and appropriately plan our expenses;

•	the number of Encompass users, including contracted Encompass users;

•	the effectiveness of our marketing and sales efforts to attract new and retain existing Encompass users and Ellie Mae Network participants;

•	transaction volume on the Ellie Mae Network;

•	the level of demand for our Encompass Docs Solution, our Encompass Product & Pricing Service, our Encompass Compliance Service, our Encompass CRM service and the other services we offer;

•	our ability to keep secure the confidential information of the customers of the users of our software and services;

•	our ability to enhance the features and functionality of our software and services, including the development and successful deployment of our next generation Encompass platform;

•	the timing of the introduction and acceptance of new software and services;

•	changes in government regulation affecting mortgage lenders and Ellie Mae Network participants or our business, and potential structural changes in the U.S. residential mortgage industry;

•	customer retention, renewal and upgrade rates;

•	the increased time, cost and complexity that may be required to successfully target larger customers;

•	our ability to scale our operations and increase productivity to support our existing and growing customer base;

•	our ability to successfully manage our growth and any future acquisitions of businesses, solutions or technologies;

•	the risk that the anticipated benefits and growth prospects expected from our recent acquisitions may not be fully realized or may take longer to realize than expected;

•	the timing of future acquisitions of businesses, solutions or technologies and new product launches;

•	the impact of uncertain domestic and worldwide economic conditions, including the resulting effect on residential mortgage volumes;

•	the attraction and retention of qualified employees and key personnel;

•	our ability to compete effectively in a highly competitive market and adapt to technological changes;

•	our ability to protect our intellectual property, including our proprietary Encompass software;

•	costs associated with defending intellectual property infringement and other claims; our ability to maintain effective internal controls;

•	the risk of natural and man-made catastrophic interruptions to our business; and

•	the risks set forth in the section captioned “Risk Factors” in this report.
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
The Ellie Mae Network electronically connects approximately 172,000 mortgage professionals using Encompass to the broad array of mortgage lenders, investors, and third-party service providers integral to the origination and funding of residential mortgages. During the mortgage origination process, mortgage originators may order various services through the Ellie Mae Network, including credit reports; product eligibility and pricing services; automated underwriting services; appraisals; title reports; insurance; flood certifications and flood insurance; compliance reviews; fraud detection; document preparation; and verification of income, identity, and employment. Mortgage originators can also initiate secure data transmission to and from lenders and investors.
On-demand revenues are generated primarily from subscriptions to software we host that customers access through the Internet, including customers who pay fees based on the number of loans they close, or success basis, subject to monthly base fees, which we refer to as Success Based Pricing, and related professional services such as consulting, implementation, and training services. On-demand revenues also include software related services that are sold on a transactional basis; Ellie Mae Network transaction fees paid by service providers, lenders, investors, and certain government-sponsored entities participating on the Ellie Mae Network; education and training; and loan product and guideline data and analytics services that are provided under the AllRegs brand. On-premise revenues are generated from customer-hosted software licenses and related professional services and maintenance services. As of June 30, 2016, we completed the migration of customers to our on-demand Encompass offering, and we do not expect to generate on-premise revenues in the future.

Our on-demand revenues typically, but not always, track the seasonality of the residential mortgage industry, with increased activity in the second and third quarters and reduced activity in the first and fourth quarters as home buyers tend to purchase their homes during the spring and summer in order to move to a new home before the start of the school year. Mortgage volumes are also impacted by other factors such as interest rate fluctuations, home sale activity, regulatory changes such as the TILA-RESPA Integrated Disclosure rule which became effective in October 2015, and general economic conditions, which can lead to departures from the typical seasonal pattern. For example, increases in mortgage interest rates could reduce the volume of new mortgages originated and, in particular, the volume of mortgage refinancings. Specifically, recent increases in interest rates may decrease the volume of mortgage refinancings in 2017. We currently estimate that approximately 30% to 40% of our revenues have some direct sensitivity to volume. The base fee portion of success based revenues, subscription revenues, and professional services revenues, are generally not affected by fluctuations in mortgage origination volume.
We are investing aggressively in initiatives that we believe will help us continue to grow our business, improve our products and services, and strengthen our competitive advantage while bringing sustainable long-term value to our customers. During 2016 and the first quarter of 2017, we increased our investment in research and development, technology infrastructure, and data security to support our user additions, increased volumes of customer data and to maintain the confidentiality of our customers’ data. We have also invested in our sales and client services capabilities to continue to increase sales of our products and to assist our customers in implementing our solutions. These investments include expanding our talent across the organization by hiring additional personnel. To continue to support customers as we grow our business and further differentiate ourselves, we intend to invest in key areas such as research and development, enterprise sales, services, technical support, data security, and data center infrastructure. This includes the rollout of our Connect solutions in the first half of 2017, the development of our hybrid cloud infrastructure to accommodate new users, and our next generation Encompass platform, which we expect to incrementally introduce over the coming quarters in 2018. The costs associated with these investments resulted in a flat gross margin percentage and increased operating expenses in the first quarter of 2017 as compared to the same period in 2016. We expect that our cost of revenues will continue to increase in absolute dollars as our revenues increase, as we make additional and accelerated investments to bolster our infrastructure and enhance our system capacity, reliability, and data security, as we place new internal-use software into service, as we pursue additional strategic acquisitions, and as we continue to hire personnel in our implementation and customer support departments to support new customers and provide new services. As we continue to invest in these areas, such expenditures may affect our ability to improve our margins as we grow revenue.
In addition to our internal initiatives, our business strategy has evolved to address recent industry trends, including:

•	greater focus on operational efficiencies;

•	customers adopting multi-channel strategies;

•	changes in regulation affecting lenders and investors;

•	increased quality standards imposed by regulators, lenders, and investors; and

•	greater focus by customers and regulators on data security and consumer privacy.
We are responding to these trends as follows:
Greater focus on operational efficiencies. The average total production cost per loan was $7,562 in the fourth quarter of 20161. We expect operational costs to continue to be a significant consideration for mortgage originators due to the continuously changing regulatory environment and heightened quality standards. By automating many of the functions of mortgage origination, we enable our users to comply with regulations and process quality loans more efficiently and effectively. This reduces the cost of originating a loan and lowers the risk of buy-back demands from investors resulting from poorly originated or documented loans or loans that fail to comply with applicable regulations. We continually address the changing needs of our customers by developing and enhancing tools to allow for simplified regulatory compliance, increased availability of information, and enhanced system functionality and performance.
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

________________

1	Mortgage Bankers Association, Independent Mortgage Bank Volumes Decrease, Production Profits Drop in 4th Quarter 2016, March 21, 2017.

Customers adopting multi-channel strategies. Customers are developing multi-channel strategies beyond a single retail, correspondent or wholesale mortgage lending channel in order to grow their businesses. The requirements of these different channels vary and in order to maintain a single operating system, customers must use a robust system with customizable functionality. Encompass includes support for multi-channel workflows, allowing our customers to drive efficiencies and boost productivity by creating distinct workflows for each channel that map to our customers’ business needs. Encompass users can customize workflows based on channel, loan purpose or specific loan criteria - all of which can vary between lending channels. With the introduction of Encompass TPO Connect, Encompass users will be able to utilize a customizable and interactive web experience for wholesale and correspondent lending channels, which gives lenders and investors a modern and collaborative web experience for their third-party origination, or TPO, partners that promotes compliance, data integrity, and easy bi-directional communication throughout the entire loan process. Additionally, Encompass Consumer Connect enables our customers to originate loans directly from borrowers by offering an online loan application that can be accessed by anyone with a web browser.
Changes in regulation affecting lenders and investors. Regulations continue to be subject to change and many regulatory reforms have significantly increased the complexity and importance of regulatory compliance. We devote considerable resources to continually upgrade our software to help our customers address regulatory changes. We offer Encompass Compliance Service, which analyzes mortgage loan data for compliance with consumer protection laws and institutionally mandated compliance policies and also alerts users to possible violations of these laws and policies. In addition, we have a staff of attorneys that work with compliance experts who help ensure that documents prepared using our software and the processes recommended by the Encompass workflow comply with applicable rules and regulations. For example, additional tools and product updates were required to address the Ability-to-Repay/Qualified Mortgage and Federal and State High Cost rules that became effective in January 2014. In addition, we updated certain of our products to comply with the TILA-RESPA Integrated Disclosure rule changes that took effect in October 2015 and will provide a complete offering of readiness initiatives, tools and training programs in advance of the 2018 Home Mortgage Disclosure Act and Regulation C (HMDA) collection and reporting changes. We believe we are well-positioned to help our customers comply with changing regulatory requirements as they are published and become effective. However, changes to existing laws or regulations or adoption of new laws or regulations relating to the residential mortgage industry could require us to incur significant costs to update our products and services so that our customers remain compliant with such laws and regulations.
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
Acquisition Strategy
Our industry is highly fragmented, and we are evaluating strategic opportunities available to acquire technology-based companies that will complement and increase the attractiveness of our solutions. In October 2015, for example, we acquired substantially all of the assets of Mortgage Returns, LLC, a company that provides on-demand customer relationship management or CRM and marketing automation solutions for the residential mortgage industry. With the acquisition of Mortgage Returns, we are responding to the needs of our customers by adding a robust CRM solution for lenders of all sizes. We believe such acquisitions enhance our product and service offerings and furthers our mission of automating the entire end-to-end mortgage process for our customers.
Operating Metrics
We use certain operational metrics to evaluate our business, determine allocation of our resources, and make decisions regarding corporate strategy. We focus on these metrics to determine our success in leveraging our user base to increase our revenues and to gauge the degree of our market penetration.

These metrics are defined below.
Contracted revenues. Contracted revenues are those revenues that are fixed by the terms of a contract and are generally not affected by fluctuations in mortgage origination volume. These revenues consist of the base fee portion of success based revenues, monthly per-user subscription revenues, professional services revenues, and subscription revenues paid for products other than Encompass.
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
The following table shows these operating metrics as of and for the three months ended March 31, 2017 and 2016:

	Three Months ended March 31,
	2017	2016
Revenues (in thousands):
Total revenues	$93,002	$73,625
Total contracted revenues	$62,858	$45,956
Users at end of period:
Contracted users	225,053	180,595
Active users	171,579	144,533
Active users as a percentage of contracted users	76%	80%
Average active users:
Average active users during the period	168,775	141,079
Revenue per average active user during the period	$551	$522
Basis of Presentation
General
Our consolidated financial statements include the accounts of Ellie Mae, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation.
Revenue Recognition
We generate revenues primarily from subscription services and usage-based fees, transaction-based fees, and fees from professional services. We categorize our revenue as on-demand and on-premise (prior to May 1, 2016). Sales taxes assessed by governmental authorities are excluded from revenue.
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

On-premise Revenue
On-premise revenue is generated from maintenance services, sales of customer-hosted Encompass software licenses, and related professional services. As of June 30, 2016, we completed the migration of customers to our on-demand Encompass offering, and we do not expect to generate on-premise revenues in the future.
Cost of Revenues and Operating Expenses
Cost of Revenues
Our cost of revenues consists primarily of: salaries and benefits, including stock-based compensation expense; data center operating costs; depreciation on data center computer equipment; amortization of internal-use software and acquired intangible assets such as developed technology and trade names; customer support; professional services associated with implementation of our software; third-party royalty expenses; and allocated facilities costs. We expect that our cost of revenues will continue to increase in absolute dollars as our revenues increase, as we make additional and accelerated investments to bolster our infrastructure and enhance our system capacity, reliability, and data security, as we place new internal-use software into service, as we pursue additional strategic acquisitions, and as we continue to hire personnel in our implementation and customer support departments to support new customers and provide new services. We anticipate that we will continue to invest in key areas such as internal-use software, our services, technical support, data security, and data center infrastructure to better support our customers and further differentiate ourselves. This will include development of our next generation Encompass platform, which we expect to incrementally introduce over the coming quarters in 2018.
Sales and Marketing
Our sales and marketing expenses consist primarily of: salaries, benefits, and incentive compensation, including stock-based compensation expense and commissions; allocated facilities costs; expenses for trade shows, public relations, our annual user conference, and other promotional and marketing activities; expenses for travel and entertainment; and amortization of acquired intangible assets such as customer relationships. We expect that our sales and marketing expense will continue to increase as we hire additional sales personnel in order to address anticipated demand for our software solutions and as we pursue additional strategic acquisitions. We also intend to increase marketing activities focused on our Encompass Lending Platform, our Ellie Mae Network offerings, and our other Encompass services.
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
General and Administrative
Our general and administrative expenses consist primarily of: salaries and benefits, including bonuses and stock-based compensation expense for employees involved in finance, accounting, human resources, administration, information technology, and legal; third-party provider expenses such as general consulting, legal, accounting, and other professional services; and allocated facilities costs. We expect general and administrative expenses to continue to increase in absolute dollars as we expand our facilities and invest in our back office infrastructure to enhance our system capacity, reliability and security. We also expect general and administrative expenses to continue to increase as we hire additional personnel and grant stock-based awards to attract and retain the employees needed to continue to grow our business and as we pursue additional strategic acquisitions.
Other Income, Net
Other income, net consists of interest income earned on investments and cash accounts, offset by investment discount amortization, and interest expense paid on equipment and software leases.
Income Taxes
On a quarterly basis, we evaluate our expected income tax expense or benefit based on our year-to-date operations, and we record an adjustment in the current quarter. The net tax provision is the result of the mix of profits earned by us and our subsidiaries in tax jurisdictions with a broad range of income tax rates. We are required to estimate deferred tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities measured using the enacted tax rates that will be in effect when the differences are expected to reverse. In general, deferred tax assets represent future tax benefits to be received when certain expenses previously recognized in our consolidated statements of operations become deductible expenses under applicable income tax laws or loss or credit carry forwards are utilized. Accordingly, realization of our deferred tax assets is dependent on future taxable income against which these deductions, losses, and credits can be utilized. We use management judgment to assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not more likely than not, we must establish a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. We adopted ASU 2016-09 as of January 1, 2017. As a result of the adoption, excess tax benefits are recognized as income tax benefit or expense when stock awards vest or are settled. Given the inherent uncertainty in predicting future share-based transactions, actual benefits realized may vary, and may result in volatility to our income tax expense or benefit.
Critical Accounting Policies and Estimates
There have been no material changes during the three months ended March 31, 2017 to our critical accounting policies and estimates previously disclosed in our 2016 Form 10-K except in relation to our adoption of ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Shared-Based Payment Accounting (“ASU 2016-09”) on January 1, 2017 where we now record excess tax benefits and tax deficiencies as income tax benefit or expense when stock awards vest or settle and we no longer classify the cash flow from excess tax benefits as a reduction from operating cash flows.
Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months ended March 31,
	2017	2016
	(in thousands)
Revenues	$93,002	$73,625
Cost of revenues(1)	34,768	26,631
Gross profit	58,234	46,994
Operating expenses:
Sales and marketing(1)	19,380	15,287
Research and development(1)	17,407	12,453
General and administrative(1)	16,942	15,731
Total operating expenses	53,729	43,471
Income from operations	4,505	3,523
Other income, net	501	199
Income before income taxes	5,006	3,722
Income tax provision (benefit)	(4,593)	1,216
Net income	$9,599	$2,506
________________
(1) Stock-based compensation included in the above line items:

	Three Months ended March 31,
	2017	2016
	(in thousands)
Cost of revenues	$1,444	$970
Sales and marketing	1,176	878
Research and development	1,861	1,504
General and administrative	3,370	3,338
	$7,851	$6,690

	Three Months ended March 31,
	2017	2016

Revenues	100.0%	100.0%
Cost of revenues	37.4	36.2
Gross profit	62.6	63.8
Operating expenses:
Sales and marketing	20.8	20.8
Research and development	18.7	16.9
General and administrative	18.2	21.3
Total operating expenses	57.7	59.0
Income from operations	4.9	4.8
Other income, net	0.5	0.3
Income before income taxes	5.4	5.1
Income tax provision (benefit)	(4.9)	1.7
Net income	10.3%	3.4%
Comparison of the Three Months Ended March 31, 2017 and 2016
Revenues
The following table sets forth our revenues by type for the periods presented:

	Three Months ended March 31,
	2017	2016
	(dollars in thousands)
Revenue by type:
On-demand	$93,002	$73,099
On-premise	—	526
Total	$93,002	$73,625

	Three Months ended March 31,
	2017	2016
Revenue by type:
On-demand	100.0%	99.3%
On-premise	—%	0.7%
Total	100.0%	100.0%
Three months ended March 31, 2017. Total revenues increased $19.4 million, or 26.3%, for the three months ended March 31, 2017 as compared to the same period of 2016.
On-demand revenues increased by $19.9 million, or 27.2% during the three months ended March 31, 2017, primarily due to a 24.6% increase in contracted users as of March 31, 2017 compared to the same period in 2016, partially offset by lower mortgage origination volumes driven mainly by industrywide decrease in refinancings due to higher interest rates. The increase in contracted users resulted in a $12.7 million increase in Encompass revenue mainly attributable to a $13.9 million, or 43.8%, increase in base fees, partially offset by a decrease of $1.2 million in closed loan fees, which are assessed for loans closed in excess of base fees under our Success Based Pricing model.
The increase in contracted users and new customers also contributed to a $4.1 million increase in revenues from professional services, driven primarily by additional implementation and training services, and a $2.6 million increase in revenues from other software and services due to increased usage by Encompass users and attendance to our user conference.

On-premise revenues decreased by $0.5 million for the three months ended March 31, 2017 compared to the same period in 2016, primarily due to the completion of all on-premise customers’ migration to our on-demand Encompass offering. We do not expect to generate on-premise revenues in the future.
Gross Profit

	Three Months ended March 31,
	2017	2016
	(dollars in thousands)
Gross profit	$58,234	$46,994
Gross margin	62.6%	63.8%
Gross profit increased by $11.2 million and gross margin percentage remained relatively flat during the three months ended March 31, 2017 as compared to the same period in 2016. Revenues increased by $19.4 million and cost of revenues increased by $8.1 million. The flat gross margin percentage was a result of an increase in revenue offset by an increase in fixed costs associated with headcount added to our operations and professional services organizations and investments we have made in our Encompass platform, expanding our data centers, and enhancing data security for our customers. The increase in costs primarily include a $3.4 million increase in depreciation expense related to internal-use software and infrastructure hardware, a $3.3 million increase in salaries, employee benefits, and stock-based compensation expenses associated with additional headcount for our professional services and customer support organizations in anticipation of continued increasing demand for our software solutions, a $1.0 million increase in expenses related to upgrades and services to our data centers hardware and technology as we increase capacity relating to new customers through our hybrid cloud architecture, and a $0.9 million increase in third-party royalty expenses arising from the increased revenues.
Sales and Marketing

	Three Months ended March 31,
	2017	2016
	(dollars in thousands)
Sales and marketing	$19,380	$15,287
Sales and marketing as a % of revenues	20.8%	20.8%
Sales and marketing expenses increased by $4.1 million, or 26.8%, for the three months ended March 31, 2017 as compared to the same period in 2016. Sales and marketing expenses as a percentage of revenues remained relatively flat. The increase in sales and marketing expenses was primarily due to a $1.6 million increase in salaries, employee benefits, and stock-based compensation expenses related to increased headcount as we continue to grow our sales and marketing department in an effort to increase our market share and address anticipated demand for our software solutions, and a $1.9 million increase in other marketing and promotion expenses related to sales and marketing events including our user conference.
Research and Development

	Three Months ended March 31,
	2017	2016
	(dollars in thousands)
Research and development	$17,407	$12,453
Research and development as a % of revenues	18.7%	16.9%
Research and development expenses increased by $5.0 million, or 39.8%, for the three months ended March 31, 2017 as compared to the same period in 2016. Research and development expenses as a percentage of revenues increased by 1.8%. The increase in research and development expenses were primarily driven by salaries, employee benefits, and stock-based compensation expenses related to increased headcount and fees to contractors as we continue to invest in our products and services.

General and Administrative

	Three Months ended March 31,
	2017	2016
	(dollars in thousands)
General and administrative	$16,942	$15,731
General and administrative as a % of revenues	18.2%	21.3%
General and administrative expenses increased by $1.2 million, or 7.7%, for the three months ended March 31, 2017 as compared to the same period in 2016. General and administrative expenses as a percentage of revenues decreased by 3.1%. The increase in general and administrative expenses was primarily due to a $1.5 million increase in salaries, stock-based compensation, and employee benefits related to increased headcount, partially offset by a decrease of $0.2 million in professional fees.
Income Tax Provision

	Three Months ended March 31,
	2017	2016
	(dollars in thousands)
Income tax provision (benefit)	$(4,593)	$1,216
Effective tax rate(1)	(91.7)%	32.7%
________________
(1) Adoption of ASU 2016-09 resulted in a favorable ETR impact of 129.3% in the first quarter of 2017.
Income tax provision was a benefit of $4.6 million for the three months ended March 31, 2017, compared to an expense of $1.2 million for the three months ended March 31, 2016. The decrease in income tax provision was primarily due to the inclusion of excess tax benefits from stock based awards as a benefit in the income statement due to the adoption of ASU 2016-09. For further details regarding the adoption of ASU 2016-09, please refer to Note 2 of the Notes to Condensed Consolidated Financial Statements.
The U.S. Internal Revenue Service has completed the examination of the 2013 tax year and there was no effect on income tax expense.
Liquidity and Capital Resources
As of March 31, 2017, we had cash, cash equivalents, and short-term investments of $393.7 million and long-term investments of $54.2 million. This balance reflects cash proceeds of approximately $271.4 million from the public offering completed in August 2016 of 3,162,500 shares of common stock, net of underwriting discounts, and offering costs and expenses. Cash and cash equivalents consist of cash, money market accounts, and highly liquid investments purchased with an original maturity of three months or less. Both short and long-term investments consist of U.S. government notes, and U.S. government agency securities, corporate bonds and obligations, certificates of deposit and municipal obligations.
We believe that our existing cash, cash equivalents, and short-term investments will be sufficient to fund capital expenditures, operating expenses and other cash requirements for at least the next 12 months. We may enter into acquisitions in the future, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
The following table sets forth our statement of cash flows data for the periods presented:

	Three Months ended March 31,		Net
	2017	2016	Change
	(in thousands)
Net cash used in operating activities	$(1,422)	$(10,060)	8,638
Net cash used in investing activities	(47,822)	(1,287)	(46,535)
Net cash provided by financing activities	3,263	5,491	(2,228)
Net decrease in cash and cash equivalents	$(45,981)	$(5,856)	$(40,125)

Operating Activities
Cash used in operating activities for the three months ended March 31, 2017 decreased by $8.6 million as compared to the same period in 2016. In the condensed consolidated statements of cash flows, cash used in operating activities is presented as net income adjusted for non-cash items and changes in operating assets and liabilities. Net income increased by $7.1 million for the three months ended March 31, 2017 as compared to the same period in 2016. Non-cash items resulted in a net decrease in cash from operations of $2.1 million for the three months ended March 31, 2017 as compared to the same period in 2016. Changes in operating assets and liabilities resulted in a net increase in cash from operations of $3.6 million for the three months ended March 31, 2017 as compared to the same period in 2016.
The $2.1 million decrease in the net contribution of non-cash items to cash used in operating activities was primarily due to a $3.4 million increase in depreciation from data center equipment, internal-use software, leasehold improvements, and furniture and fixtures placed into service and a $1.2 million increase in stock-based compensation expense due to increased headcount, partially offset by a $5.8 million decrease in deferred income taxes.
Changes in operating assets and liabilities resulted in a net increase of $3.6 million to cash used in operating activities for the three months ended March 31, 2017 as compared to the same period in 2016. Our net accounts receivable balance fluctuates from period to period, depending on the amount and timing of sales and billing activity, our customers’ payment method, and cash collections. Additionally, we experienced overall growth in our accounts receivable balance due to increased revenue for the three months ended March 31, 2017 as compared to the same period in 2016. The change in prepaid expenses and other current assets was primarily due to the timing of payments for software services and other maintenance. The change in deposits and other assets was due to increased deferred commission expenses associated with continuing sales of our products. The change in accounts payable and accrued and other liabilities was due to the annual payment of variable compensation costs as well as the timing of additional liabilities and payments in general, and does not reflect any significant change in the nature of accrued liabilities. The increase in deferred revenue is primarily the result of an increase in sales of professional services and timing of customer payments.
Investing Activities
Our primary investing activities have consisted of purchases and maturities of investments, and purchases of property and equipment (including costs incurred to develop internal-use software). Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations and the timing of our internal-use software projects subject to capitalization. We plan to continue to invest in the expansion of our operations and facilities as well as the next generation Encompass platform, and we intend to continue pursuing strategic acquisitions.
Cash used in investing activities of $47.8 million for the three months ended March 31, 2017 was primarily the result of $11.3 million in expenditures for purchases of property, including capital improvements to our new corporate headquarters, investments to bolster our infrastructure and enhance our system capacity, reliability, and security, and $11.4 million in expenditures incurred to develop internal-use software and website applications, including the development of our next generation Encompass platform. We also incurred $25.1 million in net purchases of investments.
Cash used in investing activities of $1.3 million for the three months ended March 31, 2016 was primarily the result of $13.3 million for purchases of property and equipment, including expansion of our corporate headquarters, investments to bolster our infrastructure and enhance our system capacity, reliability, and security and $7.1 million expenditures incurred to develop internal-use software and website applications, including the development of our next generation Encompass platform. Additionally, we sold net $19.1 million of investments to fund these expenditures.
Financing Activities
Financing activities have consisted primarily of cash provided from the exercise of stock options and purchases under the employee stock purchase plan, reduced by the payments related to capital lease obligations, repurchases of common stock and tax payments related to shares withheld for vested restricted stock units, or RSUs. In August 2016, we completed a public offering of common stock and sold a total of 3,162,500 shares of our common stock for total cash proceeds of approximately $271.4 million, net of underwriting discounts, and offering costs and expenses of approximately $13.2 million, which will be used for general corporate purposes, including working capital, sales and marketing activities, general and administrative matters and capital expenditures, and we may also use the net proceeds for the acquisition of, or investment in, technologies, solutions or businesses that complement our business. In May 2014, our board of directors approved a stock repurchase program under which we are authorized to repurchase up to $75.0 million of our common stock over a 36-month period ending in May 2017, $42.8 million of which remains available as of March 31, 2017. Under the program, purchases may be made from time to time on the open market, and will be funded from available working capital.
Cash provided by financing activities of $3.3 million for the three months ended March 31, 2017 consisted primarily of $7.3 million in proceeds from employee stock purchases and the exercise of stock options, partially offset by $4.0 million in payments on capital leases and tax payments related to shares withheld for vested RSUs.

Cash provided by financing activities of $5.5 million for the three months ended March 31, 2016 consisted primarily of $6.7 million in proceeds from the exercise of stock options, partially offset by $1.2 million in payments on capital leases, and tax payments related to shares withheld for vested RSUs.
Off Balance Sheet Arrangements
As of March 31, 2017, we had no off-balance sheet arrangements and operating leases were the only financing arrangements not reported on our condensed consolidated financial statements.
Contractual Obligations
At March 31, 2017, our contractual payment obligations are as follows:

	Payment due by period (as of March 31, 2017)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Capital lease obligations	$603	$516	$87	$—	$—
Operating lease obligations	93,010	4,908	20,804	21,815	45,483
Purchase obligations	9,316	5,008	4,308	—	—
Total	$102,929	$10,432	$25,199	$21,815	$45,483
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
ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We believe that there have been no significant changes in our market risk exposures for the three months ended March 31, 2017, as compared with those discussed in our 2016 Form 10-K.
ITEM 4—CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
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

Our failure to keep secure the confidential information of the customers of the users of our software and services could damage our reputation and brand and substantially harm our business and operating results.
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
Mortgage lending volume decreased in the first quarter of 2017 relative to 2016 and may continue to decrease materially in the remaining quarters of 2017 and future years, which could materially adversely affect our business. Factors that adversely impact mortgage lending volumes include increasing mortgage interest rates, reduced consumer and investor demand for mortgages, more stringent underwriting guidelines, decreased liquidity in the secondary mortgage market, high levels of unemployment, high levels of consumer debt, lower consumer confidence, changes in tax and other regulatory policies, the number of existing mortgages eligible for refinancing, and other macroeconomic factors.
Mortgage interest rates are influenced by a number of factors, including monetary policy. In March 2017, the Federal Reserve Bank raised the target federal funds rate from between 0.50% and 0.75% to between 0.75% and 1.00%, and signaled that the federal funds rate could be increased further over the next several years. This increase in the federal funds rate contributed to an increase in mortgage rates in the fourth quarter of 2016 and first quarter of 2017 and may result in future mortgage interest rate increases. Increases in mortgage interest rates could reduce the volume of new mortgages originated materially, in particular the volume of mortgage refinancings. In addition, our on-demand revenues typically, but not always, track the seasonality of the residential mortgage industry, with increased activity in the second and third quarter and reduced activity in the first and fourth quarters as home buyers tend to purchase their homes during the spring and summer in order to move to a new home before the start of the school year. As a result, a higher percentage of our on-demand revenues have historically been recognized during those quarters.
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
We have experienced, and are continuing to experience, a period of rapid growth in our customers, headcount, and operations. In particular, we grew from approximately 270 employees as of December 31, 2011 to 1,123 employees as of March 31, 2017, and have also significantly increased the number of customers and active users of Encompass. We anticipate that we will significantly expand our operations and headcount in the near term, and will continue to expand our customer base. This growth has placed, and future growth will place, a significant strain on our management, general and administrative resources, and operational infrastructure.
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
The U.S. mortgage industry is heavily regulated. Federal and state governments and agencies could enact legislation or other policies that could negatively impact the business of our Encompass users and other Ellie Mae Network participants. In particular, the recent U.S. presidential transition may impact the substance and timing of legislation relating to the U.S. mortgage industry. Any changes to existing laws or regulations or adoption of new laws or regulations that increase restrictions on the residential mortgage industry may decrease residential mortgage volume or otherwise limit the ability of our Encompass users and Ellie Mae Network participants to operate their businesses, resulting in decreased usage of our solutions. In addition, reduced regulatory requirements may reduce the demand for certain of our products and services, including the Encompass Compliance service.
Changes in current legislation or new legislation may increase our costs by requiring us to update our products and services and if our products and services fail to address relevant mortgage lending laws and regulations our business could be adversely affected.
Changes to existing laws or regulations or adoption of new laws or regulations relating to the residential mortgage industry may require us to incur significant costs to update our products and services so that our customers remain compliant with such laws and regulation. Our Encompass Compliance Service analyzes mortgage loan data for compliance with consumer protection laws and institutionally mandated compliance policies and must continually be updated to incorporate changes to such laws and policies. The Dodd-Frank Act has caused and will continue to cause us to make similar updates to Encompass, Encompass Compliance Service, Encompass Product and Pricing Service, Encompass Docs Solution, TQL, and the Ellie Mae Network to address, among other things, regulations that protect consumers against unfair, deceptive, and abusive practices by lenders. For example, additional tools and product updates were required to address the Ability-to-Repay/Qualified Mortgage and Federal and State High Cost rules that became effective in January 2014. In addition, we have updated certain products to comply with the TILA-RESPA Integrated Disclosure rule changes and the 2013 Loan Originator Rule under the Truth in Lending Act (Regulation Z) (TILA-RESPA Amendments) that became effective October 3, 2015. The final rule amending Regulation C to implement amendments to the Home Mortgage Disclosure Act (HMDA) made by section 1094 of the Dodd-Frank Act was published on October 15, 2015. It includes various effective compliance dates, starting with January 1, 2017 through May 30, 2020. The final "Qualified Residential Mortgage" rule which implements the risk retention requirements in the Dodd-Frank Act became effective on December 24, 2015. On August 23, 2016, Fannie Mae and Freddie Mac published the first material updates to the Uniform Residential Loan Application (URLA) in more than 20 years which will become effective in 2018. These additions and updates have caused us to incur significant expense, and future updates will likely similarly cause us to incur significant expense. For example, if the new U.S. presidential administration and U.S. Congress significantly change or repeal the mortgage lending portions of the Dodd-Frank Act or the CFBP announces new rules or repeals previously announced rules, we may need to incur significant expense to make updates to our products and services. In addition, if our products and services fail to address relevant laws and regulations, we could be subject to claims by our customers that we have breached our customer contracts as well as potential claims by borrowers or government agencies. Such claims could result in substantial costs and we could incur judgments or enter into settlements of claims that could have a material adverse effect on our business and operating results. Furthermore, if our products and services fail to address relevant laws and regulations this could result in negative publicity, damage to our reputation and brand, hinder our ability to enroll new customers and cause us to lose current customers, all of which could substantially harm our business and operating results.
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
Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board (FASB), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, the adoption of ASC 606, a new revenue recognition standard, which becomes effective in fiscal 2018, could impact the timing of recognition of certain revenue streams, as well as how we account for certain commissions. Further, the evaluation and implementation of new standards, including ASC 606, may require additional resources and system configurations that could increase our operating costs.
Our stock repurchase program may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock.
Our board of directors previously approved a stock repurchase program under which we are authorized to repurchase up to $75.0 million of our common stock over a 36-month period ending in May 2017, $42.8 million of which remains available as of March 31, 2017. Such stock repurchases may be limited, suspended, or terminated at any time without prior notice. There can be no assurance that we will repurchase additional shares of our common stock under our stock repurchase program or that any future repurchases will have a positive impact on the trading price of our common stock or earnings per share. Important factors that could cause us to limit, suspend or terminate our stock repurchase program include, among others, unfavorable market conditions, the trading price of our common stock, the nature of other investment or strategic opportunities presented to us from time to time, the rate of dilution of our equity compensation programs, the availability of adequate funds, and our ability to make appropriate, timely, and beneficial decisions as to when, how, and whether to purchase shares under the stock repurchase program. If we limit, suspend or terminate our stock repurchase program, our stock price may be negatively affected.
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
ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as the term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of our common stock during the three months ended March 31, 2017:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number	Approximate
			of Shares	Dollar Value or
	Total		Purchased as	Shares that May
	Number of	Average	Part of Publicly	Yet be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs (1)
January 1, 2017 to January 31, 2017	—	$—	—	$42,806,483
February 1, 2017 to February 28, 2017	—	$—	—	$42,806,483
March 1, 2017 to March 31, 2017	—	$—	—	$42,806,483
_________________
(1) In May 2014, our board of directors approved a stock repurchase program under which we are authorized to repurchase up to $75.0 million of our common stock, which expires in May 2017. Shares under the program are retired upon the repurchase. Amount remaining to be purchased are exclusive of commissions.
ITEM 3—DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4—MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5—OTHER INFORMATION
Not applicable.

ITEM 6—EXHIBITS

Exhibit Number	Description of Document

10.1#	2017 Senior Executive Performance Share Program.

10.2#
Form of Notice of Grant of and Grant Agreement for Performance Shares for Senior Executives under the Ellie Mae, Inc. 2017 Senior Executive Performance Share Program and Ellie Mae, Inc. 2011 Equity Incentive Award Plan.

10.3#	Executive Transition Agreement by and between Ellie Mae, Inc. and Edgar Luce, dated as of March 9, 2017.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

ELLIE MAE, INC.

Date:	May 1, 2017	By:	/s/ Matthew LaVay
Matthew LaVay
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized signatory)