Form 10-Q
period 2017-06-30
ELLIE MAE INC
filed 2017-08-03
CIK 1122388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:
As of August 1, 2017:

Class	Number of Shares
Common Stock, $0.0001 par value	34,378,495

PART I—FINANCIAL INFORMATION
ITEM 1—CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Ellie Mae, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share amounts)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$213,204	$380,907
Short-term investments	120,454	41,841
Accounts receivable, net of allowance for doubtful accounts of $249 and $45 as of June 30, 2017 and December 31, 2016, respectively	45,542	39,358
Prepaid expenses and other current assets	18,965	15,209
Total current assets	398,165	477,315
Property and equipment, net	156,698	126,297
Long-term investments	121,096	45,931
Intangible assets, net	15,133	17,289
Deposits and other assets	22,705	10,138
Goodwill	74,547	74,547
Total assets	$788,344	$751,517
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$15,831	$15,942
Accrued and other current liabilities	22,901	39,809
Deferred revenue	17,985	23,126
Total current liabilities	56,717	78,877
Leases payable, net of current portion	28	85
Other long-term liabilities	16,424	17,647
Total liabilities	73,169	96,609
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, $0.0001 par value per share; 140,000,000 authorized shares, 34,320,850 and 33,685,649 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	3	3
Additional paid-in capital	629,443	612,098
Accumulated other comprehensive loss	(264)	(219)
Retained earnings	85,993	43,026
Total stockholders' equity	715,175	654,908
Total liabilities and stockholders' equity	$788,344	$751,517

See accompanying notes to these condensed consolidated financial statements (unaudited).

Ellie Mae, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months ended June 30,		Six Months ended June 30,
	2017	2016	2017	2016
Revenues	$104,125	$90,098	$197,127	$163,723
Cost of revenues	38,267	28,453	73,035	55,084
Gross profit	65,858	61,645	124,092	108,639
Operating expenses:
Sales and marketing	13,860	12,506	33,240	27,792
Research and development	16,046	14,662	33,453	27,115
General and administrative	18,727	17,793	35,669	33,525
Total operating expenses	48,633	44,961	102,362	88,432
Income from operations	17,225	16,684	21,730	20,207
Other income, net	762	162	1,263	361
Income before income taxes	17,987	16,846	22,993	20,568
Income tax provision (benefit)	(836)	6,258	(5,429)	7,474
Net income	$18,823	$10,588	$28,422	$13,094
Net income per share of common stock:
Basic	$0.55	$0.36	$0.84	$0.44
Diluted	$0.52	$0.34	$0.79	$0.42
Weighted average common shares used in computing net income per share of common stock:
Basic	34,028,553	29,578,630	33,866,233	29,643,779
Diluted	35,908,813	31,188,599	35,771,565	31,279,512

Net income	$18,823	$10,588	$28,422	$13,094
Other comprehensive income, net of taxes:
Unrealized gain (loss) on investments	(103)	101	(45)	429
Comprehensive income	$18,720	$10,689	$28,377	$13,523

See accompanying notes to these condensed consolidated financial statements (unaudited).

Ellie Mae, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$28,422	$13,094
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,282	8,679
Amortization of intangible assets	2,156	2,949
Stock-based compensation expense	16,361	14,708
Deferred income taxes	(5,662)	6,153
Loss on disposal of property and equipment	—	5
Amortization (accretion) of investments	(139)	490
Changes in operating assets and liabilities:
Accounts receivable, net	(6,183)	(15,738)
Prepaid expenses and other current assets	(3,757)	(1,388)
Deposits and other assets	194	(1,580)
Accounts payable	2,677	(432)
Accrued, other current and other liabilities	(10,243)	(6,629)
Deferred revenue	(5,087)	2,895
Net cash provided by operating activities	35,021	23,206
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(21,800)	(15,566)
Acquisition of internal-use software	(25,478)	(16,373)
Purchases of investments	(181,760)	(35,615)
Maturities of investments	28,076	31,551
Sale of investments	—	20,000
Net cash used in investing activities	(200,962)	(16,003)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capital lease obligations	(553)	(2,080)
Proceeds from issuance of common stock under employee stock plans	10,207	9,127
Payment of issuance costs relating to common stock issued in public offering	(15)	—
Tax payments related to shares withheld for vested restricted stock units	(11,401)	(4,037)
Net cash provided by (used in) financing activities	(1,762)	3,010
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(167,703)	10,213
CASH AND CASH EQUIVALENTS, Beginning of period	380,907	34,396
CASH AND CASH EQUIVALENTS, End of period	$213,204	$44,609
Supplemental disclosure of cash flow information:
Cash paid for interest	$370	$145
Cash paid for income taxes	$463	$129
Supplemental disclosure of non-cash investing and financing activities:
Fixed asset purchases accrued but not paid	$3,172	$3,709
Stock-based compensation capitalized to property and equipment	$2,178	$1,125

See accompanying notes to these condensed consolidated financial statements (unaudited).

Ellie Mae, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1—Description of Business
Ellie Mae, Inc. (“Ellie Mae,” the “Company,” “we,” “our” or “us”) is a leading provider of innovative on-demand software solutions and services for the residential mortgage industry in the United States. Banks, credit unions and mortgage lenders use the Company’s Encompass® all-in-one mortgage management solution (“Encompass”) to originate and fund mortgages and improve compliance, loan quality, and efficiency.
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
The condensed consolidated balance sheet as of December 31, 2016, included herein, was derived from the audited financial statements as of that date but does not include all disclosures, including notes, required by U.S. GAAP.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year ending December 31, 2017, or any future period.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management evaluates estimates on a regular basis including those relating to revenue recognition, allowance for doubtful accounts, goodwill, intangible assets, valuation of deferred income taxes, stock-based compensation, and unrecognized tax benefits, among others. Actual results could differ from those estimates, and such differences may have a material impact on the Company’s condensed consolidated financial statements and footnotes.
Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements in its 2016 Form 10-K. There have been no significant changes to these policies during the six months ended June 30, 2017, except in relation to the Company’s adoption of ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Shared-Based Payment Accounting (“ASU 2016-09”) on January 1, 2017, whereby the Company now records excess tax benefits and tax deficiencies as an income tax benefit or expense when stock awards vest or settle, and the Company no longer classifies the cash flow from excess tax benefits as a reduction from operating cash flows. This resulted in a $1.2 million increase in net cash provided by operating activities and a corresponding $1.2 million decrease in net cash provided by financing activities for the six months ended June 30, 2016.
Comprehensive Income
Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income, specifically unrealized gains on marketable securities. Except for net realized gain on investments, which was not significant, there were no reclassifications out of accumulated other comprehensive income that affected net income during the three and six months ended June 30, 2017 and 2016.

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
The Company is continuing to evaluate the impact of the new standard on its accounting policies, processes, and systems, including impacts from guidance issued by the FASB Transition Resource Group as part of its November 2016 meeting. The Company has assigned internal resources, engaged a third-party service provider, and is in the process of finalizing the evaluation and completing the implementation.
The Company expects an impact to certain revenue streams due to the removal of the current limitation on contingent revenue, which may affect the timing of revenues being recognized for certain contracts. The Company has also identified potential impacts to the costs to obtain contracts, which is primarily comprised of sales commissions and the related fringe benefits associated with non-cancelable contracts. The Company expects to capitalize certain costs that are expensed under the current standard, and the Company expects an increase in the amortization period over which the capitalized costs will be recognized. The Company is continuing to evaluate the impact to the expected period of benefit under ASU 2014-09.
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
In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), which provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. ASU 2017-09 is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.
New Standards Adopted
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This standard clarifies the definition of a business and is intended to help companies evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The standard is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted under certain circumstances. The standard should be applied prospectively as of the beginning of the period of adoption. The Company has elected to early adopt the standard on April 1, 2017. The adoption did not have an impact on the Company’s consolidated financial statements as there have been no business combinations in fiscal year 2017 to date.
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

The components of net income per share of common stock were as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2017	2016	2017	2016
	(in thousands, except share and per share amounts)
Net income	$18,823	$10,588	$28,422	$13,094
Basic shares:
Weighted average common shares outstanding	34,028,553	29,578,630	33,866,233	29,643,779
Diluted shares:
Weighted average shares used to compute basic net income per share	34,028,553	29,578,630	33,866,233	29,643,779
Effect of potentially dilutive securities:
Employee stock options, RSUs, performance-vesting RSUs, Performance Awards and ESPP shares	1,880,260	1,609,969	1,905,332	1,635,733
Weighted average shares used to compute diluted net income per share	35,908,813	31,188,599	35,771,565	31,279,512
Net income per share:
Basic	$0.55	$0.36	$0.84	$0.44
Diluted	$0.52	$0.34	$0.79	$0.42
The following potential weighted average common shares were excluded from the computation of diluted net income per share, as their effect would have been anti-dilutive:

	Three Months ended June 30,		Six Months ended June 30,
	2017	2016	2017	2016
Employee stock options and awards	6,601	31,721	110,587	237,177
Performance-vesting RSUs and Performance Awards are included in the diluted shares outstanding for each period if the established performance criteria have been met at the end of the respective periods. However, if none of the required performance criteria have been met for such awards, the Company includes the number of shares that would be issuable if the end of the reporting period were the end of the contingency period. Accordingly, in addition to the employee stock options and awards noted above, 61,494 and 136,598 shares underlying performance-vesting RSUs and Performance Awards were excluded from the dilutive shares outstanding for each of the three and six months ended June 30, 2017 and 2016, respectively.
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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis:

	June 30, 2017			December 31, 2016
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(in thousands)			(in thousands)
Cash equivalents:
Money market funds	$122,123	$—	$122,123	$2,733	$—	$2,733
Corporate notes and obligations	—	18,367	18,367	—	—	—
U.S. government and government agency obligations	9,898	7,094	16,992	151,660	149,976	301,636

Investments:
Certificates of deposit	—	9,975	9,975	—	12,088	12,088
Corporate notes and obligations	—	73,647	73,647	—	28,892	28,892
Municipal obligations	—	10,915	10,915	—	11,361	11,361
U.S. government and government agency obligations	46,497	100,516	147,013	4,579	30,852	35,431
	$178,518	$220,514	$399,032	$158,972	$233,169	$392,141
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
At June 30, 2017 and December 31, 2016, the Company did not have any assets or liabilities that were valued using Level 3 inputs. For the three and six months ended June 30, 2017 and 2016, there were no transfers of financial instruments between the levels.
Realized gains and losses from the sale of investments were not significant during the three and six months ended June 30, 2017 and 2016.

The carrying amounts, gross unrealized gains and losses and estimated fair value of cash and cash equivalents and both short-term and long-term investments consisted of the following:

	June 30, 2017				December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying or Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying or Fair Value
	(in thousands)				(in thousands)
Cash and cash equivalents:
Cash	$55,722	$—	$—	$55,722	$76,538	$—	$—	$76,538
Money market funds	122,123	—	—	122,123	2,733	—	—	2,733
Corporate notes and obligations	18,367	—	—	18,367	—	—	—	—
U.S. government and government agency obligations	16,992	—	—	16,992	301,631	8	(3)	301,636
	$213,204	$—	$—	$213,204	$380,902	$8	$(3)	$380,907
Investments:
Corporate notes and obligations	$73,756	$5	$(114)	$73,647	$28,978	$1	$(87)	$28,892
Certificates of deposit	9,973	3	(1)	9,975	12,094	13	(19)	12,088
Municipal obligations	10,919	10	(14)	10,915	11,422	1	(62)	11,361
U.S. government and government agency obligations	147,166	3	(156)	147,013	35,502	8	(79)	35,431
	$241,814	$21	$(285)	$241,550	$87,996	$23	$(247)	$87,772
The following table shows the gross unrealized losses and the related fair values of the Company’s investments that have been in a continuous unrealized loss position. The Company did not identify any investments as other-than-temporarily impaired at June 30, 2017 or December 31, 2016.

	June 30, 2017
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Corporate notes and obligations	$63,252	$(108)	$659	$(6)	$63,911	$(114)
Certificates of deposit	3,150	—	485	(1)	3,635	(1)
U.S. government, government agency, and municipal obligations	146,580	(165)	839	(5)	147,419	(170)
	$212,982	$(273)	$1,983	$(12)	$214,965	$(285)

	December 31, 2016
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Corporate notes and obligations	$26,076	$(87)	$—	$—	$26,076	$(87)
Certificates of deposit	5,651	(19)	—	—	5,651	(19)
U.S. government, government agency, and municipal obligations	180,138	(144)	385	—	180,523	(144)
	$211,865	$(250)	$385	$—	$212,250	$(250)

The following table summarizes the maturities of the Company’s investments at June 30, 2017:

Carrying or Fair Value
(in thousands)
Remainder of 2017	$66,031
2018	87,471
2019	64,577
2020	23,471
Total	$241,550
Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.
NOTE 5—Balance Sheet Components
Property and Equipment
Property and equipment, net, consisted of the following:

	June 30,	December 31,
	2017	2016
	(in thousands)
Computer equipment and software(1)	$156,390	$116,602
Furniture and fixtures	8,960	6,838
Leasehold improvements	28,229	18,532
Property and equipment	193,579	141,972
Accumulated depreciation and amortization(1)	(65,273)	(48,991)
Subtotal	128,306	92,981
Internal-use software and other assets not placed in service	28,392	33,316
Property and equipment, net	$156,698	$126,297
________________
(1) Includes computer equipment and software under capital leases
Computer equipment and software under capital leases, net, consisted of the following:

	June 30,	December 31,
	2017	2016
	(in thousands)
Computer equipment	$8,715	$8,715
Software	1,517	1,517
Accumulated depreciation and amortization	(8,033)	(6,522)
Net computer equipment and software under capital leases	$2,199	$3,710
Depreciation and amortization expense for the three and six months ended June 30, 2017 was $8.9 million and $16.3 million, respectively. Depreciation and amortization expense for the three and six months ended June 30, 2016 was $4.7 million and $8.7 million, respectively. Depreciation and amortization of assets under capital leases which is included in the depreciation and amortization expense for the three and six months ended June 30, 2017 was $0.8 million and $1.5 million, respectively. Depreciation and amortization of assets under capital leases which is included in depreciation and amortization expense for the three and six months ended June 30, 2016 was $0.8 million and $1.6 million, respectively.

Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	June 30,	December 31,
	2017	2016
	(in thousands)
Accrued payroll and related expenses	$16,400	$31,848
Accrued commissions	1,036	1,832
Accrued royalties	2,264	1,395
Sales and other taxes	1,328	2,327
Other accrued liabilities(1)	1,873	2,407
	$22,901	$39,809
________________
(1) Certain reclassifications of prior period amounts have been made to conform to the current period presentation, such reclassification did not materially change previously reported consolidated financial statements.

NOTE 6— Goodwill and Intangible Assets
The carrying value of goodwill at June 30, 2017 was $74.5 million. There were no changes in the carrying value of goodwill during the three and six months ended June 30, 2017.
Intangible assets, net, consisted of the following:

	June 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Weighted Average Remaining Useful Life
	(in thousands)			(in years)
Assets subject to amortization:
Developed technology	$11,535	$(8,849)	$2,686	2.3
Trade names	331	(331)	—	0.0
Customer relationships	19,400	(11,206)	8,194	3.6
Order backlog	370	(156)	214	2.3
Total assets subject to amortization:	31,636	(20,542)	11,094	3.2
Assets not subject to amortization:
Trade name	4,039	—	4,039
	$35,675	$(20,542)	$15,133

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Weighted Average Remaining Useful Life
	(in thousands)			(in years)
Assets subject to amortization:
Developed technology	$11,535	$(8,183)	$3,352	2.7
Trade names	331	(331)	—	0.0
Customer relationships	19,400	(9,762)	9,638	4.0
Order backlog	370	(110)	260	2.8
Total assets subject to amortization:	31,636	(18,386)	13,250	3.6
Assets not subject to amortization:
Trade name	4,039	—	4,039
	$35,675	$(18,386)	$17,289
Amortization expense associated with intangible assets for the three and six months ended June 30, 2017 was $1.1 million and $2.2 million, respectively. Amortization expense associated with intangible assets for the three and six months ended June 30, 2016 was $1.5 million and $2.9 million, respectively.
Future amortization expense for intangible assets at June 30, 2017 was as follows:

Amortization
(in thousands)
Remainder of 2017	$2,138
2018	3,443
2019	3,166
2020	1,778
2021	314
2022	255
$11,094

NOTE 7—Income Taxes
The Company computes its interim provision for income taxes by applying the estimated annual effective tax rate to the year-to-date income from recurring operations and adjusts the provision for discrete tax items recorded in the period. The Company evaluates and updates its estimated annual effective income tax rate on a quarterly basis. The estimated annual effective tax rate as of June 30, 2017 and 2016 was 35.8% and 37.4%, respectively.

	Three Months ended June 30,		Six Months ended June 30,
	2017	2016	2017	2016
	(dollars in thousands)		(dollars in thousands)
Income tax provision (benefit)	$(836)	$6,258	$(5,429)	$7,474
Effective tax rate(1)	(4.7)%	37.2%	(23.6)%	36.3%
________________
(1) The impact to the effective tax rate due to the benefit of excess stock award deductions allowable under ASU 2016-09 is 40.9% and 60.1% for the three and six months ended June 30, 2017, respectively.
The difference between the federal statutory rate of 35% and the Company’s estimated effective tax rate for the three and six months ended June 30, 2017 was primarily due to the benefit of excess stock award deductions in tax expense allowable under ASU 2016-09, R&D credits, and non-deductible stock-based compensation expenses.
As described in Note 2 “Basis of Presentation and Significant Accounting Policies”, the Company adopted ASU 2016-09 on January 1, 2017, which requires the excess tax benefits or deficiencies to be reflected in the Consolidated Statements of Comprehensive Income as a component of the provision for income taxes, which were previously recognized in equity. Total excess tax benefits recognized for the three and six months ended June 30, 2017 was $7.3 million and $13.8 million, respectively.
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
The Company has a policy to classify accrued interest and penalties associated with uncertain tax positions together with the related liability in the balance sheet, and to include the expenses incurred related to such accruals in the provision for income taxes. There were no interest or penalties included in the provision for income taxes during the six months ended June 30, 2017 and 2016.
NOTE 8—Commitments and Contingencies
Leases
As of June 30, 2017, the Company leased eight facilities under operating lease arrangements. The lease expiration dates range from September 2019 to December 2025. Certain leases contain escalation clauses calling for increased rents. The Company recognizes rent expense on a straight-line basis over the lease period and has recorded deferred rent for the difference between rent payments and rent expense recognized.
Legal Proceedings
From time to time, the Company is involved in litigation that it believes is of the type common to companies engaged in the Company’s line of business, including commercial and employment disputes. As of the date of this Quarterly Report on Form 10-Q, the Company is not involved in any pending legal proceedings whose outcome the Company expects to have a material adverse effect on its financial position, results of operations or cash flows. However, litigation is unpredictable and excessive verdicts, both in the form of monetary damages and injunctions, could occur. In the future, litigation could result in substantial costs and diversion of resources, and the Company could incur judgments or enter into settlements of claims that could have a material adverse effect on its business.
NOTE 9—Equity and Stock Incentive Plans
The Company recognized stock-based compensation expense related to awards granted under its 2009 Stock Option and Incentive Plan (the “2009 Plan”), 2011 Equity Incentive Award Plan (the “2011 Plan”), and ESPP.

Total stock-based compensation expense recognized consisted of:

	Three Months ended June 30,		Six Months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Cost of revenues	$1,675	$1,132	$3,119	$2,102
Sales and marketing	1,258	1,059	2,434	1,937
Research and development	2,098	1,944	3,959	3,448
General and administrative	3,479	3,883	6,849	7,221
	$8,510	$8,018	$16,361	$14,708
2009 Stock Option and Incentive Plan and 2011 Equity Incentive Award Plan
Stock Options
The following table summarizes the Company’s stock option activity under the 2009 Plan and 2011 Plan:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at January 1, 2017	1,885,332	$26.21	6.34	$108,356
Granted	6,601	94.66
Exercised	(249,214)	23.81
Forfeited or expired	(14,787)	39.74
Outstanding at June 30, 2017	1,627,932	$26.73	5.85	$135,413
Ending vested and expected to vest at June 30, 2017	1,617,046	$26.59	5.84	$134,729
Exercisable at June 30, 2017	1,315,908	$22.78	5.48	$114,659
There were no stock options granted during the three months ended June 30, 2017. Stock options granted during the six months ended June 30, 2017 were made under the 2011 Plan. There were no grants under the 2009 Plan during the six months ended June 30, 2017.
The aggregate intrinsic value of the stock options outstanding at June 30, 2017 represents the value of the Company’s closing stock price of $109.91 on June 30, 2017 in excess of the exercise price multiplied by the number of options outstanding for options that were in-the-money. Options outstanding that are expected to vest are net of estimated future option forfeitures.
As of June 30, 2017, total unrecognized stock-based compensation expense related to unvested stock options, adjusted for estimated forfeitures, was $6.1 million and is expected to be recognized over a weighted average period of 1.4 years.

Restricted Stock Units, Performance-Vesting Restricted Stock Units, and Performance Awards
The following table summarizes the Company’s RSU, Performance Award and performance-vesting RSU activity:

	RSUs		Performance Awards and Performance-Vesting RSUs
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Outstanding at January 1, 2017	1,025,115	$64.47	407,650	$46.77
Granted	430,605	103.76	41,201	94.66
Released	(275,361)	54.91	(145,651)	39.53
Forfeited or expired	(60,945)	76.99	—	—
Outstanding at June 30, 2017	1,119,414	$81.25	303,200	$56.76
Ending vested and expected to vest at June 30, 2017	967,205		303,200
RSUs, performance-vesting RSUs and Performance Awards that are expected to vest are presented net of estimated future forfeitures. RSUs released during the six months ended June 30, 2017 and 2016 had an aggregate intrinsic value of $29.2 million and $14.6 million, respectively, and had an aggregate grant-date fair value of $15.1 million and $7.0 million, respectively. Performance-vesting RSUs and Performance Awards released during the six months ended June 30, 2017 and 2016 had an aggregate intrinsic value of $13.7 million and $9.3 million, respectively, and had an aggregate grant-date fair value of $5.8 million and $3.5 million, respectively. The number of RSUs released includes shares that the Company withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.
As of June 30, 2017, total unrecognized compensation expense related to unvested RSUs, performance-vesting RSUs and Performance Awards was $77.2 million and is expected to be recognized over a weighted average period of 2.7 years.
Employee Stock Purchase Plan
For the six months ended June 30, 2017 and 2016, employees purchased 52,619 shares and 47,819 shares, respectively, under the ESPP for a total of $4.3 million and $2.9 million, respectively. As of June 30, 2017, unrecognized compensation expense related to the current semi-annual ESPP offering period, which ends on August 31, 2017, was $0.5 million and is expected to be recognized over two months.
Valuation Information
The fair value of stock options and stock purchase rights granted under the 2009 Plan, the 2011 Plan, and the ESPP were estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	Three months ended June 30,		Six Months ended June 30,
	2017	2016	2017	2016
Stock option plans:
Risk-free interest rate	—%	—%	2.04%	1.38%
Expected life of options (in years)	—	—	6.08	6.08
Expected dividend yield	—%	—%	—%	—%
Volatility	—%	—%	48%	47%
Employee Stock Purchase Plan:
Risk-free interest rate	—%	—%	0.69%	0.36%
Expected life of options (in years)	—	—	0.50	0.50
Expected dividend yield	—%	—%	—%	—%
Volatility	—%	—%	35%	46%

Common Stock
The following numbers of shares of common stock were reserved and available for future issuance at June 30, 2017:

Reserved Shares
Options and awards outstanding under stock option plans	3,050,546
Shares available for future grant under the 2011 Plan	5,241,658
Shares available under the ESPP	1,683,080
Total	9,975,284
In February 2017, 336,856 additional shares were reserved under the ESPP, and 1,684,282 additional shares were reserved under the 2011 Plan, pursuant to the automatic increase provisions in each plan.
Stock Repurchase Program
In May 2014, the Company’s board of directors approved a stock repurchase program under which the Company is authorized to repurchase up to $75.0 million of its common stock in which all shares are retired upon repurchase. This program ended in May 2017 and the Company did not repurchase any shares during the first five months of 2017.
NOTE 10—Segment Information
The Company operates in one industry—mortgage-related software and services. The Company’s chief operating decision maker is its chief executive officer, who makes decisions about resource allocation and reviews financial information presented on a consolidated basis. Accordingly, the Company has determined that it has a single reporting segment and operating unit structure, specifically, technology-enabled solutions to help streamline and automate the residential mortgage origination process for its network participants.
The Company is organized primarily on the basis of service lines. Supplemental disclosure of revenues by type is as follows:

	Three months ended June 30,		Six Months ended June 30,
	2017	2016	2017	2016
	(in thousands)
On-demand revenues	$104,125	$89,906	$197,127	$163,005
On-premise revenues	—	192	—	718
	$104,125	$90,098	$197,127	$163,723
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

•	outages and other system interruptions in our Encompass software, the Ellie Mae Network service or our other services and any related impact on our reputation;

•	fluctuations in mortgage lending volume;

•	the volume of mortgages originated by our Encompass users;

•	the impact of changes in mortgage interest rates;

•	changes in mortgage originator, lender, investor or service provider behavior and any related impact on the residential mortgage industry;

•	our ability to accurately forecast revenues and appropriately plan our expenses;

•	the number of Encompass users, including contracted Encompass users;

•	the effectiveness of our marketing and sales efforts to attract new and retain existing Encompass users and Ellie Mae Network participants;

•	transaction volume on the Ellie Mae Network;

•	the level of demand for our Encompass Docs Solution, our Encompass Product & Pricing Service, our Encompass Compliance Service, our Encompass CRM service and the other services we offer;

•	our ability to keep secure the confidential information of the customers of the users of our software and services;

•	our ability to enhance the features and functionality of our software and services, including the development and successful deployment of our next generation Encompass platform;

•	the timing of the introduction and acceptance of new software and services;

•	changes in government regulation affecting mortgage lenders and Ellie Mae Network participants or our business, and potential structural changes in the U.S. residential mortgage industry;

•	customer retention, renewal and upgrade rates;

•	the increased time, cost and complexity that may be required to successfully target larger customers;

•	our ability to scale our operations and increase productivity to support our existing and growing customer base;

•	our expected increase in investment in our products and services;

•	our ability to successfully manage our growth and any future acquisitions of businesses, solutions or technologies;

•	the risk that the anticipated benefits and growth prospects expected from our recent acquisitions may not be fully realized or may take longer to realize than expected;

•	the timing of future acquisitions of businesses, solutions or technologies and new product launches;

•	the impact of uncertain domestic and worldwide economic conditions, including the resulting effect on residential mortgage volumes;

•	the attraction and retention of qualified employees and key personnel;

•	our ability to compete effectively in a highly competitive market and adapt to technological changes;

•	our ability to protect our intellectual property, including our proprietary Encompass software;

•	costs associated with defending intellectual property infringement and other claims; our ability to maintain effective internal controls;

•	the risk of natural and man-made catastrophic interruptions to our business; and

•	the risks set forth in the section captioned “Risk Factors” in this report.
We do not assume any obligation to update any forward-looking statements, except as required by law.
In this report, references to “Ellie Mae,” the “Company,” “we,” “our” or “us” refer to Ellie Mae, Inc. together with its subsidiaries, unless the context requires otherwise.

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
The Ellie Mae Network electronically connects approximately 177,000 mortgage professionals using Encompass to the broad array of mortgage lenders, investors, and third-party service providers integral to the origination and funding of residential mortgages. During the mortgage origination process, mortgage originators may order various services through the Ellie Mae Network, including credit reports; product eligibility and pricing services; automated underwriting services; appraisals; title reports; insurance; flood certifications and flood insurance; compliance reviews; fraud detection; document preparation; and verification of income, identity, and employment. Mortgage originators can also initiate secure data transmission to and from lenders and investors.
On-demand revenues are generated primarily from subscriptions to the company-hosted Encompass Software that customers access through the Internet, including customers who pay fees based on the number of loans they close, or success basis, subject to monthly base fees, which we refer to as Success-Based Pricing, and related professional services such as consulting, implementation, and training services. On-demand revenues also include software related services that are sold on a transactional basis; Ellie Mae Network transaction fees paid by service providers, lenders, investors, and certain government-sponsored entities participating on the Ellie Mae Network; education and training; and loan product and guideline data and analytics services that are provided under the AllRegs brand. On-premise revenues are generated from customer-hosted software licenses and related professional services and maintenance services. As of June 30, 2016, we completed the migration of customers to our on-demand Encompass offering, and we do not expect to generate on-premise revenues in the future.
Our on-demand revenues typically, but not always, track the seasonality of the residential mortgage industry, with increased activity in the second and third quarters and reduced activity in the first and fourth quarters as home buyers tend to purchase their homes during the spring and summer in order to move to a new home before the start of the school year. Mortgage volumes are also impacted by other factors such as interest rate fluctuations, home sale activity, regulatory changes such as the TILA-RESPA Integrated Disclosure rule which became effective in October 2015, and general economic conditions, which can lead to departures from the typical seasonal pattern. During the first half of 2017, mortgage volumes declined relative to the first half of 2016 due to an increase in mortgage interest rates resulting in lower refinancings. This had the effect of reducing the number of closed loans per active user on our platform in the second quarter of 2017 relative to the same period in 2016. Although the market is expected to transition to one in which increasing volumes are driven primarily by demand for home purchases, a tight housing supply in certain markets is currently limiting the rate of growth in purchase volumes. As a result, closed loans per average active user on our platform are expected to continue to be lower in the second half of 2017 relative to the same period in 2016.
In spite of lower industry volume, we expect to increase revenue in 2017 and beyond through the use of our platform to both process an increasing percentage of loans originated in the United States, and to increase revenue earned per loan. This is achieved by the continued addition of new users, increasing productivity of our users through the use of Encompass and the increased adoption of our service offerings by our users.
We currently estimate that approximately 25% to 35% of our revenues have some direct sensitivity to volume. The base fee portion of success-based revenues, subscription revenues, and professional services revenues, are generally not affected by fluctuations in mortgage origination volume.
We are investing aggressively in initiatives that we believe will help us continue to grow our business, improve our products and services, and strengthen our competitive advantage while bringing sustainable long-term value to our customers. Our recent launch of Developer Connect will enable developers to create new features for Encompass, easily integrate Encompass with external systems and data, and build and deploy custom applications in the cloud. We believe this open and simplified architecture will enable us to deploy add-on services more easily and drive significantly more revenue per loan. In addition, lenders are also looking for a technology partner to deliver a better digital mortgage experience to consumers. Here, our Consumer Connect solution allows lenders to provide better digital tools and a more easy-to-use web based experience as a seamless extension of Encompass.

During 2016 and the first two quarters of 2017, we increased our investment in advancements to our platform, research and development, technology infrastructure, and data security to support our user additions, increased volumes of customer data and to maintain the confidentiality of our customers’ data. This includes the rollout of our Connect solutions in the first half of 2017, the development of our hybrid cloud infrastructure to accommodate new users, and our next generation Encompass platform, which we expect to incrementally introduce in 2018. The amortization expense of capitalized costs associated with our Connect solutions decreased our gross margin percentage and increased operating expenses in the first six months of 2017 as compared to the same period in 2016. Conversely, capitalized costs associated with solutions that have not yet rolled out remain as an asset on our Condensed Consolidated Balance Sheet and reduced expense in the period they are capitalized.
We have also invested in our sales and client services capabilities to continue to increase sales of our products and to assist our customers in implementing our solutions. These investments include expanding our talent across the organization by hiring additional personnel. To continue to support customers as we grow our business and further differentiate ourselves, we intend to invest in key areas such as research and development, enterprise sales, services, technical support, data security, and data center infrastructure. We expect that our cost of revenues will continue to increase as our revenues increase, as we make additional and accelerated investments to bolster our infrastructure and enhance our system capacity, reliability, and data security, as we place new internal-use software into service, as we pursue additional strategic acquisitions, and as we continue to hire personnel in our implementation and customer support departments to support new customers and provide new services. As we continue to invest in these areas, such expenditures may affect our ability to improve our margins as we grow revenue.
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
We are responding to these trends as follows:
Greater focus on operational efficiencies. The average total production cost per loan was $8,887 in the first quarter of 20171. We expect operational costs to continue to be a significant consideration for mortgage originators due to the continuously changing regulatory environment and heightened quality standards. By automating many of the functions of mortgage origination, we enable our users to comply with regulations and process quality loans more efficiently and effectively. This reduces the cost of originating loans and lowers the risk of buy-back demands from investors resulting from poorly originated or documented loans or loans that fail to comply with applicable regulations. We continually address the changing needs of our customers by developing and enhancing tools to allow for simplified regulatory compliance, increased availability of information, and enhanced system functionality and performance.
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

________________

1	Mortgage Bankers Association, Independent Mortgage Bank Volumes Decrease, Production Profits Drop in 1st Quarter 2017, June 6, 2017.

Changes in regulation affecting lenders and investors. Regulations continue to be subject to change and many regulatory reforms have significantly increased the complexity and importance of regulatory compliance. We devote considerable resources to continually upgrade our software to help our customers address regulatory changes. We offer Encompass Compliance Service, which analyzes mortgage loan data for compliance with consumer protection laws and institutionally mandated compliance policies and also alerts users to possible violations of these laws and policies. In addition, we have a staff of attorneys who work with compliance experts and help ensure that documents prepared using our software and the processes recommended by the Encompass workflow comply with applicable rules and regulations. For example, additional tools and product updates were required to address the Ability-to-Repay/Qualified Mortgage and Federal and State High Cost rules that became effective in January 2014. In addition, we updated certain of our products to comply with the TILA-RESPA Integrated Disclosure rule changes that took effect in October 2015 and we will provide a complete offering of readiness initiatives, tools and training programs in advance of the 2018 Home Mortgage Disclosure Act and Regulation C (HMDA) collection and reporting changes. We believe we are well-positioned to help our customers comply with changing regulatory requirements as they are published and become effective. However, changes to existing laws or regulations or adoption of new laws or regulations relating to the residential mortgage industry could require us to incur significant costs to update our products and services so that our customers remain compliant with such laws and regulations.
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
Acquisition Strategy
Our industry is highly fragmented, and we are evaluating strategic opportunities available to acquire technology-based companies that will complement and increase the attractiveness of our solutions. In October 2015, for example, we acquired substantially all of the assets of Mortgage Returns, LLC, a company that provides on-demand customer relationship management, or CRM, and marketing automation solutions for the residential mortgage industry. With the acquisition of Mortgage Returns, we are responding to the needs of our customers by adding a robust CRM solution for lenders of all sizes. We believe such acquisitions enhance our product and service offerings and further our mission of automating the entire end-to-end mortgage process for our customers.
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
The following table shows these operating metrics as of and for the three and six months ended June 30, 2017 and 2016:

	Three Months ended June 30,		Six Months ended June 30,
	2017	2016	2017	2016
Revenues (in thousands):
Total revenues	$104,125	$90,098	$197,127	$163,723
Total contracted revenues	$67,106	$49,582	$129,964	$95,538
Users at end of period:
Contracted users	231,919	192,980	231,919	192,980
Active users	177,366	153,334	177,366	153,334
Active users as a percentage of contracted users	76%	79%	76%	79%
Average active users:
Average active users during the period	175,266	149,876	172,021	145,478
Revenue per average active user during the period	$594	$601	$1,146	$1,125
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
On-demand Revenue
On-demand revenue is generated from the company-hosted Encompass Software subscriptions that customers access through the Internet. On-demand revenue is comprised of fees for software services sold both as a subscription and transactionally, including fees based on a per closed loan, or success basis, subject to monthly base fees, which we refer to as Success-Based Pricing; Ellie Mae Network fees; education and training, loan product, policy and guideline data and analytics services under the AllRegs brand; and professional services which include consulting, implementation, and training services.
On-premise Revenue
On-premise revenue is generated from maintenance services, sales of customer-hosted Encompass software licenses, and related professional services. As of June 30, 2016, we completed the migration of customers to our on-demand Encompass offering, and we do not expect to generate on-premise revenues in the future.
Cost of Revenues and Operating Expenses
Cost of Revenues
Our cost of revenues consists primarily of: salaries and benefits, including stock-based compensation expense; data center operating costs; depreciation on data center computer equipment; amortization of internal-use software and acquired intangible assets such as developed technology and trade names; customer support; professional services associated with implementation of our software; third-party royalty expenses; and allocated facilities costs. We expect that our cost of revenues will continue to increase in absolute dollars as our revenues increase, as we make additional and accelerated investments to bolster our infrastructure and enhance our system capacity, reliability, and data security, as we place new internal-use software into service, as we pursue additional strategic acquisitions, and as we continue to hire personnel in our implementation and customer support departments to support new customers and provide new services. We anticipate that we will continue to invest in key areas such as internal-use software, our services, technical support, data security, and data center infrastructure to better support our customers and further differentiate ourselves. This will include development of our next generation Encompass platform, which we expect to place into service during 2018.
Sales and Marketing
Our sales and marketing expenses consist primarily of: salaries, benefits, and incentive compensation, including stock-based compensation expense and commissions; allocated facilities costs; expenses for trade shows, public relations, our annual user conference, and other promotional and marketing activities; expenses for travel and entertainment; and amortization of acquired intangible assets such as customer relationships. We expect that our sales and marketing expenses will continue to increase as we hire additional sales personnel in order to address anticipated demand for our software solutions, as we pursue additional strategic acquisitions and as our annual user conference continues to increase in size. We also intend to increase marketing activities focused on our Encompass Lending Platform, our Ellie Mae Network offerings, and our other Encompass services.
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
Income Taxes
On a quarterly basis, we evaluate our expected income tax expense or benefit based on our year-to-date operations, and we record an adjustment in the current quarter. The net tax provision is the result of the mix of profits earned by us and our subsidiaries in tax jurisdictions with a broad range of income tax rates. We are required to estimate deferred tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities measured using the enacted tax rates that will be in effect when the differences are expected to reverse. In general, deferred tax assets represent future tax benefits to be received when certain expenses previously recognized in our consolidated statements of operations become deductible expenses under applicable income tax laws or loss or credit carry forwards are utilized. Accordingly, realization of our deferred tax assets is dependent on future taxable income against which these deductions, losses, and credits can be utilized. Management uses judgment to assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not more likely than not, we must establish a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. We adopted ASU 2016-09 as of January 1, 2017. As a result of the adoption, excess tax benefits are recognized as income tax benefit or expense when stock awards vest or are settled, which reduced our effective tax rate for the first half of 2017. Given the inherent uncertainty in predicting future share-based transactions, actual benefits realized may vary, and may result in volatility to our income tax expense or benefit.

Critical Accounting Policies and Estimates
There have been no material changes during the three and six months ended June 30, 2017 to our critical accounting policies and estimates previously disclosed in our 2016 Form 10-K except in relation to our adoption of ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Shared-Based Payment Accounting on January 1, 2017, whereby we now record excess tax benefits and tax deficiencies as income tax benefit or expense when stock awards vest or settle, and we no longer classify the cash flow from excess tax benefits as a reduction from operating cash flows. This resulted in a $1.2 million increase in net cash provided by operating activities and a corresponding $1.2 million decrease in net cash provided by financing activities for the six months ended June 30, 2016.
Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months ended June 30,		Six Months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Revenues	$104,125	$90,098	$197,127	$163,723
Cost of revenues(1)	38,267	28,453	73,035	55,084
Gross profit	65,858	61,645	124,092	108,639
Operating expenses:
Sales and marketing(1)	13,860	12,506	33,240	27,792
Research and development(1)	16,046	14,662	33,453	27,115
General and administrative(1)	18,727	17,793	35,669	33,525
Total operating expenses	48,633	44,961	102,362	88,432
Income from operations	17,225	16,684	21,730	20,207
Other income, net	762	162	1,263	361
Income before income taxes	17,987	16,846	22,993	20,568
Income tax provision (benefit)	(836)	6,258	(5,429)	7,474
Net income	$18,823	$10,588	$28,422	$13,094
________________
(1) Stock-based compensation included in the above line items:

	Three Months ended June 30,		Six Months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Cost of revenues	$1,675	$1,132	$3,119	$2,102
Sales and marketing	1,258	1,059	2,434	1,937
Research and development	2,098	1,944	3,959	3,448
General and administrative	3,479	3,883	6,849	7,221
	$8,510	$8,018	$16,361	$14,708

	Three Months ended June 30,		Six Months ended June 30,
	2017	2016	2017	2016

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	36.7	31.6	37.0	33.6
Gross profit	63.3	68.4	63.0	66.4
Operating expenses:
Sales and marketing	13.3	13.9	16.9	17.0
Research and development	15.4	16.3	17.0	16.6
General and administrative	18.0	19.7	18.1	20.4
Total operating expenses	46.7	49.9	52.0	54.0
Income from operations	16.6	18.5	11.0	12.4
Other income, net	0.7	0.2	0.6	0.2
Income before income taxes	17.3	18.7	11.6	12.6
Income tax provision (benefit)	(0.8)	6.9	(2.8)	4.6
Net income	18.1%	11.8%	14.4%	8.0%
Comparison of the Three and Six Months Ended June 30, 2017 and 2016
Revenues
The following table sets forth our revenues by type for the periods presented:

	Three Months ended June 30,		Six Months ended June 30,
	2017	2016	2017	2016
	(dollars in thousands)
Revenue by type:
On-demand	$104,125	$89,906	$197,127	$163,005
On-premise	—	192	—	718
Total	$104,125	$90,098	$197,127	$163,723

	Three Months ended June 30,		Six Months ended June 30,
	2017	2016	2017	2016
Revenue by type:
On-demand	100.0%	99.8%	100.0%	99.6%
On-premise	—%	0.2%	—%	0.4%
Total	100.0%	100.0%	100.0%	100.0%
Three months ended June 30, 2017. Total revenues increased $14.0 million, or 15.6%, for the three months ended June 30, 2017 as compared to the same period in 2016.
On-demand revenues increased by $14.2 million, or 15.8% during the three months ended June 30, 2017, primarily due to a 20.2% increase in contracted users as of June 30, 2017 compared to the same period in 2016, partially offset by lower mortgage origination volumes driven mainly by an industrywide decrease in refinancings due to higher interest rates. The increase in contracted users resulted in a $9.6 million increase in Encompass revenue mainly attributable to a $12.6 million, or 35.2%, increase in base fees, partially offset by a decrease of $3.0 million in additional closed loan fees, which are assessed for loans closed in excess of base fees under our Success-Based Pricing model. Significantly lower refinance origination volumes had the effect of reducing closed loans per average active user in the second quarter of 2017 as compared to same quarter in 2016 resulting in a reduction in revenue per average active user.
The implementation of new users and increased use of training other technical support offerings also contributed to a $3.7 million increase in revenues from professional services, and we had a $0.6 million increase in network revenues from increased usage of third-party providers of services needed to process loans.

We did not generate any on-premise revenues in the three months ended June 30, 2017 compared to $0.2 million in the same period in 2016, primarily due to the completion of all on-premise customers’ migration to our on-demand Encompass offering. We do not expect to generate on-premise revenues in the future.
Six months ended June 30, 2017. Total revenues increased $33.4 million, or 20.4%, for the six months ended June 30, 2017 as compared to the same period of 2016.
On-demand revenues increased by $34.1 million, or 20.9%, during the six months ended June 30, 2017, primarily due to a 20.2% increase in contracted users as of June 30, 2017 compared to the same period in 2016, partially offset by lower mortgage origination volumes driven mainly by an industrywide decrease in refinancings due to higher interest rates. The increase in contracted users resulted in a $22.3 million increase in Encompass revenue mainly attributable to a $26.5 million, or 39.2%, increase in base fees, partially offset by a decrease of $4.2 million in additional closed loan fees, which are assessed for loans closed in excess of base fees under our Success-Based Pricing model.
The implementation of new users and increased use of training other technical support offerings also contributed to a $7.8 million increase in revenues from professional services. We also had a $3.3 million increase in revenues from other software and services due to increased usage by Encompass users, and a $1.5 million increase in network revenues from increased usage of third-party providers of services needed to process loans.
We did not generate on-premise revenues in the six months ended June 30, 2017 compared to $0.7 million in the same period in 2016, primarily due to the completion of all on-premise customers’ migration to our on-demand Encompass offering, and we do not expect to generate on-premise revenues in the future.
Gross Profit

	Three Months ended June 30,		Six Months ended June 30,
	2017	2016	2017	2016
	(dollars in thousands)
Gross profit	$65,858	$61,645	$124,092	$108,639
Gross margin	63.3%	68.4%	63.0%	66.4%
Gross profit increased by $4.2 million and gross margin percentage decreased by 5.1% during the three months ended June 30, 2017 as compared to the same period in 2016. Revenues increased by $14.0 million and cost of revenues increased by $9.8 million. The decrease in the gross margin percentage was the result of a higher increase in cost relative to the increase in revenue. The increase in cost primarily include a $4.1 million increase in amortization expense related to internal-use software and depreciation expense related to infrastructure hardware placed into service, a $2.9 million increase in salaries, employee benefits, and stock-based compensation expenses associated with additional headcount for our professional services and customer support organizations in anticipation of continued increasing demand for our software solutions, a $1.8 million increase in third-party royalty expenses arising from the increased revenues, and a $1.1 million increase in expenses related to upgrades and services to our data centers hardware and technology as we increase capacity relating to new customers through our hybrid cloud architecture.
Gross profit increased by $15.5 million and gross margin percentage decreased by 3.4% during the six months ended June 30, 2017 as compared to the same period in 2016. Revenues increased by $33.4 million and cost of revenues increased by $18.0 million. The decrease in the gross margin percentage was the result of a higher increase in cost relative to the increase in revenues. The increase in cost primarily includes a $7.5 million increase in amortization expense related to internal-use software and depreciation expense related to infrastructure hardware placed into service, a $6.2 million increase in salaries, employee benefits, and stock-based compensation expenses associated with increased headcount in our professional services and customer support organizations in anticipation of continued increasing demand for our software solutions, a $2.7 million increase in third-party royalty expenses arising from the increased revenues, and a $2.2 million increase in expenses related to upgrades and services to our data centers hardware and technology as we increase capacity related to new customers.

Sales and Marketing

	Three Months ended June 30,		Six Months ended June 30,
	2017	2016	2017	2016
	(dollars in thousands)
Sales and marketing	$13,860	$12,506	$33,240	$27,792
Sales and marketing as a % of revenues	13.3%	13.9%	16.9%	17.0%
Sales and marketing expenses increased by $1.4 million, or 10.8%, for the three months ended June 30, 2017 as compared to the same period in 2016. Sales and marketing expenses as a percentage of revenues decreased by 0.6%. The increase in sales and marketing expenses was primarily due to a $1.5 million increase in salaries, employee benefits, and stock-based compensation expenses related to increased headcount as we continue to grow our sales and marketing department in an effort to increase our market share and address anticipated demand for our software solutions.
Sales and marketing expenses increased by $5.4 million, or 19.6%, for the six months ended June 30, 2017 as compared to the same period in 2016. Sales and marketing expenses as a percentage of revenues remained relatively flat. The increase in sales and marketing expenses were primarily due to a $3.1 million increase in salaries, employee benefits, and stock-based compensation expenses related to increased headcount as we continue to grow our sales and marketing department in an effort to increase our market share and address anticipated demand for our software solutions, a $1.1 million increase in marketing and promotion expenses including our user conference, and a $0.2 million increase in commissions paid to our sales representatives arising from the increased bookings.
Research and Development

	Three Months ended June 30,		Six Months ended June 30,
	2017	2016	2017	2016
	(dollars in thousands)
Research and development	$16,046	$14,662	$33,453	$27,115
Research and development as a % of revenues	15.4%	16.3%	17.0%	16.6%
Research and development expenses increased by $1.4 million, or 9.4%, for the three months ended June 30, 2017 as compared to the same period in 2016. Research and development expenses as a percentage of revenues decreased by 0.9%. The increase in research and development expenses were primarily driven by salaries, employee benefits, and stock-based compensation expenses related to increased headcount and fees to contractors as we continue to invest in our products and services.
Research and development expenses increased by $6.3 million, or 23.4%, for the six months ended June 30, 2017 compared to the same period in 2016. Research and development expenses as a percentage of revenues increased by 0.4%. The increase in research and development expenses were primarily driven by salaries, employee benefits, and stock-based compensation expenses related to increased headcount and fees to contractors as we continue to invest in our products and services.
General and Administrative

	Three Months ended June 30,		Six Months ended June 30,
	2017	2016	2017	2016
	(dollars in thousands)
General and administrative	$18,727	$17,793	$35,669	$33,525
General and administrative as a % of revenues	18.0%	19.7%	18.1%	20.4%
General and administrative expenses increased by $0.9 million, or 5.2%, for the three months ended June 30, 2017 as compared to the same period in 2016. General and administrative expenses as a percentage of revenues decreased by 1.7%. The increase in general and administrative expenses was primarily due to a $0.6 million increase in third-party consulting services, and a $0.2 million increase in salaries, stock-based compensation, and employee benefits related to increased headcount.
General and administrative expenses increased by $2.1 million, or 6.4%, for the six months ended June 30, 2017 as compared to the same period in 2016. General and administrative expenses as a percentage of revenues decreased by 2.3%. The increase in general and administrative expenses were primarily due to a $1.7 million increase in salaries, stock-based compensation, and employee benefits related to increased headcount.

Income Tax Provision

	Three Months ended June 30,		Six Months ended June 30,
	2017	2016	2017	2016
	(dollars in thousands)
Income tax provision (benefit)	$(836)	$6,258	$(5,429)	$7,474
Effective tax rate(1)	(4.7)%	37.2%	(23.6)%	36.3%
________________
(1) Adoption of ASU 2016-09 resulted in a favorable effective tax rate impact of 40.9% and 60.1% for the three and six months ended June 30, 2017, respectively.
Income tax provision was a benefit of $0.8 million for the three months ended June 30, 2017, compared to an expense of $6.3 million for the three months ended June 30, 2016. The decrease in income tax provision was primarily due to the inclusion of excess tax benefits from stock based awards as a benefit in the income statement due to the adoption of ASU 2016-09. For further details regarding the adoption of ASU 2016-09, please refer to Note 2 of the Notes to Condensed Consolidated Financial Statements.
Income tax provision was a benefit of $5.4 million for the six months ended June 30, 2017, compared to an expense of $7.5 million for the six months ended June 30, 2016. The decrease in income tax provision and the effective tax rate for the six months ended June 30, 2017 was primarily due to the inclusion of excess tax benefits from stock based awards as a benefit in the income statement due to the adoption of ASU 2016-09. For further details regarding the adoption of ASU 2016-09, please refer to Note 2 of the Notes to Condensed Consolidated Financial Statements.
Liquidity and Capital Resources
As of June 30, 2017, we had cash, cash equivalents, and short-term investments of $333.7 million and long-term investments of $121.1 million. This balance reflects cash proceeds of approximately $271.4 million from the public offering completed in August 2016 of 3,162,500 shares of common stock, net of underwriting discounts, and offering costs and expenses. Cash and cash equivalents consist of cash, money market accounts, and highly liquid investments purchased with an original maturity of three months or less. Both short and long-term investments consist of U.S. government notes, and U.S. government agency securities, corporate bonds and obligations, certificates of deposit and municipal obligations.
We believe that our existing cash, cash equivalents, and short-term investments will be sufficient to fund capital expenditures, operating expenses and other cash requirements for at least the next 12 months. We may use our cash and investments to repurchase our stock. We may enter into acquisitions in the future, which could be funded by our cash and investments or require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
The following table sets forth our statement of cash flows data for the periods presented:

	Six Months ended June 30,		Net
	2017	2016	Change
	(in thousands)
Net cash provided by operating activities	$35,021	$23,206	11,815
Net cash used in investing activities	(200,962)	(16,003)	(184,959)
Net cash provided by (used in) financing activities	(1,762)	3,010	(4,772)
Net increase (decrease) in cash and cash equivalents	$(167,703)	$10,213	$(177,916)
Operating Activities
Cash provided by operating activities for the six months ended June 30, 2017 increased by $11.8 million as compared to the same period in 2016. In the condensed consolidated statements of cash flows, cash provided by operating activities is presented as net income adjusted for non-cash items and changes in operating assets and liabilities. Net income increased by $15.3 million for the six months ended June 30, 2017 as compared to the same period in 2016. Non-cash items resulted in a net decrease in cash from operations of $4.0 million for the six months ended June 30, 2017 as compared to the same period in 2016. Changes in operating assets and liabilities resulted in a net increase in cash from operations of $0.5 million for the six months ended June 30, 2017 as compared to the same period in 2016.
The $4.0 million decrease in the net contribution of non-cash items to cash provided by operating activities was primarily due to a $7.6 million increase in depreciation/amortization expense from data center equipment, internal-use software, leasehold improvements, and furniture and fixtures placed into service and a $1.7 million increase in stock-based compensation expense due to increased headcount, partially offset by a $11.8 million decrease in cash flow due to the increase in deferred tax assets.
Changes in operating assets and liabilities resulted in a net increase of $0.5 million to cash provided by operating activities for the six months ended June 30, 2017 as compared to the same period in 2016. Our net accounts receivable balance fluctuates from period to period, depending on the amount and timing of sales and billing activity, our customers’ payment method, and cash collections. Additionally, we experienced overall growth in our accounts receivable balance due to increased revenue for the six months ended June 30, 2017 as compared to the same period in 2016. The change in prepaid expenses and other current assets was primarily due to the timing of payments for software services and other maintenance. The change in accounts payable and accrued and other liabilities was primarily due to the annual payment of variable compensation costs in March 2017 as well as the timing of additional liabilities and payments in general, and does not reflect any significant change in the nature of accrued liabilities. The decrease in deferred revenue is primarily the result of timing of customer payments and the completion of professional services projects.
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
Cash used in investing activities of $201.0 million for the six months ended June 30, 2017 was primarily the result of $21.8 million in expenditures for purchases of property, including capital improvements to our new corporate headquarters, investments to bolster our infrastructure and enhance our system capacity, reliability, and security, and $25.5 million in expenditures incurred to develop internal-use software and website applications, including the development of our next generation Encompass platform. We also incurred $153.7 million in net purchases of investments.
Cash used in investing activities of $16.0 million for the six months ended June 30, 2016 was primarily the result of $15.6 million in expenditures for purchases of property, including capital improvements to our new corporate headquarters, investments to bolster our infrastructure and enhance our system capacity, reliability, and security, and $16.4 million expenditures incurred to develop internal-use software and website applications, including the development of our next generation Encompass platform. Additionally, we sold net $15.9 million of investments to fund these expenditures.
Financing Activities
Financing activities have consisted primarily of cash provided from the exercise of stock options and purchases under the employee stock purchase plan, reduced by the payments related to capital lease obligations, repurchases of common stock and tax payments related to shares withheld for vested restricted stock units, or RSUs. In August 2016, we completed a public offering of common stock and sold a total of 3,162,500 shares of our common stock for total cash proceeds of approximately $271.4 million, net of underwriting discounts, and offering costs and expenses of approximately $13.2 million, which will be used for general corporate purposes, including working capital, sales and marketing activities, general and administrative matters and capital expenditures, and we may also use the net proceeds for the acquisition of, or investment in, technologies, solutions or businesses that complement our business. In May 2014, our board of directors approved a stock repurchase program under which we are authorized to repurchase up to $75.0 million of our common stock over a 36-month period. This program ended in May 2017 and the Company did not repurchase any shares during the first five months of 2017.
Cash used in financing activities of $1.8 million for the six months ended June 30, 2017 consisted primarily of $11.4 million in tax payments related to shares withheld for vested RSUs, partially offset by $10.2 million in proceeds from employee stock purchases and the exercise of stock options.
Cash provided by financing activities of $3.0 million for the six months ended June 30, 2016 consisted primarily of $9.1 million in proceeds from employee stock purchases and the exercise of stock options, partially offset by $6.1 million in payments on capital leases and tax payments related to shares withheld for vested RSUs.
Off Balance Sheet Arrangements
As of June 30, 2017, we had no off-balance sheet arrangements, and operating leases were the only financing arrangements not reported on our condensed consolidated financial statements.

Contractual Obligations
During the six months ended June 30, 2017, there have been no material changes to our contractual obligations outside the ordinary course of business from those specified in the 2016 Form 10-K.
ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We believe that there have been no significant changes in our market risk exposures for the three and six months ended June 30, 2017, as compared with those discussed in our 2016 Form 10-K.
ITEM 4—CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
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
We collect, process, transmit, and maintain certain confidential information relating to the customers (borrowers and loan applicants) of the users of our software and services, including personally identifiable information. This information resides on data center servers hosted by third-party providers, and is transmitted to, across, and from our networks. While we have security measures in place to protect this information and prevent security breaches, these security measures may be compromised as a result of third-party action, including intentional misconduct by computer hackers, advanced persistent cyber-attacks (by hacktivists or cybercriminal organizations), employee error or malfeasance, service provider or vendor error, malfeasance or other intentional or unintentional acts by third parties. Furthermore, our customers’ data, including personally identifiable information, may be lost, exposed, or subject to unauthorized access and/or use as a result of accidents, errors, or malfeasance by our employees, independent contractors, or others working with us or on our behalf. Our servers and systems, and those of our service providers, may also be vulnerable to computer malware, break-ins, denial-of service attacks, and similar disruptions from unauthorized tampering with our computer systems, which could result in someone obtaining unauthorized access to our customers’ data or our data, including our intellectual property and other confidential business information. Because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. The possession and use of personally identifiable information in conducting our business subjects us to legislative and regulatory burdens that may require notification to customers in the event of a security breach, restrict our use of personally identifiable information, and hinder our ability to acquire new customers or market to existing customers.
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
Our success will depend on (i) the willingness of mortgage lenders to continue to accept the SaaS model for delivering software applications that they view as critical to the success of their business, (ii) our ability to successfully deliver new and improved SaaS service offerings that meet the needs of mortgage lenders, (iii) the available market of potential users of our services and our ability to sell our services to these potential users.
It is difficult to predict customer adoption rates and demand for our services, the future growth rate and size of the market for our service offerings or the entry of competitive applications. The growth of the mortgage technology market depends on a number of factors, including the cost, performance, and perceived value associated with product offerings, most notably SaaS offerings such as our own, including the extent to which SaaS companies are successful in continuing to address security and reliability concerns. If other SaaS providers experience security incidents, loss of customer data, disruptions in delivery or other problems, the market for SaaS applications as a whole, including our own products and services, may be negatively affected. If there is a reduction in demand for mortgage technology caused by technological challenges, weakening economic conditions, interest rate increases, security or privacy concerns, competing technologies, and products, decreases in spending by mortgage lenders, a decrease in the number of potential users of our service offerings, it could result in decreased revenues and our business could be adversely affected. In addition, we will need to continue to expand and optimize our sales infrastructure in order to grow our customer base and our business. Identifying and recruiting qualified personnel and training them in the use of our software requires significant time, expense, and attention.
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
A decrease in mortgage lending volume could materially adversely affect our business.
Mortgage lending volume decreased substantially in the first two quarters of 2017 relative to 2016 and may continue to decrease materially in the remaining quarters of 2017 and future years, which could materially adversely affect our business and our operating results. Factors that adversely impact mortgage lending volumes include increasing mortgage interest rates, reduced consumer and investor demand for mortgages, more stringent underwriting guidelines, decreased liquidity in the secondary mortgage market, high levels of unemployment, high levels of consumer debt, lower consumer confidence, changes in tax and other regulatory policies, the number of existing mortgages eligible for refinancing, the available inventory of housing and other macroeconomic factors.
Mortgage interest rates are influenced by a number of factors, including monetary policy. The Federal Reserve Bank raised the target federal funds rate by 0.25% in each of March 2017 and June 2017, the most recent increase from 1.00% to 1.25%, and signaled that the federal funds rate could be increased further over the next several years. The increase in the federal funds rate since December 2016 has contributed to an increase in mortgage interest rates in 2017 and may result in future mortgage interest rate increases. Increases in mortgage interest rates have materially reduced the volume of new mortgages originated in the first half of 2017 relative to 2016, in particular the volume of mortgage refinancings, and future increases may further decrease the volume of new mortgages originated. In addition, our on-demand revenues typically, but not always, track the seasonality of the residential mortgage industry, with increased activity in the second and third quarters and reduced activity in the first and fourth quarters as home buyers tend to purchase their homes during the spring and summer in order to move to a new home before the start of the school year. As a result, a higher percentage of our on-demand revenues have historically been recognized during those quarters.
We currently estimate that approximately 25% to 35% of our revenues have some direct sensitivity to volume. A decrease in residential mortgage volumes could materially adversely affect our business and operating results. Furthermore, a significant decrease in mortgage volume could negatively impact our customers, resulting in a reduction of their Encompass users, consolidation with other lenders or cessation of operations. If any of these occurs, it could materially adversely affect our business and operating results.
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
Our revenues and operating results have in the past varied and could in the future vary significantly from quarter-to-quarter and year-to-year because of a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be indicative of future operating results. In addition to other risk factors discussed in this section, factors that may contribute to the variability of our quarterly and annual results include:

•	the number of Encompass users;

•	the volume of mortgages originated by Encompass users, especially users on our Success-Based Pricing model;

•	transaction volume on the Ellie Mae Network;

•	fluctuations in mortgage lending volume and the number of closed loans relative to loan applications;

•	the relative mix of purchase and refinance volume handled by Encompass users;

•	the level of demand for our services;

•	the timing of the introduction and acceptance of new services and Ellie Mae Network service providers;

•	how quickly larger customers implement our services and use our services to originate and close loans;

•	any write-downs in the value of our property and equipment, goodwill or intangible assets as a result of our investment or acquisition activities;

•	costs associated with defending intellectual property infringement and other litigation claims;

•	changes in accounting rules applicable to our business; and

•	changes in government regulation affecting mortgage lenders and Ellie Mae Network participants or our business, and potential structural changes in the U.S. residential mortgage industry.
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

As we sell our services to larger customers, our sales cycle may become longer and more expensive, we may encounter pricing pressure and implementation challenges, and we may have to delay revenue recognition for some complex transactions or experience delays in these customers using our service to originate and close loans, all of which could harm our business and operating results.
Part of our business strategy is to target larger mortgage lenders that handle greater volumes of loans. As we target more of our sales efforts at larger customers, we could face greater costs, longer sales cycles, and less predictability in completing some of our sales. In this market, the customer’s decision to use our products and services may be an enterprise-wide decision and, if so, this type of sale could require us to provide greater levels of education regarding the use and benefits of our products and services. In addition, larger customers may demand more complex integration, implementation services, and features, which may result in implementations that take longer than we forecast or plan or delays in these customers using our service to originate and close loans. As a result of these factors, these sales opportunities may require us to devote greater sales support and professional services resources to individual customers, driving up costs and time required to complete sales and diverting our own sales and professional services resources to a smaller number of larger transactions. Furthermore, if implementations take longer than planned or these customers delay their use of our service to originate and close loans, we may be required to delay revenue recognition on some of these transactions until the technical or implementation requirements have been met and may not generate on demand revenue from these customers as quickly as we had forecast.
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
Our strategy of growing our business and increasing the number of Encompass users has placed and may continue to place significant demands on our technology systems and operational infrastructure. As our operations grow in size, scope, and complexity, we will need to expand, improve, and upgrade our technology systems and operational infrastructure, including the capabilities of the third-party data centers we utilize to offer an increasing number of customers enhanced solutions, features and functionality, and to ensure that our services are reliable.
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
We have experienced, and are continuing to experience, a period of rapid growth in our customers, headcount, and operations. In particular, we grew from approximately 270 employees as of December 31, 2011 to 1,195 employees as of June 30, 2017, and have also significantly increased the number of customers and active users of Encompass. We anticipate that we will significantly expand our operations and headcount in the near term, and will continue to expand our customer base. This growth has placed, and future growth will place, a significant strain on our management, general and administrative resources, and operational infrastructure.
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
The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to complete acquisitions successfully. Moreover, if such acquisitions require us to seek additional debt or equity financing, we may not be able to obtain such financing on terms favorable to us or at all. Acquisitions and investments involve numerous risks which may have a negative impact on our results of operations, including:

•	write-offs of acquired assets or investments;

•	potential financial and credit risks associated with acquired customers;

•	unknown liabilities associated with the acquired businesses;

•	unanticipated expenses related to acquired technology and its integration into existing technology;

•	limitations to our ability to recognize revenue from acquired deferred revenue;

•	the potential loss of key employees;

•	depreciation and amortization of amounts related to acquired intangible assets, fixed assets, and deferred compensation; and

•	adverse tax consequences of any such acquisitions.
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
Changes to existing laws or regulations or adoption of new laws or regulations relating to the residential mortgage industry may require us to incur significant costs to update our products and services so that our customers remain compliant with such laws and regulations. Our Encompass Compliance Service analyzes mortgage loan data for compliance with consumer protection laws and institutionally mandated compliance policies and must continually be updated to incorporate changes to such laws and policies. The Dodd-Frank Act has caused and will continue to cause us to make similar updates to Encompass, Encompass Compliance Service, Encompass Product and Pricing Service, Encompass Docs Solution, TQL, and the Ellie Mae Network to address, among other things, regulations that protect consumers against unfair, deceptive, and abusive practices by lenders. For example, additional tools and product updates were required to address the Ability-to-Repay/Qualified Mortgage and Federal and State High Cost rules that became effective in January 2014. In addition, we have updated certain products to comply with the TILA-RESPA Integrated Disclosure rule changes and the 2013 Loan Originator Rule under the Truth in Lending Act (Regulation Z) (TILA-RESPA Amendments) that became effective October 3, 2015. The final rule amending Regulation C to implement amendments to the Home Mortgage Disclosure Act (HMDA) made by section 1094 of the Dodd-Frank Act was published on

October 15, 2015. It includes various effective compliance dates, starting with January 1, 2017 through May 30, 2020. The final "Qualified Residential Mortgage" rule which implements the risk retention requirements in the Dodd-Frank Act became effective on December 24, 2015. On August 23, 2016, Fannie Mae and Freddie Mac published the first material updates to the Uniform Residential Loan Application (URLA) in more than 20 years which will become effective in 2018. These additions and updates have caused us to incur significant expense, and future updates will likely cause us to incur similar significant expense. For example, if the new U.S. presidential administration and U.S. Congress significantly change or repeal the mortgage lending portions of the Dodd-Frank Act or the CFBP announces new rules or repeals previously announced rules, we may need to incur significant expense to make updates to our products and services. In addition, if our products and services fail to address relevant laws and regulations, we could be subject to claims by our customers that we have breached our customer contracts as well as potential claims by borrowers or government agencies. Such claims could result in substantial costs and we could incur judgments or enter into settlements of claims that could have a material adverse effect on our business and operating results. Furthermore, if our products and services fail to address relevant laws and regulations this could result in negative publicity, damage to our reputation and brand, hinder our ability to enroll new customers and cause us to lose current customers, all of which could substantially harm our business and operating results.
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
The mortgage origination software market is highly competitive. There are many software providers that compete with us by offering loan origination software to mortgage originators, such as: Byte Software Inc., a subsidiary of CBCInnovis; Calyx Technology, Inc.; DH Corporation; Lending QB, Mortgage Builder Software, Inc., a subsidiary of Altisource Portfolio Solutions SA; Mortgage Cadence, which is owned by Accenture PLC; Wipro Gallagher Solutions, which is owned by Wipro, Ltd.; and LoanSphere Empower and LoanSphere LendingSpace, which are owned by Black Knight Financial Services, Inc. Some software providers, including Calyx Technology, Inc. and Black Knight Financial Services, Inc., also provide connectivity between their software users and lenders and service providers to make such services available to mortgage lenders. We also compete with compliance, document preparation service, and product eligibility and pricing service providers that are more established than us. There is vigorous competition among providers of these services and we may not succeed in convincing potential customers using other services to switch to ours. In addition, some of our competitors are consolidating which facilitates greater cross-selling of services, which could weaken our ability to differentiate our offering in the market. Some of our competitors also offer services on a per closed loan basis, which could adversely impact the effectiveness of our Success-Based Pricing strategy for increasing the number of Encompass customers. If we are unsuccessful in competing effectively by providing attractive functionality, customer service or value, we could lose existing Encompass users to our competitors and our ability to attract new Encompass users could be harmed.
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
We may execute stock repurchase programs, when authorized by the board of directors, that may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock.
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
ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as the term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of our common stock during the three months ended June 30, 2017:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number	Approximate
			of Shares	Dollar Value or
	Total		Purchased as	Shares that May
	Number of	Average	Part of Publicly	Yet be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs (1)
April 1, 2017 to April 30, 2017	—	$—	—	$ 42,806,483 (1)
May 1, 2017 to May 31, 2017	—	$—	—	$ 42,806,483 (1)
June 1, 2017 to June 30, 2017	—	$—	—	$—
_________________
(1) In May 2014, our board of directors approved a stock repurchase program under which we are authorized to repurchase up to $75.0 million of our common stock in which all shares are retired upon repurchase. This program ended in May 2017.
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

ELLIE MAE, INC.

Date:	August 3, 2017	By:	/s/ Matthew LaVay
Matthew LaVay
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized signatory)