Form 10-Q
period 2017-09-30
ELLIE MAE INC
filed 2017-11-09
CIK 1122388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:
As of November 1, 2017:

Class	Number of Shares
Common Stock, $0.0001 par value	34,536,251

PART I—FINANCIAL INFORMATION
ITEM 1—CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Ellie Mae, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share amounts)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$246,832	$380,907
Short-term investments	119,327	41,841
Accounts receivable, net of allowance for doubtful accounts of $270 and $45 as of September 30, 2017 and December 31, 2016, respectively	48,987	39,358
Prepaid expenses and other current assets	17,324	15,209
Total current assets	432,470	477,315
Property and equipment, net	166,864	126,297
Long-term investments	112,874	45,931
Intangible assets, net	14,056	17,289
Deposits and other assets	18,132	10,138
Goodwill	74,547	74,547
Total assets	$818,943	$751,517
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$14,537	$15,942
Accrued and other current liabilities	21,121	39,809
Deferred revenue	20,322	23,126
Total current liabilities	55,980	78,877
Other long-term liabilities	16,316	17,732
Total liabilities	72,296	96,609
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, $0.0001 par value per share; 140,000,000 authorized shares, 34,526,383 and 33,685,649 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	3	3
Additional paid-in capital	646,343	612,098
Accumulated other comprehensive loss	(211)	(219)
Retained earnings	100,512	43,026
Total stockholders' equity	746,647	654,908
Total liabilities and stockholders' equity	$818,943	$751,517

See accompanying notes to these condensed consolidated financial statements (unaudited).

Ellie Mae, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months ended September 30,		Nine Months ended September 30,
	2017	2016	2017	2016
Revenues	$107,029	$100,381	$304,156	$264,104
Cost of revenues	39,603	32,218	112,638	87,302
Gross profit	67,426	68,163	191,518	176,802
Operating expenses:
Sales and marketing	13,522	12,654	46,762	40,446
Research and development	15,901	15,081	49,354	42,196
General and administrative	20,159	19,360	55,828	52,885
Total operating expenses	49,582	47,095	151,944	135,527
Income from operations	17,844	21,068	39,574	41,275
Other income, net	1,140	204	2,403	565
Income before income taxes	18,984	21,272	41,977	41,840
Income tax provision (benefit)	4,465	7,492	(964)	14,966
Net income	$14,519	$13,780	$42,941	$26,874
Net income per share of common stock:
Basic	$0.42	$0.43	$1.26	$0.88
Diluted	$0.41	$0.41	$1.20	$0.84
Weighted average common shares used in computing net income per share of common stock:
Basic	34,275,116	31,916,910	34,004,025	30,407,020
Diluted	35,784,972	33,482,533	35,803,817	32,039,083

Net income	$14,519	$13,780	$42,941	$26,874
Other comprehensive income, net of taxes:
Unrealized gain (loss) on investments	53	(107)	8	322
Comprehensive income	$14,572	$13,673	$42,949	$27,196

See accompanying notes to these condensed consolidated financial statements (unaudited).

Ellie Mae, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$42,941	$26,874
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,024	14,487
Amortization of intangible assets	3,233	4,442
Stock-based compensation expense	25,260	23,456
Deferred income taxes	(1,259)	9,363
Loss on disposal of property and equipment	—	5
Amortization (accretion) of investments	(948)	779
Changes in operating assets and liabilities:
Accounts receivable, net	(9,628)	(19,267)
Prepaid expenses and other current assets	(2,115)	(1,381)
Deposits and other assets	508	(2,298)
Accounts payable	625	(349)
Accrued, other current and other liabilities	(12,271)	1,238
Deferred revenue	(2,749)	3,759
Net cash provided by operating activities	69,621	61,108
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(24,919)	(21,074)
Acquisition of internal-use software	(40,047)	(25,218)
Purchases of investments	(213,749)	(49,201)
Maturities of investments	70,276	45,494
Sale of investments	—	20,000
Net cash used in investing activities	(208,439)	(29,999)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capital lease obligations	(587)	(2,954)
Proceeds from issuance of common stock under employee stock plans	17,590	15,339
Proceeds (payment of issuance costs) relating to common stock issued in public offering, net	(15)	271,411
Tax payments related to shares withheld for vested restricted stock units	(12,245)	(4,762)
Net cash provided by financing activities	4,743	279,034
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(134,075)	310,143
CASH AND CASH EQUIVALENTS, Beginning of period	380,907	34,396
CASH AND CASH EQUIVALENTS, End of period	$246,832	$344,539
Supplemental disclosure of cash flow information:
Cash paid for interest	$431	$213
Cash paid for (refunded from) income taxes	$(1,292)	$218
Supplemental disclosure of non-cash investing and financing activities:
Fixed asset purchases accrued but not paid	$3,930	$1,196
Stock-based compensation capitalized to property and equipment	$3,640	$1,927

See accompanying notes to these condensed consolidated financial statements (unaudited).

Ellie Mae, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1—Description of Business
Ellie Mae, Inc. (“Ellie Mae,” the “Company,” “we,” “our,” or “us”) is a leading provider of innovative on-demand software solutions and services for the residential mortgage industry in the United States. Banks, credit unions, and mortgage lenders use the Company’s Encompass® all-in-one mortgage management solution (“Encompass”) to originate and fund mortgages and improve compliance, loan quality, and efficiency.
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year ending December 31, 2017 or any future period.
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
Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements in its 2016 Form 10-K. There have been no significant changes to these policies during the nine months ended September 30, 2017, except in relation to the Company’s adoption of ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Shared-Based Payment Accounting (“ASU 2016-09”) on January 1, 2017, whereby the Company now records excess tax benefits and tax deficiencies as an income tax benefit or expense when stock awards vest or settle, and the Company no longer classifies the cash flow from excess tax benefits as a reduction from operating cash flows. The Company elected provisions of the standard permitting retrospective restatement of prior period amounts presented in the statement of cash flows related to these transactions. This resulted in a $5.5 million increase in net cash provided by operating activities and a corresponding $5.5 million decrease in net cash provided by financing activities for the nine months ended September 30, 2016 from previously reported amounts.

Comprehensive Income
Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income, specifically unrealized gains on marketable securities. Except for net realized gain on investments, which was not significant, there were no reclassifications out of accumulated other comprehensive income that affected net income during the three and nine months ended September 30, 2017 and 2016.
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
The Company currently anticipates adopting the standard using the modified retrospective method and is continuing to evaluate the impact of the new standard on its accounting policies, processes, and systems, including impacts from guidance issued by the FASB Transition Resource Group. The Company has assigned internal resources, engaged a third-party service provider, and is in the process of updating its systems and continuing the evaluation of the quantitative impact to our financial statements.
The Company expects an impact to its Encompass subscription and professional services revenue streams due to the removal of the current limitation on contingent revenue, which may affect the timing and allocation of revenues being recognized for certain contracts. The Company has also identified potential impacts to the costs to obtain contracts, which is primarily comprised of sales commissions and the related fringe benefits associated with non-cancelable contracts. The Company expects to capitalize certain costs that are expensed under the current standard, and the Company expects an increase in the amortization period over which the capitalized costs will be recognized and is continuing to evaluate the impact to the expected period of benefit under ASU 2014-09.
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
In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), which provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. ASU 2017-09 is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The Company is currently evaluating the timing of adoption and does not expect the adoption of the accounting standard update to have a material impact on its consolidated financial statements.
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

The components of net income per share of common stock were as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2017	2016	2017	2016
	(in thousands, except share and per share amounts)
Net income	$14,519	$13,780	$42,941	$26,874
Basic shares:
Weighted average common shares outstanding	34,275,116	31,916,910	34,004,025	30,407,020
Diluted shares:
Weighted average shares used to compute basic net income per share	34,275,116	31,916,910	34,004,025	30,407,020
Effect of potentially dilutive securities:
Employee stock options, RSUs, performance-vesting RSUs, Performance Awards and ESPP shares	1,509,856	1,565,623	1,799,792	1,632,063
Weighted average shares used to compute diluted net income per share	35,784,972	33,482,533	35,803,817	32,039,083
Net income per share:
Basic	$0.42	$0.43	$1.26	$0.88
Diluted	$0.41	$0.41	$1.20	$0.84
The following potential weighted average common shares were excluded from the computation of diluted net income per share, as their effect would have been anti-dilutive:

	Three Months ended September 30,		Nine Months ended September 30,
	2017	2016	2017	2016
Employee stock options and awards	319,922	—	179,091	42,036
Performance-vesting RSUs and Performance Awards are included in the diluted shares outstanding for each period if the established performance criteria have been met at the end of the respective periods. However, if none of the required performance criteria have been met for such awards, the Company includes the number of shares that would be issuable if the end of the reporting period were the end of the contingency period. Accordingly, in addition to the employee stock options and awards noted above, 59,455 and 167,336 shares underlying performance-vesting RSUs and Performance Awards were excluded from the dilutive shares outstanding for each of the three and nine months ended September 30, 2017 and 2016, respectively.
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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis:

	September 30, 2017			December 31, 2016
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(in thousands)			(in thousands)
Cash equivalents:
Money market funds	$4,363	$—	$4,363	$2,733	$—	$2,733
Corporate notes and obligations	—	17,327	17,327	—	—	—
U.S. government and government agency obligations	6,575	14,829	21,404	151,660	149,976	301,636

Investments:
Certificates of deposit	—	8,140	8,140	—	12,088	12,088
Corporate notes and obligations	—	73,713	73,713	—	28,892	28,892
Municipal obligations	—	10,475	10,475	—	11,361	11,361
U.S. government and government agency obligations	51,021	88,852	139,873	4,579	30,852	35,431
	$61,959	$213,336	$275,295	$158,972	$233,169	$392,141
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
At September 30, 2017 and December 31, 2016, the Company did not have any assets or liabilities that were valued using Level 3 inputs. For the three and nine months ended September 30, 2017 and 2016, there were no transfers of financial instruments between the levels.
Realized gains and losses from the sale of investments were not significant during the three and nine months ended September 30, 2017 and 2016.
The carrying amounts, gross unrealized gains and losses and estimated fair value of cash and cash equivalents and both short-term and long-term investments consisted of the following:

	September 30, 2017				December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying or Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying or Fair Value
	(in thousands)				(in thousands)
Cash and cash equivalents:
Cash	$203,738	$—	$—	$203,738	$76,538	$—	$—	$76,538
Money market funds	4,363	—	—	4,363	2,733	—	—	2,733
Corporate notes and obligations	17,327	—	—	17,327	—	—	—	—
U.S. government and government agency obligations	21,403	1	—	21,404	301,631	8	(3)	301,636
	$246,831	$1	$—	$246,832	$380,902	$8	$(3)	$380,907
Investments:
Corporate notes and obligations	$73,754	$26	$(67)	$73,713	$28,978	$1	$(87)	$28,892
Certificates of deposit	8,138	3	(1)	8,140	12,094	13	(19)	12,088
Municipal obligations	10,471	11	(7)	10,475	11,422	1	(62)	11,361
U.S. government and government agency obligations	140,050	2	(179)	139,873	35,502	8	(79)	35,431
	$232,413	$42	$(254)	$232,201	$87,996	$23	$(247)	$87,772

The following table shows the gross unrealized losses and the related fair values of the Company’s investments that have been in a continuous unrealized loss position. The Company did not identify any investments as other-than-temporarily impaired at September 30, 2017 or December 31, 2016 based on its evaluation of available evidence, such as the Company’s intent to hold and whether it is more likely than not that the Company will be required to sell the investment before recovery of the investment’s amortized basis. The Company expects to receive the full principal and interest on these investments.

	September 30, 2017
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Corporate notes and obligations	$31,732	$(32)	$7,710	$(35)	$39,442	$(67)
Certificates of deposit	2,452	—	245	(1)	2,697	(1)
U.S. government, government agency, and municipal obligations	124,336	(154)	5,500	(32)	129,836	(186)
	$158,520	$(186)	$13,455	$(68)	$171,975	$(254)

	December 31, 2016
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Corporate notes and obligations	$26,076	$(87)	$—	$—	$26,076	$(87)
Certificates of deposit	5,651	(19)	—	—	5,651	(19)
U.S. government, government agency, and municipal obligations	180,138	(144)	385	—	180,523	(144)
	$211,865	$(250)	$385	$—	$212,250	$(250)
The following table summarizes the maturities of the Company’s investments at September 30, 2017:

Carrying or Fair Value
(in thousands)
Remainder of 2017	$28,276
2018	102,878
2019	72,308
2020	28,739
Total	$232,201
Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

NOTE 5—Balance Sheet Components
Property and Equipment, net
Property and equipment, net, consisted of the following:

	September 30,	December 31,
	2017	2016
	(in thousands)
Computer equipment and software(1) (2)	$66,871	$54,029
Internal-use software(2)	96,022	62,573
Furniture and fixtures	9,218	6,838
Leasehold improvements	29,389	18,532
Property and equipment	201,500	141,972
Accumulated depreciation and amortization(1)	(75,015)	(48,991)
Subtotal	126,485	92,981
Internal-use software and other assets not placed in service	40,379	33,316
Property and equipment, net	$166,864	$126,297
________________
(1) Includes computer equipment and software under capital leases
(2) Certain reclassifications of prior period amounts have been made to conform to the current period presentation, such reclassification did not materially change previously reported consolidated financial statements.
Computer equipment and software under capital leases, net, consisted of the following:

	September 30,	December 31,
	2017	2016
	(in thousands)
Computer equipment	$8,715	$8,715
Software	1,517	1,517
Accumulated depreciation and amortization	(8,676)	(6,522)
Net computer equipment and software under capital leases	$1,556	$3,710
Depreciation and amortization expense for the three and nine months ended September 30, 2017 was $9.7 million and $26.0 million, respectively. Depreciation and amortization expense for the three and nine months ended September 30, 2016 was $5.8 million and $14.5 million, respectively. Depreciation and amortization of assets under capital leases which is included in the depreciation and amortization expense for the three and nine months ended September 30, 2017 was $0.6 million and $2.2 million, respectively. Depreciation and amortization of assets under capital leases which is included in depreciation and amortization expense for the three and nine months ended September 30, 2016 was $0.8 million and $2.4 million, respectively.

Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	September 30,	December 31,
	2017	2016
	(in thousands)
Accrued payroll and related expenses	$15,281	$31,848
Accrued commissions	643	1,832
Accrued royalties	1,828	1,395
Sales and other taxes	1,298	2,327
Other accrued liabilities(1)	2,071	2,407
	$21,121	$39,809
________________
(1) Certain reclassifications of prior period amounts have been made to conform to the current period presentation, such reclassification did not materially change previously reported consolidated financial statements.

NOTE 6— Goodwill and Intangible Assets, Net
The carrying value of goodwill at September 30, 2017 was $74.5 million. There were no changes in the carrying value of goodwill during the three and nine months ended September 30, 2017.
Intangible assets, net, consisted of the following:

	September 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Weighted Average Remaining Useful Life
	(in thousands)			(in years)
Assets subject to amortization:
Developed technology	$11,535	$(9,181)	$2,354	2.1
Trade names	331	(331)	—	0.0
Customer relationships	19,400	(11,928)	7,472	3.4
Order backlog	370	(179)	191	2.1
Total assets subject to amortization:	31,636	(21,619)	10,017	3.1
Assets not subject to amortization:
Trade name	4,039	—	4,039
	$35,675	$(21,619)	$14,056

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Weighted Average Remaining Useful Life
	(in thousands)			(in years)
Assets subject to amortization:
Developed technology	$11,535	$(8,183)	$3,352	2.7
Trade names	331	(331)	—	0.0
Customer relationships	19,400	(9,762)	9,638	4.0
Order backlog	370	(110)	260	2.8
Total assets subject to amortization:	31,636	(18,386)	13,250	3.6
Assets not subject to amortization:
Trade name	4,039	—	4,039
	$35,675	$(18,386)	$17,289
Amortization expense associated with intangible assets for the three and nine months ended September 30, 2017 was $1.1 million and $3.2 million, respectively. Amortization expense associated with intangible assets for the three and nine months ended September 30, 2016 was $1.5 million and $4.4 million, respectively.
Future amortization expense for intangible assets at September 30, 2017 was as follows:

Amortization
(in thousands)
Remainder of 2017	$1,061
2018	3,443
2019	3,166
2020	1,778
2021	314
2022	255
$10,017

NOTE 7—Income Taxes
The Company computes its interim provision for income taxes by applying the estimated annual effective tax rate to the year-to-date income from recurring operations and adjusts the provision for discrete tax items recorded in the period. The Company evaluates and updates its estimated annual effective income tax rate on a quarterly basis. The estimated annual effective tax rate as of September 30, 2017 and 2016 was 35.9% and 36.5%, respectively.

	Three Months ended September 30,		Nine Months ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)		(dollars in thousands)
Income tax provision (benefit)	$4,465	$7,492	$(964)	$14,966
Effective tax rate(1)	23.5%	35.2%	(2.3)%	35.8%
________________
(1) The impact to the effective tax rate due to the excess tax benefits of stock-based compensation from the adoption of ASU 2016-09 was 12.0% and 37.0% for the three and nine months ended September 30, 2017, respectively.
The Company’s effective tax rate was 23.5% and (2.3)% for the three and nine months ended September 30, 2017, which was lower than the U.S. federal statutory rate of 35%. The lower tax rate was primarily due to the discrete impact of excess tax benefits of stock-based compensation from the adoption of ASU 2016-09 and the federal R&D credit, partially offset by the non-deductible stock-based compensation.
As described in Note 2 “Basis of Presentation and Significant Accounting Policies”, the Company adopted ASU 2016-09 on January 1, 2017, which requires the excess tax benefits or deficiencies to be reflected in the Consolidated Statements of Comprehensive Income as a component of the provision for income taxes, which were previously recognized in equity. Total excess tax benefits recognized for the three and nine months ended September 30, 2017 was $2.3 million and $15.5 million, respectively.
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
The Company has a policy to classify accrued interest and penalties associated with uncertain tax positions together with the related liability in the balance sheet, and to include the expenses incurred related to such accruals in the provision for income taxes. There were no interest or penalties included in the provision for income taxes during the nine months ended September 30, 2017 and 2016.
NOTE 8—Commitments and Contingencies
Leases
As of September 30, 2017, the Company leased eight facilities under operating lease arrangements. The lease expiration dates range from September 2019 to December 2025. Certain leases contain escalation clauses calling for increased rents. The Company recognizes rent expense on a straight-line basis over the lease period and has recorded deferred rent for the difference between rent payments and rent expense recognized.
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

Total stock-based compensation expense recognized consisted of:

	Three Months ended September 30,		Nine Months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Cost of revenues	$1,810	$1,381	$4,929	$3,483
Sales and marketing	1,346	1,243	3,780	3,180
Research and development	2,043	1,969	6,002	5,417
General and administrative	3,700	4,155	10,549	11,376
	$8,899	$8,748	$25,260	$23,456
2009 Stock Option and Incentive Plan and 2011 Equity Incentive Award Plan
Stock Options
The following table summarizes the Company’s stock option activity under the 2009 Plan and 2011 Plan:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at January 1, 2017	1,885,332	$26.21	6.34	$108,356
Granted	6,601	94.66
Exercised	(365,573)	23.23
Forfeited or expired	(20,646)	40.48
Outstanding at September 30, 2017	1,505,714	$27.03	5.70	$83,042
Ending vested and expected to vest at September 30, 2017	1,498,599	$26.93	5.69	$82,809
Exercisable at September 30, 2017	1,259,159	$23.53	5.40	$73,791
There were no stock options granted during the three months ended September 30, 2017. Stock options granted during the nine months ended September 30, 2017 were made under the 2011 Plan. There were no grants under the 2009 Plan during the nine months ended September 30, 2017.
The aggregate intrinsic value of the stock options outstanding at September 30, 2017 represents the value of the Company’s closing stock price of $82.13 on September 30, 2017 in excess of the exercise price multiplied by the number of options outstanding for options that were in-the-money. Options outstanding that are expected to vest are net of estimated future option forfeitures.
As of September 30, 2017, total unrecognized stock-based compensation expense related to unvested stock options, adjusted for estimated forfeitures, was $4.9 million and is expected to be recognized over a weighted average period of 1.3 years.

Restricted Stock Units, Performance-Vesting Restricted Stock Units, and Performance Awards
The following table summarizes the Company’s RSU, Performance Award, and performance-vesting RSU activity:

	RSUs		Performance Awards and Performance-Vesting RSUs
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Outstanding at January 1, 2017	1,025,115	$64.47	407,650	$46.77
Granted	504,699	100.90	41,992	94.66
Released	(309,089)	57.11	(145,651)	39.53
Forfeited or expired	(100,817)	79.20	—	—
Outstanding at September 30, 2017	1,119,908	$81.59	303,991	$56.86
Ending vested and expected to vest at September 30, 2017	977,940		303,991
RSUs, performance-vesting RSUs, and Performance Awards that are expected to vest are presented net of estimated future forfeitures. RSUs released during the nine months ended September 30, 2017 and 2016 had an aggregate intrinsic value of $32.0 million and $16.8 million, respectively, and had an aggregate grant-date fair value of $17.7 million and $8.3 million, respectively. Performance-vesting RSUs and Performance Awards released during the nine months ended September 30, 2017 and 2016 had an aggregate intrinsic value of $13.7 million and $21.6 million, respectively, and had an aggregate grant-date fair value of $5.8 million and $6.8 million, respectively. The number of RSUs released includes shares that the Company withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.
As of September 30, 2017, total unrecognized compensation expense related to unvested RSUs, performance-vesting RSUs, and Performance Awards was $72.3 million and is expected to be recognized over a weighted average period of 2.5 years.
Employee Stock Purchase Plan
For the nine months ended September 30, 2017 and 2016, employees purchased 121,010 shares and 101,816 shares, respectively, under the ESPP for a total of $9.1 million and $6.7 million, respectively. As of September 30, 2017, unrecognized compensation expense related to the current semi-annual ESPP offering period, which ends on February 28, 2018, was $1.4 million and is expected to be recognized over five months.
Valuation Information
The fair value of stock options and stock purchase rights granted under the 2009 Plan, the 2011 Plan, and the ESPP were estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	Three months ended September 30,		Nine Months ended September 30,
	2017	2016	2017	2016
Stock option plans:
Risk-free interest rate	—%	—%	2.04%	1.38%
Expected life of options (in years)	—	—	6.08	6.08
Expected dividend yield	—%	—%	—%	—%
Volatility	—%	—%	48%	47%
Employee Stock Purchase Plan:
Risk-free interest rate	1.12%	0.46%	0.58%	0.36%
Expected life of options (in years)	0.49	0.50	0.49	0.50
Expected dividend yield	—%	—%	—%	—%
Volatility	37%	33%	35%	38%

Common Stock
The following numbers of shares of common stock were reserved and available for future issuance at September 30, 2017:

Reserved Shares
Options and awards outstanding under stock option plans	2,929,613
Shares available for future grant under the 2011 Plan	5,225,211
Shares available under the ESPP	1,614,689
Total	9,769,513
In February 2017, 336,856 additional shares were reserved under the ESPP, and 1,684,282 additional shares were reserved under the 2011 Plan, pursuant to the automatic increase provisions in each plan.
Stock Repurchase Program
In August 2017, the Company’s audit committee, under the authority delegated to it by the Company’s board of directors, approved a new stock repurchase program under which the Company is authorized to repurchase up to $250.0 million of its common stock. This authorization expires in August 2020. All shares are retired upon repurchase. As of September 30, 2017, the Company had not repurchased any shares under this program.
NOTE 10—Segment Information
The Company operates in one industry—mortgage-related software and services. The Company’s chief operating decision maker is its chief executive officer, who makes decisions about resource allocation and reviews financial information presented on a consolidated basis. Accordingly, the Company has determined that it has a single reporting segment and operating unit structure, specifically, technology-enabled solutions to help streamline and automate the residential mortgage origination process in the United States for its network participants.
NOTE 11— Subsequent Events
On October 2, 2017, the Company acquired all of the shares of Velocify, Inc. (“Velocify”), a leading cloud-based intelligent sales automation platform that provides customers the capabilities to generate and manage leads and customer relationships, in exchange for total cash consideration of approximately $130.0 million plus contingent payments of approximately $2.8 million.
Given the timing of the completion of the acquisition, the Company is currently in the process of valuing the assets acquired and liabilities assumed. As a result, the Company is unable to provide the amount recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed. The Company will provide these disclosures in its Annual Report on Form 10-K for the year ending December 31, 2017.
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
Forward-looking statements may include words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “target,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project,” “continue,” or other wording indicating future results or expectations. Forward-looking statements are subject to risks and uncertainties, and actual events or results may differ materially. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those described in the forward-looking statements, including, without limitation:

•	outages and other system interruptions in our Encompass software, the Ellie Mae Network service or our other services and any related impact on our reputation;

•	fluctuations in mortgage lending volume;

•	the volume of mortgages originated by our Encompass users;

•	the impact of changes in mortgage interest rates;

•	changes in mortgage originator, lender, investor or service provider behavior and any related impact on the residential mortgage industry;

•	our revenue and cost forecasts and drivers;

•	our ability to accurately forecast revenues and appropriately plan our expenses;

•	the potential impact of ASU No. 2014-09, Revenue from Contracts with Customers, on our revenues and costs;

•	the number of Encompass users, including contracted Encompass users;

•	anticipated benefits of our new solutions;

•	the effectiveness of our marketing and sales efforts to attract new and retain existing Encompass users and Ellie Mae Network participants;

•	transaction volume on the Ellie Mae Network;

•	the level of demand for our Encompass Docs Solution, our Encompass Product & Pricing Service, our Encompass Compliance Service, our Encompass CRM service and the other services we offer;

•	our ability to keep secure the confidential information of the customers of the users of our software and services;

•	our ability to enhance the features and functionality of our software and services, including the development and successful deployment of our next generation Encompass platform;

•	the timing of the introduction and acceptance of new software and services;

•	changes in government regulation affecting mortgage lenders and Ellie Mae Network participants or our business, and potential structural changes in the U.S. residential mortgage industry;

•	customer retention, renewal and upgrade rates;

•	the increased time, cost and complexity that may be required to successfully target larger customers;

•	our ability to scale our operations and increase productivity to support our existing and growing customer base;

•	our planned investments in our products and services;

•	our ability to successfully manage our growth and any future acquisitions of businesses, solutions or technologies;

•	the risk that the anticipated benefits and growth prospects expected from our recent acquisitions may not be fully realized or may take longer to realize than expected;

•	the timing of future acquisitions of businesses, solutions or technologies and new product launches;

•	the impact of uncertain domestic and worldwide economic conditions, including the resulting effect on residential mortgage volumes;

•	the attraction and retention of qualified employees and key personnel;

•	our ability to compete effectively in a highly competitive market and adapt to technological changes;

•	our ability to protect our intellectual property, including our proprietary Encompass software;

•	costs associated with defending intellectual property infringement and other claims; our ability to maintain effective internal controls;

•	the risk of natural and man-made catastrophic interruptions to our business; and

•	the risks set forth in the section captioned “Risk Factors” in this report.
We do not assume any obligation to update any forward-looking statements, except as required by law.
In this report, references to “Ellie Mae,” the “Company,” “we,” “our,” or “us” refer to Ellie Mae, Inc. together with its subsidiaries, unless the context requires otherwise.
Overview
We are a leading provider of innovative on-demand software solutions and services for the residential mortgage industry in the United States. Banks, credit unions, and mortgage lenders use our Encompass® all-in-one mortgage management solution to originate and fund mortgages and improve compliance, loan quality, and efficiency.
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
The Ellie Mae Network electronically connects approximately 183,000 mortgage professionals using Encompass to the broad array of mortgage lenders, investors, and third-party service providers integral to the origination and funding of residential mortgages. During the mortgage origination process, mortgage originators may order various services through the Ellie Mae Network, including credit reports; product eligibility and pricing services; automated underwriting services; appraisals; title reports; insurance; flood certifications and flood insurance; compliance reviews; fraud detection; document preparation; and verification of income, identity, and employment. Mortgage originators can also initiate secure data transmission to and from lenders and investors.
In October 2017, we acquired Velocify, a leading cloud-based intelligent sales automation platform that provides customers the capabilities to generate and manage leads and customer relationships.
Our revenues are generated primarily from subscriptions to the company-hosted Encompass Software that customers access through the Internet, including customers who pay fees based on the number of loans they close, or success basis, subject to monthly base fees, which we refer to as Success-Based Pricing, and related professional services such as consulting, implementation, and training services. Our revenues also include software related services that are sold on a transactional basis; Ellie Mae Network transaction fees paid by service providers, lenders, investors, and certain government-sponsored entities participating on the Ellie Mae Network; education and training; and loan product and guideline data and analytics services that are provided under the AllRegs brand.
Our revenues typically, but not always, track the seasonality of the residential mortgage industry, with increased activity in the second and third quarters and reduced activity in the first and fourth quarters as home buyers tend to purchase their homes during the spring and summer in order to move to a new home before the start of the school year. Mortgage volumes are also impacted by other factors such as interest rate fluctuations, home sale activity, regulatory changes such as the TILA-RESPA Integrated Disclosure rule which became effective in October 2015, and general economic conditions, which can lead to departures from the typical seasonal pattern. During the first nine months of 2017, mortgage volumes declined relative to the first nine months of 2016 due to an increase in mortgage interest rates resulting in a lower number of refinancings. This had the effect of reducing the number of closed loans per active user on our platform in the third quarter of 2017 relative to the same period in 2016. Although the market is expected to transition to one in which increasing volumes are driven primarily by demand for home purchases, a tight housing supply in certain markets is currently limiting the rate of growth in purchase volumes. As a result, closed loans per average active user on our platform are expected to continue to be lower for the remainder of 2017 relative to the same period in 2016.
In spite of lower industry volume, we continue to experience period-over-period increases in revenues as our customers use our platform to process an increasing percentage of loans originated in the United States and we are able to increase the revenue we earn per loan. This is achieved by the continued addition of new users and the increased adoption of our broader service offerings by our customers.
We currently estimate that approximately 25% to 35% of our revenues have some direct sensitivity to volume. The base fee portion of success-based revenues, subscription revenues, and professional services revenues are generally not affected by fluctuations in mortgage origination volume.
We are investing aggressively in initiatives that we believe will help us continue to grow our business, improve our products and services, and strengthen our competitive advantage while bringing sustainable long-term value to our customers. Our recent launch of Developer Connect will enable developers to create new features for Encompass, easily integrate Encompass with external systems and data, and build and deploy custom applications in the cloud. We believe this open and simplified architecture will enable us to deploy add-on services more easily and drive significantly more revenue per loan. In addition, lenders are also looking for a technology partner to deliver a better digital mortgage experience to consumers. Here, the acquisition of Velocify accelerates our vision of offering a fully digital mortgage by combining Velocify’s lead management, engagement and distribution capabilities with our Encompass CRM and Consumer Connect service offerings, which allows lenders to provide better digital tools and a more easy-to-use web based experience as a seamless extension of Encompass.
In 2017, we have increased our investment in our platform, research and development, technology infrastructure, and data security in an effort to support our growing user base. This includes the rollout of our Connect solutions in the first three quarters of 2017, the development of our hybrid cloud infrastructure, and our next generation Encompass platform and capabilities, which we expect to continue to progressively rollout to customers in 2018 and 2019. The amortization expense of capitalized costs associated with our Connect solutions resulted in a decrease in our gross margin percentage and increased operating expenses in the first nine months of 2017 as compared to the same period in 2016. Conversely, capitalized costs associated with solutions that we have not yet introduced are reflected as an asset on our Condensed Consolidated Balance Sheet.

We have also invested in our sales and client services capabilities to continue to increase sales of our products and to assist our customers in implementing our solutions. To continue to support customers as we grow our business and further differentiate ourselves, we intend to invest in key areas, such as research and development, enterprise sales, services, technical support, data security, and our hybrid cloud infrastructure. We expect that our cost of revenues will continue to increase as our revenues increase, as we make additional and accelerated investments to bolster our infrastructure and enhance our system capacity, reliability, and data security, as we place new internal-use software into service, and as we pursue additional strategic acquisitions. As we continue to invest in these areas, such expenditures may affect our ability to improve our margins as we grow revenue.
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
We are responding to these trends as follows:
Greater focus on operational efficiencies. The average total production cost per loan was $7,774 in the second quarter of 20171. We expect operational costs to continue to be a significant consideration for mortgage originators due to the continuously changing regulatory environment and heightened quality standards. By automating many of the functions of mortgage origination, we enable our users to comply with regulations and process quality loans more efficiently and effectively. This reduces the cost of originating loans and lowers the risk of buy-back demands from investors resulting from poorly originated or documented loans or loans that fail to comply with applicable regulations. We continually address the changing needs of our customers by developing and enhancing tools to allow for simplified regulatory compliance, increased availability of information, and enhanced system functionality and performance.
With an eye towards providing customers with ever-improving tools to enhance efficiency, we currently anticipate that we will continue to develop new service offerings through the Ellie Mae Network and encourage adoption of our services through initiatives such as our Encompass Connect Solutions. By integrating and expanding our current and new services, we aim to provide a more comprehensive solution to our users.
Customers adopting multi-channel strategies. Customers are developing multi-channel strategies beyond a single retail, correspondent or wholesale mortgage lending channel in order to grow their businesses. The requirements of these different channels, vary and in order to maintain a single operating system, customers must use a robust system with customizable functionality. Encompass includes support for multi-channel workflows, allowing our customers to drive efficiencies and boost productivity by creating distinct workflows for each channel that map to our customers’ business needs. Encompass users can customize workflows based on channel, loan purpose or specific loan criteria - all of which can vary between lending channels. With the introduction of Encompass TPO Connect, Encompass users are able to utilize a customizable and interactive web experience for wholesale and correspondent lending channels, which gives lenders and investors a modern and collaborative web experience for their third-party origination, or TPO, partners that promotes compliance, data integrity, and easy bi-directional communication throughout the entire loan process. Additionally, Encompass Consumer Connect enables our customers to originate loans directly from borrowers by offering an online loan application that can be accessed by anyone with a web browser.
Changes in regulation affecting lenders and investors. Regulations continue to be subject to change, and many regulatory reforms have significantly increased the complexity and importance of regulatory compliance. We devote considerable resources to continually upgrade our software to help our customers address regulatory changes. We offer Encompass Compliance Service, which analyzes mortgage loan data for compliance with consumer protection laws and institutionally mandated compliance policies and also alerts users to possible violations of these laws and policies. In addition, we have a staff of attorneys who work with compliance experts and help ensure that documents prepared using our software and the processes recommended by the Encompass workflow comply with applicable rules and regulations. For example, additional tools and product updates were required to address the Ability-to-Repay/Qualified Mortgage and Federal and State High Cost rules that became effective in January 2014. In addition, we updated certain of our products to comply with the TILA-RESPA Integrated Disclosure rule changes that took effect in October 2015 and we will provide a complete offering of readiness initiatives, tools and training programs in advance of the 2018 Home Mortgage Disclosure Act and Regulation C (“HMDA”) collection and reporting changes. We believe we are well-positioned to help our customers comply with changing regulatory requirements as they are published and become effective. However, changes
________________

(1)	Mortgage Bankers Association, Independent Mortgage Bank Production Profits Improved in 2nd Quarter 2017, August 29, 2017.

to existing laws or regulations or adoption of new laws or regulations relating to the residential mortgage industry could require us to incur significant costs to update our products and services so that our customers remain compliant with such laws and regulations.
Increased quality standards imposed by regulators, lenders, and investors. Encompass is designed to automate and streamline the process of originating mortgages to, among other things, satisfy increased quality requirements of investors. Relevant features of Encompass include enabling customers’ management to impose processing rules and formats, and providing milestone and process reminders, automated population of forms with accurate data, and accurate and automated transmission of loan files and data from originators to investors and lenders. Our Total Quality Loan Program (“TQL”) is designed to further enhance the quality, compliance, and salability of loans that are originated through Encompass. Additionally, TQL is intended to reduce the possibility of errors in the process of transferring information from originator to investor and to give investors confidence in the accuracy and regulatory compliance of the information that is underlying loan files.
In response to the increased quality standards and compliance mandates affecting the industry, we expect many non-Encompass mortgage lenders to assess new platform options and replace their legacy systems. We have increased the size of our customer acquisition, implementation, and support teams in order to address anticipated demand for our software solutions.
Greater focus by customers and regulators on data security and consumer privacy. Recent high-profile data security incidents affecting banking institutions and cloud-service software providers have resulted in an increased focus on data security by our customers and our customers’ regulators. We are making significant investments in the security of the Encompass service, as well as our internal systems, processes, and monitoring capabilities to protect our customers’ data and help minimize the risk of data security loss. We expect the industry focus on data security to continue to increase, and we anticipate that our investments in data security will increase substantially over time.
Acquisition Strategy
Our industry is highly fragmented, and we are evaluating strategic opportunities available to acquire technology-based companies that will complement and increase the attractiveness of our solutions. In October 2017, we acquired Velocify, a leading cloud-based intelligent sales automation platform that provides customers the capabilities to generate and manage leads and customer relationships.
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

The following table shows these operating metrics as of and for the three and nine months ended September 30, 2017 and 2016:

	Three Months ended September 30,		Nine Months ended September 30,
	2017	2016	2017	2016
Revenues (in thousands):
Total revenues	$107,029	$100,381	$304,156	$264,104
Total contracted revenues	$70,994	$54,469	$200,958	$150,007
Users at end of period:
Contracted users	234,356	205,784	234,356	205,784
Active users	183,122	159,523	183,122	159,523
Active users as a percentage of contracted users	78%	78%	78%	78%
Average active users:
Average active users during the period	181,413	156,912	175,151	149,289
Revenue per average active user during the period	$590	$640	$1,737	$1,769
Basis of Presentation
General
Our consolidated financial statements include the accounts of Ellie Mae, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation.
Revenue Recognition
We generate revenues primarily from subscription services and usage-based fees, transaction-based fees, and fees from professional services. Sales taxes assessed by governmental authorities are excluded from revenue.
Our revenue is generated from the company-hosted Encompass Software subscriptions that customers access through the Internet. Our revenue is also comprised of fees for software services sold both as a subscription and transactionally, including fees based on a per closed loan, or success basis, subject to monthly base fees, which we refer to as Success-Based Pricing; Ellie Mae Network fees; education and training, loan product, policy and guideline data and analytics services under the AllRegs brand; and professional services which include consulting, implementation, and training services.
Cost of Revenues and Operating Expenses
Cost of Revenues
Our cost of revenues consists primarily of: salaries and benefits, including stock-based compensation expense; data center operating costs; depreciation on data center computer equipment; amortization of internal-use software and acquired intangible assets such as developed technology and trade names; customer support; professional services associated with implementation of our software; third-party royalty expenses; and allocated facilities costs. We expect that our cost of revenues will continue to increase in absolute dollars as our revenues increase, as we make additional and accelerated investments to bolster our infrastructure and enhance our system capacity, reliability, and data security, as we place new internal-use software into service, as we pursue additional strategic acquisitions, and as we continue to hire personnel in our implementation and customer support departments to support new customers and provide new services. We anticipate that we will continue to invest in key areas such as internal-use software, our services, technical support, data security, and data center infrastructure to better support our customers and further differentiate ourselves. This will include development of our next generation Encompass platform, which we expect to continue to progressively rollout to customers in 2018 and 2019.
Sales and Marketing
Our sales and marketing expenses consist primarily of: salaries, benefits, and incentive compensation, including stock-based compensation expense and commissions; allocated facilities costs; expenses for trade shows, public relations, our annual user conference, and other promotional and marketing activities; expenses for travel and entertainment; and amortization of acquired intangible assets such as customer relationships. We expect that our sales and marketing expenses will continue to increase as we hire additional sales personnel in order to address anticipated demand for our software solutions, as we pursue additional strategic acquisitions, and as our annual user conference continues to increase in size.

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
General and Administrative
Our general and administrative expenses consist primarily of: salaries and benefits, including bonuses and stock-based compensation expense for employees involved in finance, accounting, human resources, administration, information technology, and legal; third-party provider expenses such as general consulting, legal, accounting, and other professional services; and allocated facilities costs. We expect general and administrative expenses to continue to increase in absolute dollars as we expand our facilities and invest in our back office infrastructure to enhance our system capacity, reliability, and security. We also expect general and administrative expenses to continue to increase as we hire additional personnel and grant stock-based awards to attract and retain the employees needed to continue to grow our business and as we pursue additional strategic acquisitions.
Other Income, Net
Other income, net consists of interest income earned on investments and cash accounts, offset by investment discount amortization, and interest expense paid on equipment and software leases.
Income Taxes
On a quarterly basis, we evaluate our expected income tax expense or benefit based on our year-to-date operations, and we record an adjustment in the current quarter. The net tax provision is the result of the mix of profits earned by us and our subsidiaries in tax jurisdictions with a broad range of income tax rates. We are required to estimate deferred tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities measured using the enacted tax rates that will be in effect when the differences are expected to reverse. In general, deferred tax assets represent future tax benefits to be received when certain expenses previously recognized in our consolidated statements of operations become deductible expenses under applicable income tax laws or loss or credit carry forwards are utilized. Accordingly, realization of our deferred tax assets is dependent on future taxable income against which these deductions, losses, and credits can be utilized. Management uses judgment to assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not more likely than not, we must establish a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. We adopted ASU 2016-09 as of January 1, 2017. As a result of the adoption, excess tax benefits are recognized as income tax benefit or expense when stock awards vest or are settled, which reduced our effective tax rate for the first nine months of 2017. Given the inherent uncertainty in predicting future share-based transactions, actual benefits realized may vary and result in volatility to our income tax expense or benefit.
Critical Accounting Policies and Estimates
There have been no material changes during the three and nine months ended September 30, 2017 to our critical accounting policies and estimates previously disclosed in our 2016 Form 10-K except in relation to our adoption of ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Shared-Based Payment Accounting on January 1, 2017, whereby we now record excess tax benefits and tax deficiencies as income tax benefit or expense when stock awards vest or settle, and we no longer classify the cash flow from excess tax benefits as a reduction from operating cash flows. This resulted in a $5.5 million increase in net cash provided by operating activities and a corresponding $5.5 million decrease in net cash provided by financing activities for the nine months ended September 30, 2016 from previously reported amounts.

Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months ended September 30,		Nine Months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Revenues	$107,029	$100,381	$304,156	$264,104
Cost of revenues(1)	39,603	32,218	112,638	87,302
Gross profit	67,426	68,163	191,518	176,802
Operating expenses:
Sales and marketing(1)	13,522	12,654	46,762	40,446
Research and development(1)	15,901	15,081	49,354	42,196
General and administrative(1)	20,159	19,360	55,828	52,885
Total operating expenses	49,582	47,095	151,944	135,527
Income from operations	17,844	21,068	39,574	41,275
Other income, net	1,140	204	2,403	565
Income before income taxes	18,984	21,272	41,977	41,840
Income tax provision (benefit)	4,465	7,492	(964)	14,966
Net income	$14,519	$13,780	$42,941	$26,874
________________
(1) Stock-based compensation included in the above line items:

	Three Months ended September 30,		Nine Months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Cost of revenues	$1,810	$1,381	$4,929	$3,483
Sales and marketing	1,346	1,243	3,780	3,180
Research and development	2,043	1,969	6,002	5,417
General and administrative	3,700	4,155	10,549	11,376
	$8,899	$8,748	$25,260	$23,456

	Three Months ended September 30,		Nine Months ended September 30,
	2017	2016	2017	2016

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	37.0	32.1	37.0	33.1
Gross profit	63.0	67.9	63.0	66.9
Operating expenses:
Sales and marketing	12.6	12.6	15.4	15.3
Research and development	14.9	15.0	16.2	16.0
General and administrative	18.8	19.3	18.4	19.9
Total operating expenses	46.3	46.9	50.0	51.2
Income from operations	16.7	21.0	13.0	15.7
Other income, net	1.1	0.2	0.8	0.2
Income before income taxes	17.8	21.2	13.8	15.9
Income tax provision (benefit)	4.2	7.5	(0.3)	5.7
Net income	13.6%	13.7%	14.1%	10.2%

Comparison of the Three and Nine Months Ended September 30, 2017 and 2016
Revenues

	Three Months ended September 30,		Nine Months ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)
Revenues	107,029	100,381	304,156	264,104
Three months ended September 30, 2017. Total revenues increased $6.6 million, or 6.6%, for the three months ended September 30, 2017 as compared to the same period in 2016, primarily due to a 13.9% increase in contracted users as of September 30, 2017 compared to the same period in 2016, partially offset by lower mortgage origination volumes driven mainly by an industrywide decrease in refinancings due to higher interest rates. The increase in contracted users resulted in a $2.9 million increase in Encompass revenue mainly attributable to a $11.8 million, or 29.9%, increase in base fees, partially offset by a decrease of $8.9 million in additional closed loan fees, which are assessed for loans closed in excess of base fees under our Success-Based Pricing model. Significantly lower refinance origination volumes had the effect of reducing closed loans per average active user in the third quarter of 2017 as compared to same quarter in 2016 resulting in a reduction in revenue per average active user.
The implementation of new users and increased use of training and other technical support offerings also contributed to a $2.4 million increase in revenues from professional services. Finally, we had a $1.3 million increase in network revenues from increased adoption of service offerings with third-party providers.
Nine months ended September 30, 2017. Total revenues increased $40.1 million, or 15.2%, for the nine months ended September 30, 2017 as compared to the same period in 2016, primarily due to a 13.9% increase in contracted users as of September 30, 2017 compared to the same period in 2016, partially offset by lower mortgage origination volumes driven mainly by an industrywide decrease in refinancings due to higher interest rates. The increase in contracted users resulted in a $25.2 million increase in Encompass revenue mainly attributable to a $38.3 million, or 35.8%, increase in base fees, partially offset by a decrease of $13.1 million in additional closed loan fees, which are assessed for loans closed in excess of base fees under our Success-Based Pricing model.
The implementation of new users and increased use of training and other technical support offerings also contributed to a $10.2 million increase in revenues from professional services. We also had a $2.9 million increase in revenues from other software and services due to increased usage by Encompass users. Finally, we had a $2.9 million increase in network revenues from increased usage of third-party providers of services needed to process loans.
Gross Profit

	Three Months ended September 30,		Nine Months ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)
Gross profit	$67,426	$68,163	$191,518	$176,802
Gross margin	63.0%	67.9%	63.0%	66.9%
Gross profit decreased by $0.7 million and gross margin decreased by 4.9% during the three months ended September 30, 2017 as compared to the same period in 2016. The decrease in gross margin was primarily the result of a $3.6 million increase in amortization expense related to internal-use software and depreciation expense related to infrastructure hardware placed into service, a $2.3 million increase in salaries, employee benefits, and stock-based compensation expenses associated with additional headcount for our professional services and customer support organizations in anticipation of continued increasing demand for our software solutions, and a $1.3 million increase in expenses related to upgrades and services to our data centers hardware and technology as we increase capacity to accommodate new customers through our hybrid cloud architecture.
Gross profit increased by $14.7 million and gross margin decreased by 3.9% during the nine months ended September 30, 2017 as compared to the same period in 2016. The decrease in gross margin was the result of a $11.1 million increase in amortization expense related to internal-use software and depreciation expense related to infrastructure hardware placed into service, a $8.5 million increase in salaries, employee benefits, and stock-based compensation expenses associated with increased headcount in our professional services and customer support organizations in anticipation of continued increasing demand for our software solutions, a $3.5 million increase in expenses related to upgrades and services to our data centers hardware and technology as we increase capacity to accommodate new customers through our hybrid cloud architecture, and a $2.5 million increase in third-party royalty expenses arising from the increased revenues.

Sales and Marketing

	Three Months ended September 30,		Nine Months ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)
Sales and marketing	$13,522	$12,654	$46,762	$40,446
Sales and marketing as a % of revenues	12.6%	12.6%	15.4%	15.3%
Sales and marketing expenses increased by $0.9 million, or 6.9%, for the three months ended September 30, 2017 as compared to the same period in 2016. Sales and marketing expenses as a percentage of revenues remained flat. The increase in sales and marketing expenses was primarily due to a $0.5 million increase in expenses related to marketing events.
Sales and marketing expenses increased by $6.3 million, or 15.6%, for the nine months ended September 30, 2017 as compared to the same period in 2016. Sales and marketing expenses as a percentage of revenues remained relatively flat. The increase in sales and marketing expenses was primarily due to a $3.2 million increase in salaries, employee benefits, and stock-based compensation expenses related to increased headcount as we continue to grow our sales and marketing department in an effort to increase our market share and address anticipated demand for our software solutions, and a $1.5 million increase in marketing and promotion expenses, including our user conference.
Research and Development

	Three Months ended September 30,		Nine Months ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)
Research and development	$15,901	$15,081	$49,354	$42,196
Research and development as a % of revenues	14.9%	15.0%	16.2%	16.0%
Research and development expenses increased by $0.8 million, or 5.4%, for the three months ended September 30, 2017 as compared to the same period in 2016. Research and development expenses as a percentage of revenues remained relatively flat. The increase in research and development expenses was primarily driven by salaries, employee benefits, and stock-based compensation expenses related to increased headcount and fees to contractors as we continue to invest in our products and services.
Research and development expenses increased by $7.2 million, or 17.0%, for the nine months ended September 30, 2017 compared to the same period in 2016. Research and development expenses as a percentage of revenues increased by 0.2%. The increase in research and development expenses was primarily driven by salaries, employee benefits, and stock-based compensation expenses related to increased headcount and fees to contractors as we continue to invest in our products and services.
General and Administrative

	Three Months ended September 30,		Nine Months ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)
General and administrative	$20,159	$19,360	$55,828	$52,885
General and administrative as a % of revenues	18.8%	19.3%	18.4%	19.9%
General and administrative expenses increased by $0.8 million, or 4.1%, for the three months ended September 30, 2017 as compared to the same period in 2016. General and administrative expenses as a percentage of revenues decreased by 0.5%. The increase in general and administrative expenses was primarily due to a $0.3 million increase in professional services.
General and administrative expenses increased by $2.9 million, or 5.6%, for the nine months ended September 30, 2017 as compared to the same period in 2016. General and administrative expenses as a percentage of revenues decreased by 1.5%. The increase in general and administrative expenses was primarily due to a $1.3 million increase in salaries, stock-based compensation, and employee benefits related to increased headcount.

Income Tax Provision

	Three Months ended September 30,		Nine Months ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)
Income tax provision (benefit)	$4,465	$7,492	$(964)	$14,966
Effective tax rate(1)	23.5%	35.2%	(2.3)%	35.8%
________________
(1) Adoption of ASU 2016-09 resulted in a favorable effective tax rate impact of 12.0% and 37.0% for the three and nine months ended September 30, 2017, respectively.
Income tax provision was $4.5 million for the three months ended September 30, 2017, compared to $7.5 million for the three months ended September 30, 2016. The decrease in income tax provision and the effective tax rate was primarily due to the discrete impact of excess tax benefits of stock-based compensation from the adoption of ASU 2016-09. For further details regarding the adoption of ASU 2016-09, please refer to Note 2 of the Notes to Condensed Consolidated Financial Statements.
Income tax provision was a benefit of $1.0 million for the nine months ended September 30, 2017, compared to an expense of $15.0 million for the nine months ended September 30, 2016. The decrease in income tax provision and the effective tax rate for the nine months ended September 30, 2017 was primarily due to the discrete impact of excess tax benefits of stock-based compensation from the adoption of ASU 2016-09. For further details regarding the adoption of ASU 2016-09, please refer to Note 2 of the Notes to Condensed Consolidated Financial Statements.
Liquidity and Capital Resources
As of September 30, 2017, we had cash, cash equivalents, and short-term investments of $366.2 million and long-term investments of $112.9 million. This balance reflects cash proceeds of approximately $271.4 million from the public offering completed in August 2016 of 3,162,500 shares of common stock, net of underwriting discounts, and offering costs and expenses. Cash and cash equivalents consist of cash, money market accounts, and highly liquid investments purchased with an original maturity of three months or less. Both short and long-term investments consist of U.S. government notes, and U.S. government agency securities, corporate bonds and obligations, certificates of deposit and municipal obligations. The acquisition of Velocify will be in exchange for total cash consideration of approximately $130.0 million in October 2017.
We believe that our existing cash, cash equivalents, and short-term investments will be sufficient to fund capital expenditures, operating expenses and other cash requirements for at least the next 12 months. We will use our cash and investments to repurchase our stock. Acquisitions that we enter into are funded by our cash and investments or require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
The following table sets forth our statement of cash flows data for the periods presented:

	Nine Months ended September 30,		Net
	2017	2016	Change
	(in thousands)
Net cash provided by operating activities	$69,621	$61,108	8,513
Net cash used in investing activities	(208,439)	(29,999)	(178,440)
Net cash provided by financing activities	4,743	279,034	(274,291)
Net increase (decrease) in cash and cash equivalents	$(134,075)	$310,143	$(444,218)
Operating Activities
Cash provided by operating activities for the nine months ended September 30, 2017 increased by $8.5 million as compared to the same period in 2016. In the condensed consolidated statements of cash flows, cash provided by operating activities is presented as net income adjusted for non-cash items and changes in operating assets and liabilities. Net income increased by $16.1 million for the nine months ended September 30, 2017 as compared to the same period in 2016. Non-cash items resulted in a net decrease in cash from operations of $0.2 million for the nine months ended September 30, 2017 as compared to the same period in 2016. Changes in operating assets and liabilities resulted in a net decrease in cash from operations of $7.3 million for the nine months ended September 30, 2017 as compared to the same period in 2016.
The $0.2 million decrease in the net contribution of non-cash items to cash provided by operating activities was primarily due to a $11.5 million increase in depreciation/amortization expense from data center equipment, internal-use software, leasehold improvements, and furniture and fixtures placed into service and a $1.8 million increase in stock-based compensation expense due to increased headcount, partially offset by a $10.6 million decrease in cash flow due to the increase in deferred tax assets.
Changes in operating assets and liabilities resulted in a net decrease of $7.3 million to cash provided by operating activities for the nine months ended September 30, 2017 as compared to the same period in 2016. Our net accounts receivable balance fluctuates from period to period, depending on the amount and timing of sales and billing activity, our customers’ payment method, and cash collections. Additionally, we experienced overall growth in our accounts receivable balance due to increased revenue for the nine months ended September 30, 2017 as compared to the same period in 2016. The change in prepaid expenses and other current assets was primarily due to the timing of payments for software services and other maintenance. The change in accounts payable and accrued and other liabilities was primarily due to the annual payment of variable compensation costs in March 2017 as well as the timing of additional liabilities and payments in general, and does not reflect any significant change in the nature of accrued liabilities. The decrease in deferred revenue is primarily the result of timing of customer payments and the completion of professional services projects.
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
Cash used in investing activities of $208.4 million for the nine months ended September 30, 2017 was primarily the result of $24.9 million in expenditures for purchases of property, including capital improvements to our new corporate headquarters, investments to bolster our infrastructure and enhance our system capacity, reliability, and security, and $40.0 million in expenditures incurred to develop internal-use software and website applications, including the development of our next generation Encompass platform. We also incurred $143.5 million in net purchases of investments.
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
Financing Activities
Financing activities have consisted primarily of cash provided from the exercise of stock options and purchases under the employee stock purchase plan, reduced by the payments related to capital lease obligations, repurchases of common stock and tax payments related to shares withheld for vested restricted stock units, or RSUs. In August 2017, our audit committee, under the authority delegated to it by our board of directors, approved a new stock repurchase program under which we are authorized to repurchase up to $250.0 million of our common stock. This authorization expires in August 2020. In August 2016, we completed a public offering of common stock and sold a total of 3,162,500 shares of our common stock for total cash proceeds of approximately $271.4 million, net of underwriting discounts, and offering costs and expenses of approximately $13.2 million, which will be used for general corporate purposes, including working capital, sales and marketing activities, general and administrative matters and capital expenditures, and we may also use the net proceeds for the acquisition of, or investment in, technologies, solutions or businesses that complement our business.
Cash provided by financing activities of $4.7 million for the nine months ended September 30, 2017 consisted primarily of $17.6 million in proceeds from employee stock purchases and the exercise of stock options, partially offset by $12.2 million in tax payments related to shares withheld for vested RSUs.
Cash provided by financing activities of $279.0 million for the nine months ended September 30, 2016 consisted primarily of $271.4 million in net proceeds from our August 2016 public offering of 3,162,500 shares of common stock, $15.3 million in proceeds from employee stock purchases and the exercise of stock options, partially offset by $7.7 million in payments on capital leases and tax payments related to shares withheld for vested RSUs.
Off Balance Sheet Arrangements
As of September 30, 2017, we had no off-balance sheet arrangements, and operating leases were the only financing arrangements not reported on our condensed consolidated financial statements.

Contractual Obligations
During the nine months ended September 30, 2017, there have been no material changes to our contractual obligations outside the ordinary course of business from those specified in the 2016 Form 10-K.
ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We believe that there have been no significant changes in our market risk exposures for the three and nine months ended September 30, 2017, as compared with those discussed in our 2016 Form 10-K.
ITEM 4—CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
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

PART II—OTHER INFORMATION
ITEM 1—LEGAL PROCEEDINGS
From time to time, we are involved in litigations that we believe are of the type common to companies engaged in our line of business, including commercial and employment disputes. As of the date of this Quarterly Report on Form 10-Q, we are not involved in any pending legal proceedings whose outcome we expect to have a material adverse effect on our financial position, results of operations or cash flows. However, litigation is unpredictable and excessive verdicts, both in the form of monetary damages and injunctions, could occur. In the future, litigation could result in substantial costs and diversion of resources, and we could incur judgments or enter into settlements of claims that could have a material adverse effect on our business.

ITEM 1A.	RISK FACTORS
You should carefully consider the risks described below and the other information in this Quarterly Report on Form 10-Q. If any of the following risks materialize, our business could be materially harmed, and our financial condition and results of operations could be materially and adversely affected. The risks described below are not the only ones facing us. Additional risks not currently known to us or that we currently believe are immaterial may also impair our business, results of operations, financial condition, and liquidity.
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
Any future outages or system interruptions that impair access to Encompass, the Ellie Mae Network, or our other services could damage our reputation and brand and may substantially harm our business and operating results.
The satisfactory performance, reliability, and availability of Encompass, the Ellie Mae Network, and our other services are critical to our reputation and our ability to attract and retain Encompass users and Ellie Mae Network participants. Because our services are complex and incorporate a variety of hardware and proprietary and third-party software, our services may have errors or defects that could result in unanticipated downtime for our customers. Internet-based services frequently contain undetected errors when first introduced or when new versions or enhancements are released, and we have from time to time found errors and defects in our services and new errors and defects in our services may be detected in the future.
Moreover, we have experienced and may in the future continue to experience temporary system interruptions to Encompass, the Ellie Mae Network, or our other services for a variety of other reasons, including network failures, power failures, problems with Encompass and other third-party firmware updates, as well as an overwhelming number of users or Ellie Mae Network participants trying to access our services during periods of strong demand. In addition, our services may be subject to security or denial of services attacks which result in service interruptions, or our customers may use our services in unanticipated ways that may cause a disruption in services for other customers. Since our customers use our service for important aspects of their business, any errors, defects, disruptions in service, or other performance problems could result in negative publicity, damage to our reputation and brand, reduce our revenue, increase our operating expenses, negatively impact our ability to run our business, hinder our ability to enroll new customers, cause us to incur legal liability, or issue refunds or service credits to our customers and cause us to lose current customers, all of which could substantially harm our business and operating results.
We utilize a hybrid cloud approach to our third-party data centers consisting of (i) two primary production data centers, located in Santa Clara, California and Chicago, Illinois, which are each hosted by a third-party service provider and (ii) a network of Amazon Web Services (“AWS”) data centers which provides a distributed computing infrastructure platform for business operations. We maintain regular oversight but have little direct control over our two primary data centers. In the case of AWS, we do not control any aspects of the AWS data center operations and do not own any of the underlying computing hardware. We rely on these third-party service providers to provide continuous and uninterrupted access to our products and services, including Encompass and the Ellie Mae Network. If for any reason our relationship with any of these third parties were to end unexpectedly, it could require a significant amount of time to transition the hosting of our computing infrastructure to new third-party service providers.

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
Our success will depend on (i) the willingness of mortgage lenders to continue to accept the SaaS model for delivering software applications that they view as critical to the success of their business, (ii) our ability to successfully deliver new and improved SaaS service offerings that meet the needs of mortgage lenders, and (iii) the available market of potential users of our services and our ability to sell our services to these potential users.
It is difficult to predict customer adoption rates and demand for our services, the future growth rate and size of the market for our service offerings, or the entry of competitive applications. The growth of the mortgage technology market depends on a number of factors, including the cost, performance, and perceived value associated with product offerings, most notably SaaS offerings such as our own, including the extent to which SaaS companies are successful in continuing to address security and reliability concerns. If other SaaS providers experience security incidents, loss of customer data, disruptions in delivery or other problems, the market for SaaS applications as a whole, including our own products and services, may be negatively affected. If there is a reduction in demand for mortgage technology caused by technological challenges, weakening economic conditions, interest rate increases, security or privacy concerns, competing technologies, and products, decreases in spending by mortgage lenders, or a decrease in the number of potential users of our service offerings, this could result in decreased revenues and our business could be adversely affected. In addition, we will need to continue to expand and optimize our sales infrastructure in order to grow our customer base and our business. Identifying and recruiting qualified personnel and training them in the use of our software requires significant time, expense, and attention.

If we are not able to provide successful enhancements, new features, and modifications to our services, our business could be adversely affected. Further, impairment of software-related assets and other assets may materially adversely affect our operating results.
If we are unable to provide enhancements, new features, and modifications of our existing services, including the successful completion and deployment of our next generation Encompass software and the Encompass Lending Platform and changes to our services to reflect changes in laws and regulations relating to residential mortgage lending, our business and operating results could be adversely affected. In addition, if we do not successfully manage the migration of our customers to our next generation Encompass software or if the transition takes longer than expected, customers may not experience the benefits of new enhancements and features and our business and operating results could be adversely affected. In addition, we will need to continuously modify and enhance our services to keep pace with changes in software, communication, browser, database, and SaaS infrastructure technologies. We may not be successful in either developing these modifications and enhancements or in bringing them to market in a timely fashion, which could increase our costs and adversely affect our business. The failure of our services to operate effectively with future technologies could reduce the demand for our services, result in customer dissatisfaction, and adversely affect our business.
We have invested and continue to invest significant resources to develop and acquire technology related to our services that is capitalized to property and equipment or intangible assets and treated as an asset on our balance sheet. We may not launch this new technology, the launch of such technology may result in disruptions to our business operations, or such technology might not meet our and our customers’ expectations. Also, changes to any of our implementation strategies or the failure of this technology to meet our and our customers’ expectations could result in the impairment of software-related assets, and our future operating results could be materially adversely affected if we are required to write down the carrying value of capitalized software development or other intangible assets.
A decrease in mortgage lending volume could materially adversely affect our business.
Mortgage lending volume decreased substantially in the first three quarters of 2017 relative to 2016 and may continue to decrease materially for the remainder of 2017 and future years, which could materially adversely affect our business and our operating results. Factors that adversely impact mortgage lending volumes include increasing mortgage interest rates, reduced consumer and investor demand for mortgages, more stringent underwriting guidelines, decreased liquidity in the secondary mortgage market, high levels of unemployment, high levels of consumer debt, lower consumer confidence, changes in tax and other regulatory policies, the number of existing mortgages eligible for refinancing, the available inventory of housing, and other macroeconomic factors.
Mortgage interest rates are influenced by a number of factors, including monetary policy. The Federal Reserve Bank raised the target federal funds rate by 0.25% in each of March 2017 and June 2017, the most recent increase from 1.00% to 1.25%, and signaled that the federal funds rate could be increased further over the next several years. The increase in the federal funds rate since December 2016 has contributed to an increase in mortgage interest rates in 2017 and may result in future mortgage interest rate increases. Increases in mortgage interest rates have materially reduced the volume of new mortgages originated in the first three quarters of 2017 relative to 2016, in particular the volume of mortgage refinancings, and future increases may further decrease the volume of new mortgages originated. In addition, our revenues typically, but not always, track the seasonality of the residential mortgage industry, with increased activity in the second and third quarters and reduced activity in the first and fourth quarters as home buyers tend to purchase their homes during the spring and summer in order to move to a new home before the start of the school year. As a result, a higher percentage of our revenues have historically been recognized during those quarters.
We currently estimate that approximately 25% to 35% of our revenues have some direct sensitivity to volume. A decrease in residential mortgage volumes could materially adversely affect our business and operating results. Furthermore, a significant decrease in mortgage volume could negatively impact our customers, resulting in a reduction of their Encompass users, consolidation with other lenders, or cessation of operations. If any of these occurs, it could materially adversely affect our business and operating results.
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
Part of our business strategy is to target larger mortgage lenders that handle greater volumes of loans. As we target more of our sales efforts at larger customers, we could face greater costs, longer sales cycles, and less predictability in completing some of our sales. In this market, the customer’s decision to use our products and services may be an enterprise-wide decision and, if so, this type of sale could require us to provide greater levels of education regarding the use and benefits of our products and services. In addition, larger customers may demand more complex integration, implementation services, and features, which may result in implementations that take longer than we forecast or plan or delays in these customers using our service to originate and close loans. As a result of these factors, these sales opportunities may require us to devote greater sales support and professional services resources to individual customers, driving up costs and time required to complete sales and diverting our own sales and professional services resources to a smaller number of larger transactions. Furthermore, if implementations take longer than planned or these customers delay their use of our service to originate and close loans, we may be required to delay revenue recognition on some of these transactions until the technical or implementation requirements have been met and may not generate revenue from these customers as quickly as we had forecast.
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
Our strategy of growing our business and increasing the number of Encompass users has placed and may continue to place significant demands on our technology systems and operational infrastructure. As our operations grow in size, scope, and complexity, we will need to expand, improve, and upgrade our technology systems and operational infrastructure, including the capabilities of the third-party data centers we utilize to offer an increasing number of customers enhanced solutions, features, and functionality, and to ensure that our services are reliable.
Our growth and the improvement of our technology systems and operational infrastructure will require significant lead time and substantial financial, operational and technical resources in advance of the anticipated increase in the volume of business, with no assurance that the volume of business or our revenues will actually increase.
We have experienced rapid growth. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service and operational controls, or adequately address competitive challenges.
We have experienced, and are continuing to experience, a period of rapid growth in our customers, headcount, and operations. In particular, we grew from approximately 270 employees as of December 31, 2011 to 1,280 employees as of September 30, 2017, and have also significantly increased the number of customers and active users of Encompass. We anticipate that we will significantly expand our operations and headcount in the near term and will continue to expand our customer base. This growth has placed, and future growth will place, a significant strain on our management, general and administrative resources, and operational infrastructure.
Our success will depend in part on our ability to manage this growth effectively and to scale our operations. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial, and management controls and our reporting systems and procedures. As we continue to grow, we also need to ensure that our policies and procedures evolve to reflect our current operations and are appropriately communicated to and observed by employees, and that we appropriately manage our corporate information assets, including confidential and proprietary information. Failure to effectively manage growth could result in difficulty or delays in deploying customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features, or other operational difficulties, and any of these difficulties could adversely impact our business performance and results of operations.
Completing and integrating future acquisitions could disrupt our business, harm our financial condition, and operating results or dilute or adversely affect the price of our common stock.
Our success will depend in part on our ability to expand our solutions and services and to grow our business in response to changing technologies, customer demands, and competitive pressures. In some circumstances, we may pursue growth through the acquisition of complementary businesses, solutions, or technologies rather than through internal development. For example, in October 2017, we purchased Velocify, Inc., a leading cloud-based intelligent sales automation platform, for cash consideration of approximately $130.0 million.

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
Even if we successfully complete an acquisition, we may not be able to assimilate and integrate effectively the acquired business, technologies, solutions, assets, personnel, or operations, particularly if key personnel of an acquired company decide not to work for us. We may encounter difficulty in incorporating acquired technologies into our service and maintaining the quality standards that are consistent with our brand and reputation. In addition, we may issue debt or equity securities to complete an acquisition, which could dilute our stockholders’ ownership and adversely affect the price of our common stock.
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
Changes in current legislation or new legislation may increase our costs by requiring us to update our products and services, and if our products and services fail to address relevant mortgage lending laws and regulations our business could be adversely affected.
Changes to existing laws or regulations or adoption of new laws or regulations relating to the residential mortgage industry may require us to incur significant costs to update our products and services so that our customers remain compliant with such laws and regulations. Our Encompass Compliance Service analyzes mortgage loan data for compliance with consumer protection laws and institutionally mandated compliance policies and must continually be updated to incorporate changes to such laws and policies. The Dodd-Frank Act has caused and will continue to cause us to make similar updates to Encompass, Encompass Compliance Service, Encompass Product and Pricing Service, Encompass Docs Solution, TQL, and the Ellie Mae Network to address, among other things, regulations that protect consumers against unfair, deceptive, and abusive practices by lenders. For example, additional tools and product updates were required to address the Ability-to-Repay/Qualified Mortgage and Federal and State High Cost rules that became effective in January 2014. In addition, we have updated certain products to comply with the TILA-RESPA Integrated Disclosure rule changes and the 2013 Loan Originator Rule under the Truth in Lending Act (Regulation Z) (“TILA-RESPA Amendments”) that became effective on October 3, 2015. The final rule amending Regulation C to implement amendments to the Home Mortgage Disclosure Act (“HMDA”) made by section 1094 of the Dodd-Frank Act was published on October 15, 2015 (as amended again on August 24, 2017). It includes various effective compliance dates, starting with January 1, 2017 through May 30, 2020. The final "Qualified Residential Mortgage" rule which implements the risk retention requirements in the Dodd-Frank Act became effective on December 24, 2015. On August 23, 2016, Fannie Mae and Freddie Mac published the first material updates to the Uniform Residential Loan Application (“URLA”) in more than 20 years. In September 2017, Fannie Mae and Freddie Mac announced that lenders may begin using the redesigned URLA starting in July 2019 and they will require the use of the redesigned URLA for all new loan applications beginning in February 2020. These additions and updates have caused us to incur significant expense, and future updates will likely cause us to incur similar significant expense. For example, if the new U.S. presidential administration and U.S. Congress significantly change or repeal the mortgage lending portions of the Dodd-Frank Act or the CFBP announces new rules or repeals previously announced rules, we may need to incur significant expense to make updates to our products and services. In addition, if our products and services fail to address relevant laws and regulations, we could be subject to claims by our customers that we have breached our customer contracts as well as potential claims by borrowers or government agencies. Such claims could result in substantial costs and we could incur judgments or enter into settlements of claims that could have a material adverse effect on our business and operating results. Furthermore, if our products and services fail to address relevant laws and regulations this could result in negative publicity, damage to our reputation and brand, hinder our ability to enroll new customers and cause us to lose current customers, all of which could substantially harm our business and operating results.
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
The Real Estate Settlement Procedures Act (“RESPA”) generally prohibits the payment or receipt of fees or any other thing of value for the referral of business related to a residential real estate settlement service and prohibits fee shares or splits or unearned fees in connection with the provision of such services. Encompass software and services and the Ellie Mae Network were designed with payment methods that are intended to comply with the restrictions under RESPA. Nonetheless, RESPA may restrict our ability to enter into marketing and distribution arrangements with third parties for existing or newly developed products and services, particularly to the extent that such arrangements may be characterized as involving payments for the referral of residential real estate settlement service business. Additionally, any amendments to RESPA, court opinions interpreting the provisions of RESPA, or changes in the manner that RESPA is interpreted by the regulatory agencies responsible for enforcing RESPA that result in restrictions on our current payment methods, or any determination that our payment methods have been and currently are subject to the restrictions under RESPA, could have a material adverse effect on our business. If we were found to be in violation of RESPA rules, we would be exposed to significant potential liability that could have a material adverse effect on our reputation and business.
We depend on key and highly skilled personnel to operate our business, and if we are unable to retain our current or hire additional personnel, our ability to develop and successfully market our business could be harmed.
We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, technical, finance, creative, and sales and marketing personnel. Moreover, we believe that our future success is highly dependent on the contributions of our named executive officers. All of our officers and other employees are at-will employees, which means they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. In addition, the loss of any key employees or the inability to attract or retain qualified personnel could delay the development and introduction of, and harm our ability to sell, our solutions and harm the market’s perception of us. Competition for qualified personnel is particularly intense in the San Francisco Bay Area, where our headquarters are located. Qualified individuals are in high demand, and we may incur significant costs to attract them. We may be unable to attract and retain suitably qualified individuals who are capable of meeting our growing sales, operational, and managerial requirements, or we may be required to pay increased compensation in order to do so. If we are unable to attract and retain the qualified personnel we need to succeed, our business will suffer.
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
The mortgage origination software market is highly competitive. There are many software providers that compete with us by offering loan origination software to mortgage originators, such as: Byte Software Inc., a subsidiary of CBCInnovis; Calyx Technology, Inc.; DH Corporation; Lending QB, Mortgage Builder Software, Inc., a subsidiary of Altisource Portfolio Solutions SA; Mortgage Cadence, which is owned by Accenture PLC; Wipro Gallagher Solutions, which is owned by Wipro, Ltd.; and LoanSphere Empower and LoanSphere LendingSpace, which are owned by Black Knight Financial Services, Inc. Some software providers, including Calyx Technology, Inc. and Black Knight Financial Services, Inc., also provide connectivity between their software users and lenders and service providers to make such services available to mortgage lenders. We also compete with compliance, document preparation service, and product eligibility and pricing service providers that are more established than us. There is vigorous competition among providers of these services and we may not succeed in convincing potential customers using other services to switch to ours. In addition, some of our competitors are consolidating, which facilitates greater cross-selling of services and could weaken our ability to differentiate our offering in the market. Some of our competitors also offer services on a per closed loan basis, which could adversely impact the effectiveness of our Success-Based Pricing strategy for increasing the number of Encompass customers. If we are unsuccessful in competing effectively by providing attractive functionality, customer service, or value, we could lose existing Encompass users to our competitors and our ability to attract new Encompass users could be harmed.
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
The Ellie Mae Network is only available to mortgage originators using Encompass. The principal alternative to the use of the Ellie Mae Network by Encompass users remains traditional methods of exchanging data and documents among mortgage industry participants by email, facsimile, phone, courier, and mail. In addition, mortgage originators may use standalone web browsers to go individually to each investor, lender, or service provider’s website, and then manually upload loan data or enter information into the website. Mortgage originators may continue to use these methods due to habit, personal business relationships, or otherwise. The success of the Ellie Mae Network depends on our ability to achieve and offer access to both the critical mass of investors, lenders, and service providers necessary to attract and retain mortgage originators using Encompass on the Ellie Mae Network and the critical mass of active mortgage originators necessary to attract and retain investors, lenders, and service providers on our network.
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
We must continue to enhance the features and functionality of Encompass, our other services, and the Ellie Mae Network. The effective performance, reliability, and availability of Encompass, our other services, and the Ellie Mae Network infrastructure are critical to our reputation and our ability to attract and retain Encompass users, users of our other services, and Ellie Mae Network participants. If we do not continue to make investments in product development and, as a result, or due to other reasons, fail to attract new and retain existing mortgage originators, lenders, investors, and service providers, we may lose existing Ellie Mae Network participants, which could significantly decrease the value of the Ellie Mae Network to all participants and materially adversely affect our business.
We are subject to the risks of current and future legal proceedings, which could have a material adverse effect on our business, financial condition, results of operations, and future prospects.
At any given time, we are a defendant in various legal proceedings and litigation matters arising in the ordinary course of business including commercial and employment disputes. We can give no assurance that the outcome of any such matter would not have a material adverse effect on our consolidated financial condition, results of operations, or cash flows. We are unable to predict the ultimate outcome of these disputes or the actual impact of these matters on our profitability at this time, and any views we form as to the viability of these claims or the financial exposure in which they could result, could change from time to time as the matters proceed through their course, as facts are established, and as various judicial determinations are made.
If we agree to settle these matters or judgments are secured against us, we may incur charges which may have a material and adverse impact on our business, financial conditions, results of operations, and future prospects.
Failure to adequately protect our intellectual property could harm our business.
The protection of our intellectual property rights, including our proprietary Encompass software and Ellie Mae Network technology, is crucial to the success of our business. We rely on a combination of patent, copyright, trademark, and trade secret law, and contractual restrictions to protect our intellectual property. Our present and future patents may provide only limited protection for our technology and may not be sufficient to provide competitive advantage to us. Furthermore, we cannot guarantee any patents will be issued to us as a result of our patent applications. We also rely in part on confidentiality and invention assignment agreements with our employees, independent contractors, and consultants. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our Ellie Mae Network and Encompass features and functionality or obtain and use information that we consider proprietary. Enforcing our proprietary rights is difficult and may not always be effective.
We have registered “Ellie Mae,” “Encompass,” and “AllRegs” and certain of our other trademarks as trademarks in the United States. Competitors may adopt service names similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the terms Ellie Mae, Encompass, or our other trademarks.
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
We rely on the efficient and uninterrupted operation of complex information technology systems, including systems for customer billing, human resources, enterprise resource planning, and customer relationship management.  As our business has grown in size and complexity, the growth has placed, and will continue to place, significant demands on our internal information technology systems. To effectively manage this growth, we must commit significant financial resources and personnel to maintain and enhance existing systems and develop or acquire new systems to keep pace with continuing changes in our business and information processing technology as well as evolving industry, regulatory, and accounting standards.  If the information we rely upon to run our businesses is determined to be inaccurate or unreliable, or if we fail to properly maintain or enhance our internal information technology systems, we could have operational disruptions, customer disputes, significant deficiencies, or material weaknesses in our internal controls, have increases in operating and administrative expenses, lose our ability to produce timely and accurate financial reports, or suffer other adverse consequences.

For example, our implementation of ASC 606, a new revenue recognition standard which becomes effective in fiscal 2018 and as more fully described in Note 2 “Basis of Presentation and Significant Accounting Policies”, requires significant updates to our finance technology systems.  The timely and precise implementation of necessary updates for ASC 606 are critical to our ability to properly recognize revenue and the failure to do so may, among other things, result in significant deficiencies or material weaknesses in our internal controls.
If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could result in a loss of investor confidence in our financial reports, significant expenses to remediate any internal control deficiencies, and ultimately have an adverse effect on the market price of our common stock.
As a publicly-traded company, we are subject to compliance with, among other regulations, Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”), which requires that we test our internal control over financial reporting and disclosure controls and procedures. Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our compliance with SOX requires that we incur substantial expense and expend significant management time on compliance-related issues. If we fail to achieve and maintain an effective internal control environment, we could suffer material misstatements in our financial statements and fail to meet our reporting obligations, which would likely cause investors to lose confidence in our reported financial information. This could harm our operating results and lead to a decline in our stock price. Additionally, ineffective internal control over financial reporting could expose us to increased risk of fraud or misuse of corporate assets and subject us to potential delisting from the New York Stock Exchange, regulatory investigations, civil or criminal sanctions, and class action litigation.
Specifically, our implementation of ASC 606 beginning January 1, 2018 requires significant modifications to our internal financial and accounting controls and procedures, which places a significant burden on our accounting and information technology teams and increases the risk that we fail to maintain an effective internal control environment. Our failure to successfully modify our controls in connection with adopting ASC 606 may, among other things, result in material misstatements in our financial statements and fail to meet our reporting obligations.
As a third-party technology service provider of mission-critical products and services to many financial institutions that are regulated by one or more member agencies of the Federal Financial Institutions Examination Council, (“FFIEC”), we are subject to an IT examination by the member agencies of the FFIEC. As a result, the FFIEC conducts recurring IT Examinations in order to identify existing or potential risks associated with our operations that could adversely affect the financial institutions to whom we provide products and services, evaluate our risk management systems, and controls and determine our compliance with applicable laws that affect the products and services we provide to financial institutions. In addition to examining areas such as our management of technology, data integrity, information confidentiality, and service availability, the reviews also assess our financial stability. In June 2014, the FDIC, a member agency of the FFIEC, completed its IT examination, and found that, while the services we provide to our client banks are satisfactory, several matters required further attention, some of which were repeat findings and recommendations from the FDIC’s 2012 examination. Although management has developed a plan for addressing these matters, we cannot be assured that the plan will satisfy the FDIC or applicable law. A sufficiently unfavorable review from the FFIEC in the future could have a material adverse effect on our business and financial condition.
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
Our systems and operations are vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, and similar events. For example, a significant natural disaster, such as an earthquake, fire, or flood, could have a material adverse impact on our business, operating results and financial condition, and our insurance coverage may be insufficient to compensate us for losses that may occur. Our corporate offices and one of the facilities we lease to house our computer and telecommunications equipment are located in the San Francisco Bay Area, a region known for seismic activity. In addition, acts of terrorism, which may be targeted at metropolitan areas with higher population density than rural areas, could cause disruptions in our or our customers’ businesses or the economy as a whole. We may not have sufficient protection or recovery plans in certain circumstances, such as natural disasters affecting the San Francisco Bay Area, and our business interruption insurance may be insufficient to compensate us for losses that may occur.
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
In addition, the stock market in general has experienced extreme price and volume fluctuations. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. This litigation, if instituted against us, could result in very substantial costs, divert our management’s attention and resources, and harm our business.
Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.
Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and affect the reporting of transactions completed before the announcement of a change. For example, the adoption of ASC 606, a new revenue recognition standard, which becomes effective in fiscal 2018, could impact the timing of recognition of certain revenue streams, as well as how we account for certain commissions. Further, the evaluation and implementation of new standards, including ASC 606, may require additional resources and system configurations that could increase our operating costs.
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
The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which may cause our stock price to decline.

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

•
the requirement that a special meeting of stockholders may be called only by the chairman of the board of directors, the chief executive officer, the president, or the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and

•
advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

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
ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In August 2017, the Company’s audit committee, under the authority delegated to it by the Company’s board of directors, approved a new stock repurchase program under which the Company is authorized to repurchase up to $250.0 million of its common stock. This authorization expires in August 2020. All shares are retired upon repurchase. As of September 30, 2017, the Company had not repurchased any shares under this program.
ITEM 3—DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4—MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5—OTHER INFORMATION
Not applicable.

ITEM 6—EXHIBITS

Exhibit Number	Description of Document

2.1(1)	Agreement and Plan of Merger, dated August 31, 2017, by and among Ellie Mae, Inc., Victory Merger Sub, Inc., Velocify, Inc. and Fortis Advisors LLC, as the Representative.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_________________

(1)	Previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on August 31, 2017, and incorporated herein by reference.

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

ELLIE MAE, INC.

Date:	November 9, 2017	By:	/s/ Matthew LaVay
Matthew LaVay
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized signatory)