Form 10-K
period 2017-12-31
ELLIE MAE INC
filed 2018-03-01
CIK 1122388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K
_____________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2,325,501,000 (based on the last reported sale price of $109.91 on June 30, 2017).
34,289,833 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding as of February 22, 2018.

Documents Incorporated by Reference
Portions of the registrant’s Proxy Statement for the registrant’s 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The registrant intends to file the Proxy Statement within 120 days of the registrant’s fiscal year ended December 31, 2017.

Ellie Mae, Inc.
Form 10-K
For the Year Ended December 31, 2017

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements may include words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “intend,” “target,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project,” “continue,” “depend” or other wording indicating future results or expectations. These forward-looking statements include, but are not limited to, statements about:

•
the ability of our investments in the security of the Encompass service, as well as our internal systems, processes and monitoring capabilities, to protect our customers’ data and help minimize the risk of data security loss;

•	the impact of changes in mortgage interest rates, home sale activity, and regulatory changes;

•	the seasonality of the residential mortgage industry;

•	the impact of seasonality on our revenues;

•	changes in mortgage originator, lender, investor or service provider behavior and any related impact on the residential mortgage industry;

•	our revenue and cost forecasts and drivers;

•	the potential impact of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, on our revenues and costs;

•	the number of Encompass users, including contracted Encompass users;

•	the effectiveness of our marketing and sales efforts to attract new and retain existing Encompass users and Ellie Mae Network participants;

•	transaction volume on the Ellie Mae Network;

•
the level of demand for our Encompass Docs Solution, our Encompass Product & Pricing Service, our Encompass Compliance Service, our Encompass CRM service, our Velocify sales engagement service and the other services we offer;

•	the timing of the introduction of new software and services;

•	our expectations regarding the acceptance of our new offerings by the market;

•	our expectations regarding the adoption rate of our platform by mortgage lenders;

•	changes in government regulation and tax laws affecting mortgage lenders and Ellie Mae Network participants or our business, and potential structural changes in the U.S. residential mortgage industry;

•	our customer retention, renewal and upgrade rates;

•	our current and planned investments in our products and services;

•	our expectations regarding our current and planned investments;

•	our expectations regarding our future costs and expenses;

•	our ability to successfully manage our growth and any future acquisitions of businesses, solutions or technologies;

•	the anticipated benefits and growth prospects expected from our recent acquisition;

•	the impact of uncertain domestic and worldwide economic conditions, including the resulting effect on residential mortgage volumes;

•	our ability to compete effectively in a highly competitive market and adapt to technological changes; and

•	our ability to protect our intellectual property, including our proprietary Encompass software.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K. You should not rely upon forward-looking statements as predictions of future events. The outcomes of the events described in these forward-looking statements are subject to substantial risks, uncertainties and other factors described in Part I, Item 1A “Risk Factors,” and elsewhere, in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements.
In this report, references to “Ellie Mae,” “the Company,” “we,” “our” or “us” refer to Ellie Mae, Inc. together with its subsidiaries, unless the context requires otherwise.
PART I

ITEM 1.	BUSINESS
Our Company
We are a leading cloud-based platform provider for the mortgage finance industry. Our technology solutions are used by lenders to originate and close residential mortgage loans. At December 31, 2017, approximately 184,000 mortgage professionals used Encompass for their mortgage management solution.
Our Encompass digital mortgage software is a comprehensive, end-to-end enterprise solution that handles most of the functions involved in running the business of originating mortgages including: marketing; lead management; loan origination; loan processing; underwriting; preparation of mortgage applications, disclosure agreements, and closing documents; funding and closing the loan for the borrower; compliance with regulatory and investor requirements and overall enterprise management that provides one system of record for loans. Delivery of our Encompass software in an on-demand Software-as-a-Service, or SaaS, environment provides customers with the added benefits of lower up front implementation costs and reduced need for an infrastructure of servers, storage and network devices as well as the staff needed to support the infrastructure. SaaS delivery of Encompass enables access to the most current version of our software, including periodic upgrades and regulatory updates. We also host the Ellie Mae Network, a proprietary electronic platform that allows Encompass users to conduct electronic business transactions with mortgage investors (also referred to as “investors”) and service providers they work with in order to process and fund loans.
For mortgage originators, Encompass is a comprehensive digital mortgage solution that handles key business and management functions involved in running a residential mortgage origination business. Mortgage originators use Encompass as a single tool for marketing, loan origination, processing, and customer communication, and to interact electronically with lenders, investors, and service providers over the Ellie Mae Network. For lenders, investors and service providers on the Ellie Mae Network, we provide electronic connectivity that allows them to do business with mortgage origination professionals using Encompass. We also offer Encompass users a variety of other on-demand software services delivered within Encompass which are discussed below in our Products and Services overview.
Mortgage originators pay for Encompass in one of two models: recurring monthly subscription fees or fees based on the number of loans closed, subject to base fees, which we refer to as Success-Based Pricing. Our additional services are paid on either a subscription or transaction basis. Lenders, investors and service providers participating in the Ellie Mae Network also pay us fees, generally on a per transaction basis, for transactions processed through the Ellie Mae Network from Encompass users.
Corporate Information
Founded in 1997 as a California corporation, we were reincorporated as a Delaware corporation in November 2009. We completed our initial public offering of our common stock in April 2011, and our common stock is listed on the New York Stock Exchange under the symbol “ELLI”. Our mailing address and executive offices are located at 4420 Rosewood Drive, Suite 500, Pleasanton, California 94588 and our telephone number at that address is (925) 227-7000. Our website address is www.elliemae.com. Information found on or accessible through our website is not part of and is not incorporated into this report.
We are subject to the information and periodic reporting requirements of the Securities Exchange Act of 1934, or Exchange Act, and, in accordance therewith, file periodic reports, proxy statements, and other information with the Securities and Exchange Commission (the “SEC”). Such periodic reports, proxy statements, and other information are available for inspection and copying at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549 or may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website at http://www.sec.gov that contains reports, proxy statements, and other information regarding issuers that file electronically with the SEC. We also post on the Investor Relations page of our website, www.elliemae.com, a link to our filings with the SEC, our Corporate Governance Guidelines, and Code of Business Conduct and Ethics, which applies to all directors and all employees, and the charters of our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee of our board of directors. Our filings with the SEC are posted on our website and are available free of charge as soon as reasonably practical after they are filed electronically with the SEC. You can also obtain copies of these documents free of charge by writing to us at: Corporate Secretary, Ellie Mae, Inc., 4420 Rosewood Drive, Suite 500, Pleasanton, CA 94588, or emailing us at: ir@elliemae.com.
We also use our investor relations website (investor.elliemae.com) as a channel of distribution for important company information. Important information, including press releases, analyst presentations and financial information regarding us, as well as corporate governance information, is routinely posted and accessible on our investor relations website.
The “Ellie Mae,” “Encompass,” “AllRegs”, “Velocify”, and other trademarks or service marks of Ellie Mae appearing in this report are the property of Ellie Mae.
Mortgage Industry Overview
Overview of Mortgage Origination Market
Mortgage originators typically advise borrowers, process loan files, collect, and verify the property and borrower data upon which lending decisions are based and, in the majority of cases, fund and close mortgage loans. According to data available pursuant to the Home Mortgage Disclosure Act (“HMDA”), there were more than 6,000(1) mortgage lenders in 2017 in the United States, including national banks, regional banks, non-bank lenders and credit unions.
Based on estimates provided by the Mortgage Bankers Association, there were $1.7 trillion, $2.1 trillion(2), $1.7 trillion, $1.3 trillion and $1.8 trillion in loans originated for 1- to 4-family homes during the years ended December 31, 2017, 2016, 2015, 2014 and 2013, respectively.
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

________________
(1) Federal Financial Institutions Examination Council, FFIEC Announces Availability of 2016 Data on Mortgage Lending, September 28, 2017.
(2) Mortgage Bankers Association, MBA Mortgage Finance Forecast as of January 20, 2018. Copyright 2018.

The following diagram of the mortgage origination process provides a framework for understanding the complexity and inefficiency of the process and the need for automated solutions.

CRM & Lead Management

The mortgage originator's sales and marketing teams:

- Acquire, manage, and convert sales leads
- Market their business, services, and products to borrowers
- Create email, direct mail, text, social media, and other marketing campaigns
- Engage in personalized communications with prospective borrowers and existing clients
- Leverage referral partner relationships to help build their sales pipeline

Point of Sale

The mortgage originator's loan officer:

- Is contacted by the borrower
- Gathers the borrower's financial information to complete loan application
- Orders a credit report
- Determines borrower's qualification for a loan
- Provides initial disclosures to the borrower
- Discusses the available loan options (prices and terms) with the borrower
- Selects the loan and locks the rate
- Transmits loan file to the processing department

Processing

The mortgage originator's processor:

- Reviews conditions required by the lender or investor to close the loan
- Requests and verifies documentation and credit worthiness
- Orders settlement services from third-party vendors (e.g. appraisal, flood, and title reports and mortgage insurance)
- Submits the completed loan package to the underwriting department

Underwriting

The mortgage originator's underwriting department:

- Reviews for regulatory compliance and fraud
- Reviews documentation to determine if the underwriting guidelines and funding conditions are met
- Usually orders a second credit report
- Makes a decision to fund the loan or not
- Notifies the closing department when all underwriting requirements and conditions have been satisfied

Closing & Funding

The mortgage originator's closing department:

- Reviews the loan package
- Confirms the closing date, fees, and special requirements with the third-party settlement agent
- Prepares closing package for signatures
- Sends the closing package, instructions, and funds to the settlement agent for preparation and execution of closing documents
- Disburses funds up final review of signed closing documents

Post-Closing & Shipping

The lender's quality control and shipping departments:

- Reviews the closed loan package
- Follows up with the settlement agent about any missing or problem documents
- Registers the loan with a central clearing house
- Sets up the loan for servicing
- Sends the loan package to the appropriate parties

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
Recent Mortgage Industry Trends and Developments
The residential mortgage industry continues to evolve and undergo significant changes. There are six major trends that are currently impacting the residential mortgage industry.
Greater Focus on Operational Efficiencies
The average total production cost per loan was $8,060 in the third quarter of 2017.(3) We expect operational costs to continue to be a significant consideration for mortgage originators due to the continuously changing regulatory environment and heightened quality standards. As a result, mortgage originators have sought to increase their efficiency and reduce fixed expenses, leading them to explore technology solutions to automate their business processes as well as methods to avoid or reduce expenses that are not tied to revenue generating activities.

________________
(3) Mortgage Bankers Association, Independent Mortgage Bank Production Profits Down in Third Quarter 2017, November 30, 2017.

Customers Adopting Multi-Channel Strategies
Customers are developing multi-channel strategies beyond a single retail, correspondent or wholesale mortgage lending channel in order to grow their businesses. The requirements of these different channels vary, and in order to maintain a single operating system, customers must use a robust system with customizable functionality.
Changes in Regulations Affecting Lenders and Investors
Mortgage lending regulations continue to change and many regulatory reforms have been introduced or proposed in recent years to promote increased underwriting standards and accountability by lenders and mortgage originators, ensure meaningful disclosures by lenders to borrowers, increase the transparency and objectivity of settlement services, and protect consumers in the mortgage market from unfair or abusive lending practices. Many of the significant changes in regulations were issued in 2014 and 2015, including legal changes resulting from the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and associated regulations issued by the Consumer Financial Protection Bureau (the “CFPB”). The CFPB has subsequently amended, revised and expanded regulations under its authority and is expected to continue exerting its influence over the regulated workings of the mortgage industry. Changes to CFPB leadership may further affect regulatory compliance requirements. Congress is also considering legislation affecting the mortgage industry. These changes have complicated the mortgage origination process and increased the amount of documentation required to originate and fund residential mortgages. We have made and expect to continue to make significant investments in our products and services to address statutory and regulatory changes.
Consumer Demand for a Digital Based Experience from Lenders
Today’s borrowers expect transparency, service and speed, and a human touch. To meet these requirements, lenders must offer a seamless, online experience that continues even after the application has been submitted. Lenders should have access to current and historical data on every individual borrower, and provide an intuitive borrower portal that offers a simple, transparent interaction, the ability to easily upload documents, and real-time status updates.
Increased Quality Standards Imposed by Regulators, Lenders and Investors
Lenders have eliminated many high-risk loan product offerings and significantly tightened underwriting and processing requirements. Similarly, investors seek higher-quality, lower-risk loans in which to invest. Consistent with these tightened standards and expectations, lenders and investors are demanding increased levels of documentation of the data upon which a lending decision will be based, increased use of third-party services to obtain unbiased and independent verification of borrowers’ creditworthiness, greater proof of the adequacy of the collateral securing mortgages and strict compliance with regulatory requirements. This trend further increases the amount of documentation and number of services required to originate and fund residential mortgages. Increased enforcement by federal and state regulators continues to encourage mortgage originators to explore technology solutions that provide adequate controls and policy enforcement to facilitate the origination of compliant loans.
Greater focus by customers and regulators on data security and consumer privacy
Recent high-profile data security incidents affecting banking institutions and their third-party service providers have resulted in an increased focus on data security by our customers and our customers’ regulators. We expect the industry focus on data security to continue to increase as companies generate greater amounts of data and as future data security incidents occur.
Our Strategy
Our mission is to be the industry standard platform for residential mortgage origination in the United States. Key elements of our strategy include:
Increase the number of lenders using Encompass and the number of loans originated on our platform.  We continue to focus our marketing, sales and product development efforts on increasing the number of mortgage lenders, commercial banks and credit unions using Encompass and our additional services, and the number of loans originated on our platform. We expect many non-Encompass mortgage lenders to assess new platform options and adopt Encompass in an effort to gain efficiency and meet quality standards and compliance mandates. We intend to continue to focus our efforts on all market segments, including the largest, or enterprise segment, of the lending industry.
Increase adoption and utilization of Ellie Mae solutions and services. We intend to encourage increased adoption and utilization by our Encompass customers of the various products and services we currently offer, such as customer relationship and lead management, document preparation, compliance services, product and pricing services, fraud services, income tax verification services and flood services. As our customers opt for supplemental on-demand software and services, we generate additional revenues. By encouraging our customers to use these through the Encompass platform, we can help offer the lender greater efficiency and cost savings, and continue to drive additional revenue per loan originated on Encompass.

Create a true digital mortgage platform. We continue to expand into a more complete digital mortgage strategy to benefit our customers. It is our goal to provide a true digital mortgage process that enables the lender to originate more loans, lower origination costs, reduce the time to close and make smarter decisions through data and predictive analytics, all while ensuring the highest levels of compliance, quality and efficiency. Our digital mortgage vision encompasses all phases of the mortgage loan lifecycle, with each milestone informing the next. The market will require lenders to adapt, as the pressure to meet closing dates, increased competition, and the emerging high-tech and human touch expectations of borrowers continues to drive the use of the next generation of technology.
Invest in new product and platform development.  We are investing in the development of the next generation of our Encompass platform, which we call Encompass NG, as well as the Encompass Connect solutions, each of which is built on the new Encompass Lending Platform and utilize Application Program Interfaces (“APIs”) to offer unique capabilities that help improve visibility and collaboration between loan officers, third-party originators, developers and homebuyers.
Increase our customers’ use of, and the services integrated into, the Ellie Mae Network.  The Ellie Mae Network provides mortgage originators electronic access to many of the investors and service providers that they interact with in order to process and fund loans. These transactions include electronic ordering of credit reports, appraisal services, title and flood reports and accessing the automatic underwriting systems of Fannie Mae and Freddie Mac. We will continue to promote service ordering by our Encompass customers through the Ellie Mae Network as well as encourage providers of settlement services to deliver these services electronically through the Ellie Mae Network.
Investment in our business.  We are investing aggressively in initiatives that we believe will help us continue to grow our business, improve our products and services, and strengthen our competitive advantage while bringing sustainable, long-term value to our customers. During 2017, we increased our investments in our sales and client services capabilities, research and development, technology infrastructure, and data security to support our customer additions and overall business growth. In order to continue supporting our customers and to further differentiate ourselves, we currently anticipate that throughout 2018 we will continue to invest in key areas such as research and development, enterprise sales, services, technical support, and data security. This investment will include the development of our hybrid cloud infrastructure to accommodate the increasing number of loans processed on our platform and our next generation Encompass Lending Platform and capabilities, which we expect to continue to roll out to customers in 2018 and 2019.
Acquisitions.  Our industry is highly fragmented, and we are evaluating strategic opportunities available to acquire technology-based companies that will complement and increase the attractiveness of our solutions. In October 2017, we acquired Velocify, Inc. (“Velocify”), a leading cloud-based sales engagement platform that provides customers the capabilities to generate and manage leads and customer relationships. The acquisition of Velocify accelerates our vision of offering a fully digital mortgage. We expect to continue to evaluate and explore strategic opportunities that will enhance the breadth and depth of our solutions, and furthers our mission of automating the entire end-to-end mortgage process for our customers.
Products and Services
Encompass
Encompass is our proprietary, comprehensive digital mortgage solution built on the Encompass Lending Platform that addresses the entire loan lifecycle, and also provides seamless access to the investors, lenders, and service providers on the Ellie Mae Network. The Encompass Lending Platform gives customers, partners and independent software vendors a secure, scalable platform plus a suite of APIs to enable them to extend Encompass by easily integrating Encompass with external systems and data, and build custom applications that integrate with Encompass. Encompass helps users structure and streamline their mortgage origination process and facilitates collaboration among internal departments of a mortgage origination company. It supports efficiency in gathering, reviewing, and verifying mortgage-related data and in producing accurate documentation. It also enables enforcement of rules and business practices designed to ensure loan quality, adherence to processing standards, and regulatory compliance.
Encompass provides the following features and benefits:

Feature	Benefits
Sales, Marketing, and Point of Sale	•
Sales and marketing tools to help acquire and grow new business and pre-qualify prospective borrowers, while also allowing users to manage leads and automate follow up communications, contacts, and one-to-one marketing campaigns.

	•	Integration to custom branded websites to help attract new borrowers and create new loans through an online application that flows directly into the Encompass loan pipeline.

Feature	Benefits
•
Integration to a self-service portal where borrowers can research and apply for a loan online. Automatic lead follow-up and customer retention through campaign management capabilities that allow design and execution of multi-step marketing campaigns.

	•	Pre-qualification tools to start loan applications, access integrated pricing engines and easily find appropriate loan products and prices for a borrower.
	•	Automatic status updates posted to a branded website to keep customers and their real estate and other designated agents informed throughout the loan process.
	•	Tools used to track the effectiveness of marketing and relationship building activities.

Processing	•	Configurable pipeline, forms and workflow enable faster loan processing, reduced errors and more efficient business operations.
	•	Support for multiple business channels using configurable workflows.
	•	“Alert” management allows focus on urgent and relevant issues.
	•	Collaboration tools keep stakeholders informed and reduce the need to manually notify other employees, partners and borrowers.
	•	Seamless access to electronic document management simplifies document handling and increases data security.

Risk Management and Business Reporting	•	Centralization of all business data and electronic images.
	•	Built-in rules and safeguards to set and enforce business practices.
	•	Management dashboards highlighting key performance indicators.
	•	Predefined reports provide out-of-the-box intelligence and can be modified with a custom report writer.

Connectivity, Personalization and Integration	•	Seamless and secure connections to thousands of service providers and investors on the Ellie Mae Network.
	•	Workflow management to define customer-specific business processes.
	•	User-defined experience through a personalized homepage.
	•	Integration with third-party applications through a software development kit to leverage existing technology investments.

Underwriting	•	Ability to collaborate with all origination team members and respond effectively to underwriting requests and track underwriting conditions.
	•	Ability to communicate loan conditions, request and receive mortgage documents and track conditions and documents in a single system.
	•	Access to electronic copies of borrower documents within the loan file and compare them with actual loan data to reduce risk of data inconsistencies.

Secondary Marketing and Trade Management	•	Ability to manage lock requests and accurately track buy-side and sell-side pricing.
	•	Ability to allocate loans that qualify for trades, track progress and capture key trade details.
	•	Ability to receive deadline-notification alerts to help avoid late-delivery fees.

Closing and Funding	•	Ability to enter closing data, perform audits and order closing documents all within a single loan file.
	•	Automatic population of closing data on funding worksheets, helping to reduce errors and enable faster funding.

Post-Closing, Shipping and Delivery	•	Comprehensive tracking, fulfillment and shipping of compliant, tamper-proof loan data and documents directly to the investor.

Feature	Benefits
	•	Tools to manage interim servicing before selling loans to investors.

Advanced Configuration and Business Rule Management	•	Enterprise-level functionality for higher level security, more granular control of processes and flexible customization of the software.
	•	Comprehensive control over workflow, business rules, processes and user groups.
Mortgage originators using Encompass pay monthly per-user subscription fees or pay fees based on the Success-Based Pricing model where fees are based on their monthly closed loans volume, either separately or as a bundled package; subject to monthly base fees. This Success-Based Pricing model also includes our Encompass Docs Solution, Encompass Compliance Service, and Encompass Consumer Connect.
Encompass Solutions and Services
Additional solutions offered within our platform include the following:
Encompass Lending Platform and Encompass Developer Connect Solution
The Encompass Lending Platform and Encompass Developer Connect gives customers, partners and independent software vendors a secure suite of APIs and developer resources to enable them to extend Encompass with new functionality, easily integrate Encompass with external systems and data, and build custom applications that integrate with Encompass in the cloud.
Encompass Data Connect gives lenders access to all of their loan data in near real time, enabling them to fully maximize the utility of existing reporting, business intelligence and visualization.
Sales and Marketing Solutions
Encompass CRM includes a suite of sales and marketing tools that allows users to manage contacts, leads and marketing campaigns. It provides one-to-one marketing campaign capabilities for lender’s customers, prospects and referral partners, and robust business intelligence reporting and compliance controls for marketing and sales efforts.
Velocify by Ellie Mae is a cloud-based sales engagement platform that helps lenders and other non-lender customers manage leads and automate customer engagement tasks.
Encompass WebCenter, which is being replaced by Encompass Consumer Connect, provides the ability to create and customize professional websites for lenders, allowing prospective borrowers to initiate loan applications online.
Encompass Consumer Connect which is built on the Encompass Lending Platform, enables lenders to engage consumers with a customized online experience that expedites the mortgage process and allows them to stay informed and securely send and receive documents. Encompass WebCenter customers are upgrading to Encompass Consumer Connect.
Encompass TPO WebCenter, which is being replaced by Encompass TPO Connect, is a web-based extension of Encompass that enables loan level interaction between a third-party originator (“TPO”), and a wholesale or correspondent lender.
Encompass TPO Connect is built on the Encompass Lending Platform and provides a customizable and interactive web experience for wholesale and correspondent lending channels. It gives lenders and investors a modern and collaborative web experience for their TPO partners that promotes compliance, data integrity, and easy bi-directional communication throughout the entire loan process. Encompass TPO WebCenter customers are upgrading to Encompass TPO Connect.
Encompass Loan Officer Connect, which is built on the Encompass Lending Platform, keeps loan officers in the field connected with borrowers by providing the ability to originate loans, access pipelines, alerts, and lock expiration dates anywhere on any device.
Loan Quality and Compliance Solutions
The Ellie Mae Total Quality Loan Program (“TQL”) is a centralized platform of services within Encompass that facilitates improved consistency, efficiency, and loan quality. TQL enables the ordering of multiple necessary services, such as compliance, income verification, fraud checks, collateral risk, and flood certification, from one tool. Through the creation of reports and dashboards, TQL also enables lenders to monitor and optimize efficiency and loan quality, thus optimizing profitability. If selling mortgages to investors, TQL also aligns the ordered services with those required by the specific investor to help expedite the sales process for both lender and investor.

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
Efficient Processing and Closing Solutions
Encompass Electronic Document Management gives Encompass users the ability to go paperless and receive, store and manage documents, as well as deliver any documents electronically and securely to borrowers, real estate agents, lenders, and settlement service providers.
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
Encompass Title & Closing Center streamlines the closing process by enabling lenders to order title through workflow in Encompass and seamlessly connect with settlement agents through a secure browser-based portal.
Integrated Pricing and Secondary Marketing Solutions
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
Encompass Data and Docs Delivery establishes secure system-to-system workflows between the lender and the investor, ensuring accurate, compliant, and tamper-proof loan data and docs are delivered expeditiously.
The Ellie Mae Network
A key component of the Encompass platform is the Ellie Mae Network, which enables mortgage originators to choose from, and connect to, a broad array of third-party service providers, mortgage lenders, and investors essential to the processing and funding of loans. Key functions of the Ellie Mae Network include the following:

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

Service providers and investors enter into contracts with us that allow their proprietary operating systems to inter-operate with the Ellie Mae Network. Service providers and investors generally pay us fees on a per transaction basis when the mortgage originator orders the applicable services through the Ellie Mae Network. The table below describes some of the services that mortgage originators may order during the mortgage origination process.

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

AllRegs
AllRegs Online:  We offer access to a comprehensive online database consisting of thousands of government and conventional lending guidelines and forms, as well as federal and state laws and regulations. We also provide access to federal disclosures and forms and state compliance resources including pending legislation and email updates, and we are the exclusive electronic publisher of certain mortgage lending guidelines for Fannie Mae, Freddie Mac, and the Federal Home Loan Bank.
AllRegs Policy and Education Manager includes:

•
AllRegs Education, which is a suite of courses related to the mortgage industry. Customers can choose from a variety of delivery options, including self-paced training, instructor-led online courses, webinars, or live classroom training. Our courses allow our customers to meet continuing education requirements for state-licensed mortgage loan originators, as well as certification programs for mortgage industry professionals.

•	AllRegs Policy and Procedure Manuals, which helps organizations of all sizes author, publish, and maintain policy manuals, procedure templates, and lending handbooks.

•
Compliance Management System, which leverages components from the AllRegs product line. With this system, lenders have the base tools necessary to develop their comprehensive compliance management system. This includes the AllRegs Policy and Education Manager, and AllRegs Online.

AllRegs Professional Services: We offer documentation services that allow our customers to manage internal mortgage lending compliance or management of customers’ document and guideline publishing with private label branding. Additionally, AllRegs Online provides custom training solutions as well as a robust learning and content management tool.
Data & Analytics: AllRegs tracks and makes available information regarding investor loan products from many different investors. The AllRegs Market Clarity solution enables mortgage originators to search across these numerous loan products, allowing them to select appropriate loan programs for their borrowers.
Sales and Marketing
Our sales force, which is deployed across the United States, consists of four distinct teams: Sales Development, New Account Acquisition, Solution Engineering, and Account Management. These teams manage and grow our customer accounts and focus on continuing to expand our customer base. They also encourage adoption of the Ellie Mae Network and our professional services, manage new product introductions, and cross sell solutions added to our portfolio as a result of acquisitions.
To build brand awareness and generate sales leads, we conduct digital marketing campaigns, webinars, public relations campaigns, and advertising. We attend and sponsor many mortgage and banking industry conferences and promote the Ellie Mae Experience, our annual user conference.
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
Education Services
Our education organization develops and delivers training curriculum which facilitates the foundation of knowledge and successful application of our solutions across our user base. Education is delivered live in classroom settings at our facilities and on-location, as well as virtually through online on-demand formats. Our curriculum includes foundational training in the use and workflows of our various products and services, as well as advanced certification programs oriented toward the advanced customer who wishes to gain the most out of our solution.
Technology
Our technology infrastructure supports all of our SaaS products and services.
Data Centers and Network Access
Our primary data centers are hosted by a leading SOC 1/SSAE-16 Type II certified provider of hosting services in Santa Clara, California and Elk Grove (Chicago), Illinois. Applications we provide will run actively in either of these two sites at any time. In 2016, we started moving towards a hybrid cloud architecture that leverages our private co-location data centers as well as Amazon Web Services (“AWS”). Moving towards a hybrid cloud architecture provides us with the scalability to expand our platform and application services, as well as increase availability and cost efficiencies to deliver on our product roadmap and service quality.
We rely on private data centers and AWS to host our products and services. Any disruption with our use of private cloud data centers or AWS would impact our operations and our business would be adversely impacted. In the event of a partial or full failure of our private data centers or AWS regions due to any natural disasters or other factors, we can recover services on a separate disaster recovery data center or other Amazon regions as part of our disaster recovery plan.

In 2015, we acquired substantially all of the assets of Mortgage Returns, LLC (“Mortgage Returns”), whose primary data center is hosted by a third party provider located in St. Louis, Missouri. Currently, our Encompass CRM application runs out of this site. In 2017, we acquired Velocify, whose primary data center is hosted by a third party provider located in Richardson, Texas. Currently, our Velocify products run out of this data center.
Network Security
All sensitive data transmitted over public networks is encrypted using industry standard encryption protocols in order to protect sensitive data against third-party disclosure. Servers and network components are secured with access control mechanisms and protected by hardened firewalls, virus protection, and intrusion prevention/detection systems. Security services and tools are monitored and updated in order to address emerging vulnerabilities. We have and will continue to commit significant resources to protect against and remedy any potential security breaches and their consequences and intend to keep doing so in the future. In 2017, we made major investments in our network security infrastructure, encryption of customer data, end-point security, and cybersecurity threat intelligence, including headcount and third-party tools and systems. In 2018 and beyond, we will continue to invest in our security infrastructure to protect the confidentiality and integrity of our customer data.
Research and Development
We devote substantial resources to enhance the features and functionality of our offerings as well as developing new products and services. We are developing the next generation Encompass platform, including the Encompass Connect solutions that leverage our new APIs and platform capabilities. These new products include our Encompass Consumer Connect solution to better equip our customers to deploy customized borrower-facing websites, Encompass TPO Connect which helps our customers better manage third-party originations with their partners, Encompass Loan Officer Connect which exposes a rich set of loan officer-facing functionality on mobile devices, Encompass Developer Connect which provides developers with APIs, tools and developer portal, and Encompass Data Connect which gives lenders access to all of their loan data in near real time.
We will also deliver enhancements to our offerings in support of compliance updates such as the 2018 HMDA collection and reporting changes.
Intellectual Property
Our success depends in large part on our proprietary products and technology for which we seek protection from a combination of patents, copyrights, trademarks, and trade secret laws and other agreements with employees and third parties. We require our officers, employees, and consultants to enter into standard agreements containing provisions requiring the confidentiality of proprietary information and assignment to us of all inventions made during the course of their employment or consulting relationship. We also enter into nondisclosure agreements with our commercial counterparties and limit access to, and distribution of, our confidential information.
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

•	attractive pricing options, such as our Success-Based Pricing model, allowing customers to time payments to cash flow;

•	an integrated network to submit loan files electronically and securely to lenders and electronically order all of the services necessary to originate a loan;

•	a solution that is secure and maintains the confidentiality of sensitive data; and

•	a solution that is reliable with minimal planned and unplanned downtime.
Our end-to-end mortgage origination software solution, Encompass, competes with many software providers catering to mortgage brokerages and mortgage lenders. Our principal software competitors include: Byte Software Inc; Calyx Technology, Inc.; DH Corporation now Finastra; LendingQB; Mortgage Builder Software, Inc.; Mortgage Cadence, an Accenture Company; Wipro Gallagher Solutions, Inc.; and Black Knight Financial Technology Solutions, LLC (LoanSphere Empower and LoanSphere LendingSpace). Some of these software providers, including Calyx Technology, Inc. and Black Knight Financial Technology Solutions, LLC, also provide connectivity between their software users and lenders and service providers.
We also compete against other service providers that offer various competing software services not only based on the quality of the service we offer, but also on the integration of each specific service provided within our Encompass platform’s overall workflow. We believe that the integration of the services with Encompass enhances mortgage originators’ control over their processes with the critical result of reducing errors and costs through the seamless exchange of data across applications and services which Encompass offers.
Our principal functional service competitors include:
Borrower-facing Mortgage Originator Website providers, including: D+H Corporation; Blend Labs, Inc.; Cloudvirga, Inc.; and Blue Igloo, Inc. (dba Roostify).
Document Preparation Services providers, including: DigitalDocs, Inc.; DocMagic Inc.; IDS, Inc. (International Doc Services); DocuTech, LLC; Docu Prep, Inc.; Mortgage Resources Group, LLC; and Wolters Kluwer Financial Services, Inc.
Compliance Services providers including: Interthinx, Inc.; and LogicEase Solutions, Inc. (ComplianceEase).
Product and Pricing Services providers, including: Mortech, Inc.; LoanLogics, Inc.; Optimal Blue, LLC; and Cre8tech Labs Inc. (LenderPrice).
Electronic Document Management providers, including: Conduent, Inc. (BlitzDocs); and VirPack Corporation.
The Ellie Mae Network is our proprietary method of facilitating our Encompass customers’ ability to choose from, and connect with, a broad array of mortgage lenders and third-party service providers essential for the processing and funding of loans, and is only available to mortgage originators using Encompass. Its principal competition remains traditional methods of exchanging data and documents among mortgage industry participants, such as by email, facsimile, phone, courier, and mail. In addition, mortgage originators may use a standalone web browser to go individually to each investor, lender, or service provider’s website and then manually upload loan data or enter information into that website. Mortgage originators may continue to use these methods due to habit, personal business relationships or for other reasons, despite the disadvantages of duplicative efforts, time delays, errors and costs, redundant paper documentation, and potential privacy and security breaches.
Lenders and service providers, including those who participate on the Ellie Mae Network, can and do connect with mortgage originators that are not Encompass users in a variety of ways, including through other networks between mortgage originators and lenders, and service providers such as Black Knight, Inc.
We compete with respect to the Ellie Mae Network based on:

•	offering mortgage originators accessibility to a critical mass of investors, lenders, and service providers;

•	enabling mortgage originators to transact all aspects of the mortgage origination process over the network.; and

•	providing investors, lenders, and service providers with superior technological connectivity with mortgage originators, which enables them to lower costs, reduce errors and increase speed.
Our future financial condition and operating results depend on our ability to continue to develop and offer new products and services. We believe we generally compete favorably with our competitors; however, some of our actual and potential competitors enjoy substantial competitive advantages over us, such as longer operating histories and significantly greater financial, technical, marketing, and other resources.

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
Employees
At December 31, 2017, we had approximately 1,480 full-time employees, including 220 in sales and marketing, 1,095 in research and development and technology, and 165 in general and administrative functions. None of our employees are covered by a collective bargaining agreement.
Facilities
Our corporate headquarters are located in Pleasanton, California, totaling approximately 280,680 square feet, under a lease expiring in December 2025. We also have branch offices in Calabasas, California; El Segundo, California; Irvine, California; San Diego, California; Eagan, Minnesota; Creve Coeur, Missouri; Omaha, Nebraska; and Parsippany, New Jersey.

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
Any outages or system interruptions that impair access to Encompass, the Ellie Mae Network, or our other services could damage our reputation and brand and may substantially harm our business and operating results.
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
Moreover, we have experienced and may in the future continue to experience temporary system interruptions to Encompass, the Ellie Mae Network, or our other services for a variety of other reasons, including:

•	network or power failures;

•	problems with Encompass and other third-party firmware updates;

•	an overwhelming number of users trying to access our services during periods of strong demand;

•	security or denial of services attacks which result in service interruptions;

•	use of our services by our customers in unanticipated ways that may cause a disruption in services for other customers; and

•	disruptions or congestions in the portions of the Internet linking us to our customers.
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
We depend on data centers and computing infrastructure operated by third parties and any disruption in these operations could damage our reputation and brand and substantially harm our business and operating results.
We host our applications and serve our customers from third-party data centers located within the United States. We utilize a hybrid cloud approach to our third-party data centers consisting of (i) two primary production data centers, located in Santa Clara, California and Elk Grove (Chicago), Illinois, which are each hosted by a third-party service provider, as well as third party data centers located in St. Louis, Missouri and Richardson, Texas, which host our Encompass CRM and Velocify products, and (ii) a network of AWS data centers within the United States which provides a distributed computing infrastructure platform for business operations. We maintain regular oversight but have little direct control over our third party data centers. In the case of AWS, we do not control any aspects of the AWS data center operations and do not own any of the underlying computing hardware. We rely on these third-party service providers to provide continuous and uninterrupted access to our products and services, including Encompass and the Ellie Mae Network. If for any reason our relationship with any of these third parties were to end unexpectedly, it could require a significant amount of time to transition the hosting of our computing infrastructure to new third-party service providers.

Problems faced by our third-party data center providers or AWS, or with the telecommunications network providers with whom we or they rely, could adversely affect the experience of our customers. Our third-party data center operators or AWS could decide to close their facilities or reduce services to us without adequate notice. In addition, any financial difficulties, such as bankruptcy, faced by our third-party data center providers, AWS or any of the other service providers with whom we or they contract may have negative effects on our business, the nature and extent of which are difficult to predict. Additionally, if our data center providers or AWS are unable to keep up with our needs for capacity, this could have an adverse effect on our business. Any changes in third-party service levels at our data centers or at AWS or any errors, defects, disruptions, or other performance problems with our applications or the hosted infrastructure on which they run could adversely affect our reputation and may damage our customers’ stored files or result in lengthy interruptions in our services. Interruptions in our services, as discussed in the preceding risk factor, could substantially harm our business and operating results.
Our failure to maintain the security of the confidential information of the customers of the users of our software and services could damage our reputation and brand and substantially harm our business and operating results.
We collect, process, transmit, and maintain certain confidential information relating to the customers (borrowers and loan applicants) of the users of our software and services, including personally identifiable information. This information resides on data center servers hosted by third-party providers and on AWS, and is transmitted to, across, and from our networks. While we have security measures in place to protect this information and prevent security breaches, these security measures may be compromised as a result of third-party action, including intentional misconduct by computer hackers, advanced persistent cyber-attacks (by hacktivists or cybercriminal organizations), employee error or malfeasance, service provider or vendor error, malfeasance or other intentional or unintentional acts by third parties. Furthermore, our customers’ data, including personally identifiable information, may be lost, exposed, or subject to unauthorized access and/or use as a result of accidents, errors, or malfeasance by our employees, independent contractors, or others working with us or on our behalf. Our servers and systems, and those of our service providers, may also be vulnerable to computer malware, break-ins, denial-of-service attacks, and similar disruptions from unauthorized tampering with our computer systems, which could result in someone obtaining unauthorized access to our customers’ data or our data, including our intellectual property and other confidential business information. Because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. The possession and use of personally identifiable information in conducting our business subjects us to legislative and regulatory burdens that may require notification to customers in the event of a security breach, restrict our use of personally identifiable information, and hinder our ability to acquire new customers or market to existing customers.
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
Our future performance will be highly dependent on both our ability to continue to attract new customers to our service offerings and our ability to sell additional service offerings to existing customers.
To maintain or increase our revenues, we may need to (i) increase the number of customers of our service offerings, and (ii) increase the adoption of our suite of other and newer service offerings to existing customers, in each case the failure to do so may have a materially adverse impact on our business.
Our success will depend on (i) the willingness of our customers, primarily mortgage lenders, to continue to accept the SaaS model for delivering software applications that they view as critical to the success of their business, (ii) our ability to successfully deliver new and improved SaaS service offerings that meet the needs of our existing customers and potential customers, and (iii) the available market of potential customers of our services and our ability to sell our services to these potential customers.
It is difficult to predict customer adoption rates and demand for our services, the future growth rate and size of the market for our service offerings, or the entry of competitive applications. The growth of the mortgage technology market depends on a number of factors, including the cost, performance, and perceived value associated with product offerings, most notably SaaS offerings such as our own, including the extent to which SaaS companies are successful in continuing to address security and reliability concerns. If other SaaS providers experience security incidents, loss of customer data, disruptions in delivery or other problems, the market for SaaS applications as a whole, including our own products and services, may be negatively affected. If there is a reduction in demand for mortgage technology caused by technological challenges, weakening economic conditions, interest rate increases, security or privacy concerns, competing technologies and products, decreases in spending by mortgage lenders, or a decrease in the number of potential users of our service offerings, this could result in decreased revenues and our business could be adversely affected. In addition, we will need to continue to optimize our sales infrastructure in order to grow our customer base and our business. Identifying and recruiting qualified personnel and training them in the use of our software requires significant time, expense, and attention.
If we are not able to provide successful enhancements, new features and modifications to our services, our business could be adversely affected. Further, impairment of software-related assets and other assets may materially adversely affect our operating results.
If we are unable to provide enhancements, new features, and modifications of our existing services, including the successful completion and deployment of our next generation Encompass software, the Encompass Lending Platform and our Encompass Connect solutions as well as changes to our services to reflect changes in laws and regulations relating to residential mortgage lending, our business and operating results could be adversely affected. If we do not successfully manage the migration of our customers to our next generation Encompass software or if the transition takes longer than expected, customers may not experience the benefits of new enhancements and features and our business and operating results could be adversely affected. In addition, we will need to continuously modify and enhance our services to keep pace with changes in software, communication, browser, database, and SaaS infrastructure technologies. We may not be successful in either developing these modifications and enhancements or in bringing them to market in a timely fashion, which could increase our costs and adversely affect our business. The failure of our services to operate effectively with future technologies could reduce the demand for our services, result in customer dissatisfaction, and adversely affect our business.
We have invested and continue to invest significant resources to develop and acquire technology related to our services that is capitalized to property and equipment or intangible assets and treated as an asset on our balance sheet. We may not launch this developed and acquired technology, the launch of such technology may result in disruptions to our business operations, or such technology might not meet our and our customers’ expectations. Also, changes to any of our implementation strategies or the failure of this technology to meet our and our customers’ expectations could result in the impairment of software-related assets, and our future operating results could be materially adversely affected if we are required to write down the carrying value of capitalized software development or other intangible assets.
Changes in current legislation or new legislation may increase our costs by requiring us to update our products and services and if our products and services fail to address relevant laws and regulations our business could be adversely affected.
Changes to existing laws or regulations or adoption of new laws or regulations relating to the residential mortgage industry or mortgage lending may require us to incur significant costs to update our products and services so that our customers remain compliant with such laws and regulations. Our Encompass Compliance Service analyzes mortgage loan data for compliance with consumer protection laws and institutionally mandated compliance policies and must continually be updated to incorporate changes to such laws and policies. The Dodd-Frank Act has caused and will continue to cause us to make similar updates to Encompass, Encompass Compliance Service, Encompass Product and Pricing Service, Encompass Docs Solution, TQL, and the Ellie Mae Network to address, among other things, regulations that protect consumers against unfair, deceptive, and abusive practices by lenders. For example, additional tools and product updates were required to address the Ability-to-Repay/Qualified Mortgage and Federal and State High Cost rules that became effective in January 2014. In addition, we have updated certain products to comply with the TILA-RESPA Integrated Disclosure rule changes and the 2013 Loan Originator Rule under the Truth in Lending Act (Regulation Z) that became effective on October 3, 2015. The final rule amending Regulation C to implement amendments to the Home Mortgage Disclosure Act (“HMDA”) made by section 1094 of the Dodd-Frank Act was published on October 15, 2015. It includes various effective compliance dates, starting with January 1, 2017 through May 30, 2020. The final “Qualified Residential Mortgage” rule which implements the risk retention requirements in the Dodd-Frank Act became effective on December 24, 2015. On August 23, 2016, Fannie Mae and Freddie Mac published the first material updates to the Uniform Residential Loan Application (“URLA”) in more than 20 years. In September 2017, Fannie Mae and Freddie Mac announced that lenders may begin using the redesigned URLA starting in July 2019 and they will require the use of the redesigned URLA for all new loan applications beginning in February 2020. These additions and updates have caused us to incur significant expense, and future updates will likely cause us to incur similar significant expense. For example, if the new U.S. presidential administration and U.S. Congress significantly change or repeal the mortgage lending portions of the Dodd-Frank Act or the CFBP announces new rules or repeals previously announced rules, we may need to incur significant expense to make updates to our products and services.
In addition, if our products and services fail to adequately address laws or regulations relating to the residential mortgage industry or mortgage lending (including existing laws and regulations or newly introduced laws or regulations), we could be subject to claims by our customers that we have breached our customer contracts as well as potential claims by borrowers or government agencies. Such claims could result from a failure of our product to meet customer expectations regarding functionality or from errors or defects in our products. Such claims could result in substantial costs and we could incur judgments or enter into settlements of claims that could have a material adverse effect on our business and operating results. Furthermore, if our products and services fail to address relevant laws and regulations this could result in negative publicity, damage to our reputation and brand, hinder our ability to enroll new customers and cause us to lose current customers, all of which could substantially harm our business and operating results.
A decrease in mortgage lending volume could materially adversely affect our business.
Mortgage lending volume decreased substantially in 2017 relative to 2016 and is expected to continue to decrease in 2018. A continued decline in mortgage lending volumes could materially adversely affect our business and our operating results. A decline in mortgage lending volume could reduce the closed loan fees we receive as well as fees for transactions on our platform, including Ellie Mae Network transaction fees. In addition, a substantial decline in mortgage lending volumes by our customers could result in a reduction of Encompass users, consolidation of our customers with other lenders that do not use Encompass, or cessation of operations by our customers, in each case which would decrease the base fee portion of success based revenues, subscription revenues and professional services revenues we receive from our customers. Furthermore, the volumes of mortgages originated by our customers may decline more than the volume of mortgages originated by lenders who do not use Encompass. Factors that adversely impact mortgage lending volumes include increasing mortgage interest rates, reduced consumer and investor demand for mortgages, more stringent underwriting guidelines, decreased liquidity in the secondary mortgage market, high levels of unemployment, high levels of consumer debt, lower consumer confidence, changes in tax and other regulatory policies (including the passage of The Tax Cuts and Job Act), the number of existing mortgages eligible for refinancing, the available inventory of housing, and other macroeconomic factors.
Mortgage interest rates are influenced by a number of factors, including monetary policy. The Federal Reserve Bank raised the target federal funds rate by 0.25% in each of March 2017, June 2017, and December 2017, the most recent increase from 1.25% to 1.50%, and signaled that the federal funds rate could be increased further over the next several years. The increase in the federal funds rate since December 2016 has contributed to an increase in mortgage interest rates in 2017 and may result in future mortgage interest rate increases. Increases in mortgage interest rates materially reduced the volume of new mortgages originated in 2017 relative to 2016, in particular the volume of mortgage refinancings, and future increases may further decrease the volume of new mortgages originated. Furthermore, changes in tax law may have an impact on the number of mortgages originated. The Tax Cuts and Jobs Act (“The Tax Act”), which was enacted in December 2017 and which limits the deductibility of mortgage interest and local property taxes for federal income tax purposes, as well as increases the standard deduction (reducing the number of U.S. tax payers who itemize deductions), may have a negative effect on the number of mortgages originated. In addition, our revenues typically, but not always, track the seasonality of the residential mortgage industry, with increased activity in the second and third quarters and reduced activity in the first and fourth quarters as home buyers tend to purchase their homes during the spring and summer in order to move to a new home before the start of the school year. As a result, a higher percentage of our revenues have historically been recognized during those quarters.
If we fail to successfully adopt Topic 606, the new revenue recognition standard, we may be unable to produce accurate financial statements and may be unable to meet our reporting obligations, which could have a material adverse effect on our business and the market price of our common stock.
Our adoption of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09” or “Topic 606”), is requiring that we make significant updates to our financial information technology systems, significant modifications to our accounting controls and procedures and is placing a significant burden on our accounting and information technology teams, both financially and through the expenditure of management time, with no assurance that we will successfully transition to Topic 606 from the existing revenue recognition standard and meeting our reporting requirements. Our failure to meet our reporting obligations could have a material adverse effect on our business and the market price of our common stock. Furthermore, due to the implementation of Topic 606 and the changes we’re making to our internal control environment to adopt Topic 606, there is an increased risk that we fail to maintain an effective internal control environment. Our failure to maintain an effective internal control environment may, among other things, result in material misstatements in our financial statements and failure to meet our reporting obligations.
We cannot accurately predict subscription renewal or upgrade rates and the impact these rates may have on our future revenues and operating results.
Our customers have no obligation to renew their subscriptions for our service after the expiration of their initial subscription term, which ranges from one to five years. They may also choose to renew their subscriptions at lower levels. In addition, in the first year of a subscription, customers often purchase a higher level of professional services than they do in renewal years. As a result, our ability to grow is dependent in part on existing customers renewing their subscriptions and purchasing new services after the initial subscription term. It may be more difficult to predict renewal rates as our customer base grows, as we continue to expand suite of offerings, and as we continue to expand the number of multi-year subscription contracts. Our customers’ renewal rates may decline or fluctuate because of several factors, including merger and acquisition activity, their satisfaction or dissatisfaction with our services, the prices of our services, changes to the standard prices of our services, the prices of services offered by our competitors or reductions in our customers’ spending levels due to the macroeconomic environment or other factors.

If our customers do not renew their subscriptions for our services, renew on less favorable terms, or do not purchase additional subscriptions or services, our revenues may grow more slowly than expected or decline and our profitability and gross margin percentage may be harmed.
Our future performance will be highly dependent on our ability to expand the third-party services available on, and increase the number of transactions effected through, the Ellie Mae Network.
To grow our base of Ellie Mae Network participants, we must continue to enhance the features and functionality of the Ellie Mae Network, including the APIs we make available to Ellie Mae Network providers. In addition, increasing the number of settlement service and other transactions effected through the Ellie Mae Network will depend, in part, on third-party service providers enhancing their technical capabilities, which is largely beyond our control.
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
Our revenues and operating results have in the past varied and could in the future vary significantly from quarter-to-quarter and year-to-year because of a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be indicative of future operating results. In addition to other risk factors discussed in this section, factors that may contribute to the variability of our quarterly and annual results include:

•	the volume of mortgages originated by Encompass users, especially users on our Success-Based Pricing model;

•	the number of Encompass users;

•	transaction volume on the Ellie Mae Network and the demand for our services;

•	fluctuations in mortgage lending volume and the number of closed loans relative to loan applications;

•	the relative mix of purchase and refinance volume handled by Encompass users;

•	the timing of the introduction and acceptance of new services and Ellie Mae Network service providers;

•	how quickly larger customers implement our services and use our services to originate and close loans;

•	continued investment in the Encompass Lending Platform and our Encompass Connect solutions;

•	changes in accounting rules applicable to our business;

•	any write-downs in the value of our property and equipment, goodwill or intangible assets as a result of our investment or acquisition activities;

•	changes in government regulation affecting mortgage lenders and Ellie Mae Network participants or our business, and potential structural changes in the U.S. residential mortgage industry; and

•	costs associated with defending intellectual property infringement and other litigation claims.
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
Part of our business strategy is to target larger mortgage lenders that handle greater volumes of loans. As we target more of our sales and marketing efforts at larger customers, we could face greater costs, longer sales cycles, and less predictability in completing some of our sales. In this market, the customer’s decision to use our products and services may be an enterprise-wide decision and, if so, this type of sale could require us to provide greater levels of education regarding the use and benefits of our products and services. In addition, larger customers may demand more complex integration services, more comprehensive implementation services, and expanded or modified product functionality, which may result in implementations that take longer than we forecast or plan or result in delays in these customers using our service to originate and close loans. As a result of these factors, these sales opportunities may require us to devote greater sales support and professional services resources to individual customers, driving up costs and time required to complete sales and diverting our own sales and professional services resources to a smaller number of larger transactions. Furthermore, if implementations take longer than planned or these customers delay their use of our service to originate and close loans, we may be required to delay revenue recognition on some of these transactions until the technical or implementation requirements have been met and may not generate revenue from these customers as quickly as we had forecast.
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
In addition, professional services, such as implementation services, are a key aspect of on-boarding new customers. The implementation process is complicated and we may need to scale our capabilities in this area to meet future revenue targets. If a customer is not satisfied with the quality of work performed by us or with the type of services or solutions delivered, then we could incur additional costs to address the situation, the profitability of that work might be impaired, and the customer’s dissatisfaction with our products and services could damage our ability to obtain additional work from that customer. In addition, negative publicity related to our customer relationships, regardless of its accuracy, may further damage our business by affecting our ability to compete for new business with current and prospective customers.
Our growth strategy will require significant expenditures and resources to improve our technology, systems, and operational infrastructure in order to support a growing number of customers. We will need to make such expenditures with no assurance that the volume of our business or revenues will actually increase.
Our strategy of growing our business and increasing the number of Encompass users has placed and may continue to place significant demands on our technology systems and operational infrastructure. As our operations grow in size, scope, and complexity, we will need to expand, improve, and upgrade our technology systems and operational infrastructure, including the data center infrastructure we utilize to offer an increasing number of customers enhanced solutions, features, and functionality, and to ensure that our services are reliable.
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
We have experienced, and are continuing to experience, a period of rapid growth in our customers, headcount, and operations. In particular, we grew from approximately 270 employees as of December 31, 2011 to approximately 1,480 employees as of December 31, 2017, and have also significantly increased the number of customers and loans originated using Encompass. We anticipate that we will significantly expand our operations in the near term and will continue to expand our loans originated on our platform. This growth has placed, and future growth will place, a significant strain on our management, general and administrative resources, and operational infrastructure.
Our success will depend in part on our ability to manage this growth effectively and to scale our operations. To manage the expected growth of our operations, we will need to continue to improve our operational, financial, and management controls and our reporting systems and procedures. As we continue to grow, we also need to ensure that our policies and procedures evolve to reflect our current operations and are appropriately communicated to and observed by employees, and that we appropriately manage our corporate information assets, including confidential and proprietary information. Failure to effectively manage growth could result in difficulty or delays in deploying customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features, or other operational difficulties, and any of these difficulties could adversely impact our business performance and results of operations.

Completing and integrating future acquisitions could disrupt our business, harm our financial condition, and operating results or dilute or adversely affect the price of our common stock.
Our success will depend in part on our ability to expand our solutions and services and to grow our business in response to changing technologies, customer demands, and competitive pressures. In some circumstances, we may pursue growth through the acquisition of complementary businesses, solutions, or technologies rather than through internal development. For example, in October 2017, we purchased Velocify, a leading cloud-based sales engagement platform.
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
We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, technical, finance, creative, and sales and marketing personnel. Moreover, we believe that our future success is highly dependent on the contributions of our named executive officers. All of our officers and other employees are at-will employees, which means they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. In addition, the loss of any key employee or the inability to attract or retain qualified personnel could delay the development and introduction of, and harm our ability to sell, our solutions and harm the market’s perception of us. Competition for qualified personnel is particularly intense in the San Francisco Bay Area, where our headquarters are located. Qualified individuals are in high demand, and we may incur significant costs to attract them. We may be unable to attract and retain suitably qualified individuals who are capable of meeting our growing sales, operational, and managerial requirements, or we may be required to pay increased compensation in order to do so. If we are unable to attract and retain the qualified personnel we need to succeed, our business will suffer.
Volatility or lack of performance in our stock price may also affect our ability to attract and retain our key employees. Most of our named executive officers are vested in a substantial number of stock options and performance awards. Employees may be more likely to leave us if the shares they own or the shares underlying their vested options have significantly appreciated in value relative to the original purchase prices of the shares or the exercise prices of the vested options, or if the exercise prices of the options that they hold are significantly above the market price of our common stock. If we are unable to retain our named executive officers or other key employees, our business will be harmed.
We operate in a highly competitive market, which could make it difficult for us to attract and retain Encompass users and Ellie Mae Network participants.
The mortgage origination software market is highly competitive. There are many software providers that compete with us by offering loan origination software to mortgage originators. These competitors include: Calyx Technology, Inc.; DH Corporation now Finastra; LendingQB; Mortgage Builder Software, Inc.; Mortgage Cadence, an Accenture Company; Wipro Gallagher Solutions, Inc.; and Black Knight Financial Technology Solutions, LLC (LoanSphere Empower and LoanSphere LendingSpace). Some of these software providers, including Calyx Technology, Inc. and Black Knight Financial Technology Solutions, LLC, also provide connectivity between their software users and lenders and service providers to make such services available to mortgage lenders. We also compete with compliance, document preparation service, and product eligibility and pricing service providers that are more established than us. There is vigorous competition among providers of these services and we may not succeed in convincing potential customers using other services to switch to ours. In addition, some of our competitors are consolidating, which facilitates greater cross-selling of services and could weaken our ability to differentiate our offering in the market. Some of our competitors also offer services on a per closed loan basis, which could adversely impact the effectiveness of our Success-Based Pricing strategy for increasing the number of Encompass customers. If we are unsuccessful in competing effectively by providing attractive functionality, customer service, or value, we could lose existing Encompass users to our competitors and our ability to attract new Encompass users could be harmed.
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
The protection of our intellectual property rights, including our proprietary Encompass software and Ellie Mae Network technology, is crucial to the success of our business. We rely on a combination of patents, copyrights, trademarks, and trade secret laws, and contractual restrictions to protect our intellectual property. Our present and future patents may provide only limited protection for our technology and may not be sufficient to provide competitive advantage to us. Furthermore, we cannot guarantee any patents will be issued to us as a result of our patent applications. We also rely in part on confidentiality and invention assignment agreements with our employees, independent contractors, and consultants. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our Ellie Mae Network and Encompass features and functionality or obtain and use information that we consider proprietary. Enforcing our proprietary rights is difficult and may not always be effective.
We have registered “Ellie Mae,” “Encompass,” “Velocify” and “AllRegs” and certain of our other trademarks as trademarks in the United States. Competitors may adopt service names similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the terms Ellie Mae, Encompass, or our other trademarks.
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
We rely on the efficient and uninterrupted operation of complex information technology systems, including systems for customer billing, human resources, enterprise resource planning, and customer relationship management.  As our business has grown in size and complexity, the growth has placed, and will continue to place, significant demands on our internal information technology systems. To effectively manage this growth, we must commit significant financial resources and personnel to maintain and enhance existing systems and develop or acquire new systems to keep pace with continuing changes in our business and information processing technology as well as evolving industry, regulatory, and accounting standards.  If the information we rely upon to run our businesses is determined to be inaccurate or unreliable, or if we fail to properly maintain or enhance our internal information technology systems, we could have operational disruptions, customer disputes, significant deficiencies, or material weaknesses in our internal controls, incur increased operating and administrative expenses, lose our ability to produce timely and accurate financial reports, or suffer other adverse consequences.
For example, as discussed in more detail below, our implementation of Topic 606, a new revenue recognition standard which becomes effective in fiscal 2018 and as more fully described in Note 2 “Basis of Presentation and Significant Accounting Policies” in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, requires significant updates to our financial technology systems.  The timely and precise implementation of necessary systems updates for Topic 606 are critical to our ability to properly record and recognize revenue and the failure to do so may, among other things, result in significant deficiencies or material weaknesses in our internal controls.
If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could result in a loss of investor confidence in our financial reports, significant expenses to remediate any internal control deficiencies, and ultimately have an adverse effect on the market price of our common stock.
As a publicly-traded company, we are subject to compliance with, among other regulations, Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”), which requires that we properly implement and maintain our internal control over financial reporting and disclosure controls and procedures. Ensuring that we have adequate functioning internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our compliance with SOX requires that we incur substantial expense and expend significant management time on compliance-related issues. If we fail to achieve and maintain an effective internal control environment, we could suffer material misstatements in our financial statements and fail to meet our reporting obligations, which would likely cause investors to lose confidence in our reported financial information. This could harm our operating results and lead to a decline in our stock price. Additionally, ineffective internal control over financial reporting could expose us to increased risk of fraud or misuse of corporate assets and subject us to potential delisting from the New York Stock Exchange, regulatory investigations, civil or criminal sanctions, and class action litigation.
As a third-party technology service provider of mission-critical products and services to many financial institutions that are regulated by one or more member agencies of the Federal Financial Institutions Examination Council (the “FFIEC”), we are subject to an Information Technology (“IT”) Examination by the member agencies of the FFIEC. As a result, the FFIEC conducts recurring IT Examinations in order to identify existing or potential risks associated with our operations or our products and services that could adversely affect the financial institutions to whom we provide products and services, evaluate our risk management systems, and controls and determine our compliance with applicable laws that affect the products and services we provide to financial institutions. In addition to examining areas such as our management of technology, product functionality, data integrity, information confidentiality, and service availability, the reviews also assess our financial stability. A sufficiently unfavorable review from the FFIEC in the future could have a material adverse effect on our business and financial condition.
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
Adverse tax laws or regulations could be enacted or existing laws could be applied to us, which could increase the costs of our services and adversely impact our business.
The application of federal, state and local tax laws to services provided electronically is evolving. New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time (possibly with retroactive effect), and could be applied solely or disproportionately to services provided over the Internet. These enactments could adversely affect our sales activity due to the inherent cost increase the taxes would represent and ultimately result in a negative impact on our operating results and cash flows.
In addition, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us (possibly with retroactive effect), which could require us or our customers to pay additional tax amounts, as well as require us or our customers to pay fines or penalties and interest for past amounts. If we are unsuccessful in collecting such taxes from our customers, we could be held liable for such costs, thereby adversely impacting our operating results and cash flows.
On December 22, 2017, the President of the United States signed into law The Tax Cuts that significantly revises the Internal Revenue Code of 1986, as amended.  The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits.  Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law on our business and financial condition is uncertain.
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
Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and affect the reporting of transactions completed before the announcement of a change. For example, the adoption of Topic 606, a new revenue recognition standard, which became effective for us on January 1, 2018, could have an impact on the timing of revenue recognition of our Encompass subscription and professional services revenues. There could also be a material impact to the scope of costs deferred to obtain customer contracts and the timing of recognition of these costs. Refer to Note 2 “Basis of Presentation and Significant Accounting Policies” in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information on the recent accounting pronouncements and the potential impact on us.
We may execute stock repurchase programs when authorized by the board of directors that may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock.
In August 2017, our Audit Committee, under authority delegated to it by our Board of Directors, approved a new stock repurchase program granting us authority to repurchase up to $250.0 million of our outstanding common stock through August 2020. Stock repurchases under this program or any future program may be limited, suspended, or terminated at any time without prior notice. There can be no assurance that we will repurchase additional shares of our common stock under our stock repurchase program or that any future repurchases will have a positive impact on the trading price of our common stock or earnings per share. Important factors that could cause us to limit, suspend or terminate our stock repurchase program include, among others, unfavorable market conditions, the trading price of our common stock, the nature of other investment or strategic opportunities presented to us from time to time, the rate of dilution of our equity compensation programs, the status of our corporate trading windows, the availability of adequate funds, and our ability to make appropriate, timely, and beneficial decisions as to when, how, and whether to purchase shares under the stock repurchase program. If we limit, suspend or terminate our stock repurchase program, our stock price may be negatively affected.
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

Location	Primary Use	Approximate Square Footage
Pleasanton, CA	Headquarters	280,680

Calabasas, CA	Branch office	3,400

El Segundo, CA	Branch office	35,500

Irvine, CA	Branch office	4,600

San Diego, CA	Branch office	4,880

Eagan, MN	Branch office	4,800

Creve Coeur, MO	Branch office	13,400

Omaha, NE	Branch office	20,100

Parsippany, NJ	Branch office	2,200
In addition, we believe that our headquarters and branch offices are adequate for our current needs and that suitable additional or substitute space will be available as needed to accommodate foreseeable expansion of our operations.

ITEM 3.	LEGAL PROCEEDINGS
On December 1, 2017, a pension fund and stockholder purporting to act on our behalf filed a derivative lawsuit in the Superior Court of California for the County of Alameda, captioned United Association of Plumbers and Pipefitters, Journeymen, Local #38 Defined Benefit Pension Plan v. Jonathan H. Corr, et al. (Case No. RG17884445). The lawsuit purports to assert claims against certain of our officers and directors for insider trading under California law, breach of fiduciary duty, corporate waste, and unjust enrichment based on allegations that: (1) we overstated our financial prospects in public filings between February 10, 2017 and July 27, 2017; and (2) certain of our officers and directors sold shares during this same period. Plaintiff seeks unspecified monetary damages, attorneys’ fees and costs, as well as certain changes to our corporate governance and internal procedures.  Our demurrer to plaintiff’s complaint was filed on February 15, 2018.

In addition, from time to time, we are involved in various other litigations that we believe are of the type common to companies engaged in our line of business, including commercial and employment disputes. As of the date of this Annual Report on Form 10-K, we are not involved in any other pending legal proceedings whose outcome we expect to have a material adverse effect on our financial position, results of operations or cash flows. However, litigation is unpredictable and excessive verdicts, both in the form of monetary damages and injunctions, could occur. In the future, litigation could result in substantial costs and diversion of resources, and we could incur judgments or enter into settlements of claims that could have a material adverse effect on our business.

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

	Low	High
Year ended December 31, 2017
First Quarter	$80.66	$101.38
Second Quarter	$98.68	$114.38
Third Quarter	$79.71	$114.95
Fourth Quarter	$82.03	$95.41

Year ended December 31, 2016
First Quarter	$57.88	$91.16
Second Quarter	$74.11	$94.20
Third Quarter	$90.25	$105.98
Fourth Quarter	$77.60	$109.99
Holders of Our Common Shares
As of February 22, 2018, there were approximately 42 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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

Performance Graph
The following graph compares the total cumulative shareholder return on our common stock with the total cumulative return of the NYSE Composite Index, and the S&P 500 North American Technology-Software Index for each of the last five fiscal years ended December 31, 2017.

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Ellie Mae, Inc.	100.00	96.83	145.30	217.05	301.55	322.16
NYSE Composite	100.00	126.28	134.81	129.29	144.73	171.83
S&P 500 North American Technology-Software	100.00	131.10	149.30	167.95	178.37	254.73

*
Assumes that $100.00 was invested in our common stock and in each index at market closing prices on December 31, 2012, and that all dividends were reinvested. No cash dividends have been declared on our common stock since our initial public offering. Stockholder returns over the indicated period should not be considered indicative of future share prices or stockholder returns.

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act of 1934, or incorporated by reference into any filing of Ellie Mae, Inc. under the Securities Act of 1933, as amended except as shall be expressly set forth by specific reference in such filing.
Recent Sales of Unregistered Securities
None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as the term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of our common stock during the three months ended December 31, 2017:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number	Approximate
			of Shares	Dollar Value or
	Total		Purchased as	Shares that May
	Number of	Average	Part of Publicly	Yet be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs (1)
October 1, 2017 to October 31, 2017	16,500	$89.19	16,500	$248,528,322
November 1, 2017 to November 30, 2017	369,321	$87.78	369,321	$216,108,927
December 1, 2017 to December 31, 2017	15,367	$88.01	15,367	$214,756,434
Total	401,188		401,188
________________
(1) In August 2017, our audit committee, under the authority delegated to it by our board of directors, approved a new stock repurchase program under which we are authorized to repurchase up to $250.0 million of our common stock. The stock repurchase program expires in August 2020. Shares under the program are retired upon the repurchase. Amounts remaining to be purchased are exclusive of commissions.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA
The consolidated statements of operations data for the years ended December 31, 2017, 2016 and 2015 and the consolidated balance sheets data as of December 31, 2017 and 2016 are derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statements of operations data for the years ended December 31, 2014 and 2013 and the consolidated balance sheets data as of December 31, 2015, 2014 and 2013 are derived from our audited consolidated financial statements not included elsewhere in this report. Our historical results are not necessarily indicative of future performance. You should read the following selected consolidated financial data below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, related notes and other financial information included elsewhere in this report. The selected consolidated financial data in this section are not intended to replace the consolidated financial statements and are qualified in their entirety by the consolidated financial statements and related notes included elsewhere in this report.

	Year ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenues	$417,042	$360,285	$253,937	$161,537	$128,481
Cost of revenues(1)	160,910	120,145	84,208	46,283	32,630
Gross profit	256,132	240,140	169,729	115,254	95,851
Operating expenses:
Sales and marketing(1)	65,042	54,704	38,208	26,544	21,331
Research and development(1)	69,266	58,501	40,451	28,228	24,695
General and administrative(1)	79,686	71,318	57,212	39,361	30,853
Total operating expenses	213,994	184,523	135,871	94,133	76,879
Income from operations	42,138	55,617	33,858	21,121	18,972
Other income, net	3,256	989	619	488	460
Income before income taxes	45,394	56,606	34,477	21,609	19,432
Income tax provision (benefit)	(7,456)	18,830	12,219	6,786	6,114
Net income	$52,850	$37,776	$22,258	$14,823	$13,318
Net income per share of common stock:
Basic	$1.55	$1.21	$0.76	$0.53	$0.50
Diluted	$1.48	$1.15	$0.72	$0.50	$0.47
Weighted average shares outstanding:
Basic	34,056,962	31,179,857	29,179,352	27,858,828	26,581,962
Diluted	35,805,524	32,799,785	30,842,584	29,593,873	28,502,403

	December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$137,698	$380,907	$34,396	$26,756	$33,462
Short-term investments	$103,345	$41,841	$48,975	$49,352	$46,325
Long-term investments	$107,363	$45,931	$55,473	$58,679	$56,285
Property and equipment, net	$186,991	$126,297	$81,360	$28,694	$12,869
Working capital	$225,250	$398,438	$58,731	$78,733	$78,161
Total assets	$831,607	$751,517	$364,891	$290,120	$229,603
Total stockholders’ equity	$735,339	$654,908	$290,851	$252,884	$207,927

(1)	Stock-based compensation included in the above line items:
	Year ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Cost of revenues	$6,786	$4,835	$3,218	$1,579	$745
Sales and marketing	5,223	4,429	2,752	1,562	1,041
Research and development	8,281	7,296	5,431	3,672	3,469
General and administrative	14,177	14,911	12,840	7,735	9,004
Total	$34,467	$31,471	$24,241	$14,548	$14,259

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Risk Factors” included in Item 1A of Part I of this Annual Report on Form 10-K.
Overview
We are a leading cloud-based platform provider for the mortgage finance industry. Our technology solutions are used by lenders to originate and close residential mortgage loans. Banks, credit unions and mortgage lenders use our Encompass® all-in-one mortgage management solution to originate and fund mortgages and improve compliance, loan quality, and efficiency.
Mortgage originators use our Encompass software, a comprehensive digital mortgage solution that handles key business and management functions involved in running a residential mortgage origination business. Mortgage originators use Encompass as a single tool for marketing, loan origination, processing, and customer communication, and to interact electronically with lenders, investors, and service providers over the Ellie Mae Network. Our software also enables enforcement of rules and business practices designed to ensure loan quality, adherence to processing standards and regulatory compliance.
The Ellie Mae Network electronically connects approximately 184,000 mortgage professionals using Encompass to the broad array of third-party service providers, mortgage lenders and investors integral to the origination and funding of residential mortgages. During the mortgage origination process, mortgage originators may order various services through the Ellie Mae Network, including credit reports; product eligibility and pricing services; automated underwriting services; appraisals; title reports; insurance; flood certifications and flood insurance; compliance reviews; fraud detection; document preparation; and verification of income, identity, and employment. Mortgage originators can also initiate secure data transmission to and from lenders and investors.
In October 2017, we acquired Velocify, a cloud-based sales engagement platform that provides customers the capabilities to generate and manage leads and customer relationships.
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
Our revenues typically, but not always, track the seasonality of the residential mortgage industry, with increased activity in the second and third quarters and reduced activity in the first and fourth quarters as home buyers tend to purchase their homes during the spring and summer in order to move to a new home before the start of the school year. Mortgage volumes are also impacted by other factors such as interest rate fluctuations, home sale activity, regulatory changes such as the TILA-RESPA Integrated Disclosure rule which became effective in October 2015, and general economic conditions, which can lead to departures from the typical seasonal pattern. In 2017, mortgage volumes declined relative to 2016 due to an increase in mortgage interest rates resulting in a lower number of refinancings. This had the effect of reducing the number of closed loans per active user on our platform in 2017 relative to the same period in 2016. Although the market is expected to transition to one in which increasing volumes are driven primarily by demand for home purchases, a tight housing supply in certain markets is currently limiting the rate of growth in purchase volumes.
In spite of lower industry volume in 2017, we continued to experience period-over-period increases in revenues as our customers use our platform to process an increasing percentage of loans originated in the United States and we are able to increase the revenue we earned per loan. This was achieved by the continued addition of new users and the increased adoption of our broader service offerings by our customers.
We currently estimate that approximately 25% to 35% of our revenues have some direct sensitivity to volume. The base fee portion of success based revenues, subscription revenues, and professional services revenues, are generally not affected by fluctuations in mortgage origination volume. However, the impact on our revenues from a substantial decline in mortgage volumes is difficult to predict. Please refer to the risks relating to a decline in mortgage lending volumes described in Part I, Item 1A “Risk Factors” for additional information.
We are investing aggressively in initiatives that we believe will help us continue to grow our business, improve our products and services, and strengthen our competitive advantage while bringing sustainable long-term value to our customers. Our recent launch of Developer Connect will enable developers to create new features for Encompass, easily integrate Encompass with external systems and data, and build and deploy custom applications in the cloud. We believe this open and simplified architecture will enable us to deploy services more easily and drive more revenue per loan. In addition, lenders are also looking for a technology partner to deliver a better digital mortgage experience to consumers. The acquisition of Velocify accelerates our vision of offering a fully digital mortgage by combining Velocify’s lead management, engagement and distribution capabilities with our Encompass CRM and Consumer Connect service offerings, which allows lenders to provide better digital tools and a more easy-to-use web based experience as a seamless extension of Encompass.
In 2017, we increased our investment in our platform, research and development, technology infrastructure, and data security in an effort to support our growing user base. This includes the roll out of our Connect solutions in 2017, the development of our hybrid cloud infrastructure, and the development of our next generation Encompass platform and capabilities, which we expect to continue to roll out to customers in 2018 and 2019. The amortization expense of capitalized costs associated with our Connect solutions resulted in a decrease in our gross margin percentage and increased operating expenses in 2017 as compared to the same period in 2016. Conversely, capitalized costs associated with solutions that we have not yet introduced are reflected as an asset on our Consolidated Balance Sheet.
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
In addition to our internal initiatives, our business strategy has evolved to address recent industry trends, including:

•	greater focus on operational efficiencies;

•	customers adopting multi-channel strategies;

•	consumer demand for a digital based experience from lenders;

•	changes in regulation affecting lenders and investors;

•	increased quality standards imposed by regulators, lenders, and investors; and

•	greater focus by customers and regulators on data security and consumer privacy.
We are responding to these trends as follows:
Greater focus on operational efficiencies.  The average total production cost per loan was $8,060 in the third quarter of 2017.(1) We expect operational costs to continue to be a significant consideration for mortgage originators due to the continuously changing regulatory environment and heightened quality standards. By automating many of the functions of mortgage origination, we enable our users to comply with regulations and process quality loans more efficiently and effectively. This reduces the cost of originating loans and lowers the risk of buy-back demands from investors resulting from poorly originated or documented loans or loans that fail to comply with applicable regulations. We continually address the changing needs of our customers by developing and enhancing tools to allow for simplified regulatory compliance, increased availability of information, and enhanced system functionality and performance.

________________
(1) Mortgage Bankers Association, Independent Mortgage Bank Production Profits Down in Third Quarter 2017, November 30, 2017.

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
Customers adopting multi-channel strategies. Customers are developing multi-channel strategies beyond a single retail, correspondent or wholesale mortgage lending channel in order to grow their businesses. The requirements of these different channels vary and in order to maintain a single operating system, customers must use a robust system with customizable functionality. Encompass includes support for multi-channel workflows, allowing our customers to drive efficiencies and boost productivity by creating distinct workflows for each channel that map to our customers’ business needs. Encompass users can customize workflows based on channel, loan purpose or specific loan criteria - all of which can vary between lending channels. With the introduction of Encompass TPO Connect, Encompass users are able to utilize a customizable and interactive web experience for wholesale and correspondent lending channels, which gives lenders and investors a modern and collaborative web experience for their third-party origination (“TPO”) partners that promotes compliance, data integrity, and easy bi-directional communication throughout the entire loan process. Additionally, Encompass Consumer Connect enables our customers to originate loans directly from borrowers by offering an online loan application that can be accessed by anyone with a web browser.
Consumer Demand for a Digital Based Experience from Lenders. Borrowers expect transparency, service and speed, and a human touch. To meet these requirements, lenders must offer a seamless, online experience that continues even after the application has been submitted. It is our goal to provide a true digital mortgage process that enables the lender to originate more loans, lower origination costs, reduce the time to close and make smarter decisions through data and predictive analytics, all while ensuring the highest levels of compliance, quality and efficiency. Our digital mortgage vision encompasses all phases of the mortgage loan lifecycle, with each milestone informing the next. The market will require lenders to adapt, as the pressure to meet closing dates, increased competition, and the emerging high-tech and human touch expectations of borrowers continue to drive the use of the next generation of technology.
Changes in regulation affecting lenders and investors.  Regulations continue to be subject to change and many regulatory reforms have significantly increased the complexity and importance of regulatory compliance. We devote considerable resources to continually upgrade our software to help our customers address regulatory changes. We offer Encompass Compliance Service, which analyzes mortgage loan data for compliance with consumer protection laws and institutionally mandated compliance policies and also alerts users to possible violations of these laws and policies. In addition, we have a staff of attorneys who work with compliance experts and help ensure that documents prepared using our software and the processes recommended by the Encompass workflow comply with applicable rules and regulations. For example, additional tools and product updates were required to address the Ability-to-Repay/Qualified Mortgage and Federal and State High Cost rules that became effective in January 2014. In addition, we updated certain of our products to comply with the TILA-RESPA Integrated Disclosure rule changes that took effect in October 2015, and we will provide a complete offering of readiness initiatives, tools and training programs in advance of the 2018 HMDA collection and reporting changes. We believe we are well-positioned to help our customers comply with changing regulatory requirements as they are published and become effective. However, changes to existing laws or regulations or adoption of new laws or regulations relating to the residential mortgage industry could require us to incur significant costs to update our products and services so that our customers remain compliant with such laws and regulations.
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
In response to the increased quality standards and compliance mandates affecting the industry, we expect many non-Encompass mortgage lenders to assess new platform options and replace their legacy systems. We have increased the size of our customer acquisition, implementation, and support teams by approximately 63% from 356 employees at December 31, 2015 to 580 employees at December 31, 2017 in order to address anticipated demand for our software solutions.
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

Acquisition Strategy
We evaluate strategic acquisition and investment opportunities within our core mortgage vertical and across complementary fintech verticals. To date, our acquisitions have been focused on enhancing the delivery of an end-to-end digital mortgage experience for our clients and their customers. The acquisition of Velocify accelerates our vision of offering a fully digital mortgage. We expect to continue to evaluate and explore strategic opportunities that will enhance the breadth and depth of our solutions, and furthers our mission of automating the entire end-to-end mortgage process for our customers.
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
Revenue per average active user.  Revenue per average active user is calculated by dividing total revenues by average active Encompass users.
The following table shows these operating metrics as of and for the years ended December 31, 2017, 2016 and 2015:

	Year ended December 31,
	2017	2016	2015
Revenues (in thousands):
Total revenues	$417,042	$360,285	$253,937
Total contracted revenues	$283,183	$208,005	$150,773
Users at end of period:
Contracted users	242,505	215,769	166,057
Active users	183,900	164,648	136,167
Active users as a percentage of contracted users	76%	76%	82%
Average active users:
Average active users during the period	177,465	152,902	127,226
Revenue per average active user during the period	$2,350	$2,356	$1,996
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
Our revenues are generated from the company-hosted Encompass Software subscriptions that customers access through the Internet. Our revenues are also comprised of fees for software services sold both as a subscription and transactionally, including fees based on a per closed loan, or success basis, subject to monthly base fees, which we refer to as Success-Based Pricing; Ellie Mae Network fees; education and training, loan product, policy and guideline data and analytics services under the AllRegs brand; and professional services which include consulting, implementation, and training services.
Cost of Revenues and Operating Expenses
Cost of Revenues
Our cost of revenues consists primarily of: salaries and benefits, including stock-based compensation expense; data center operating costs; depreciation on data center computer equipment; amortization of internal-use software and acquired intangible assets such as developed technology and trade names; customer support; professional services associated with implementation of our software; third-party royalty expenses; and allocated facilities costs. We expect that our cost of revenues will continue to increase in absolute dollars as our revenues increase, as we make additional and accelerated investments to bolster our infrastructure and enhance our system capacity, reliability, and data security, as we place new internal-use software into service, as we pursue additional strategic acquisitions, and as we continue to hire personnel in our implementation and customer support departments to support new customers and provide new services. We anticipate that we will continue to invest in key areas such as development of internal-use software, professional services, technical support, data security, and data center infrastructure to better support our customers and further differentiate ourselves. This will include development of our next generation Encompass platform, which we expect to continue to roll out to customers throughout 2018 and 2019.
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

Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements which are prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.
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
Encompass Revenues.  We offer web-based, on-demand access to our Encompass software for a monthly recurring fee. We provide the right to access our loan origination software and handle the responsibility of managing the servers, providing security, backing up the data and applying updates. Customers under this arrangement may not take possession of the software at any time during the term of the agreement. Subscription revenues are recognized ratably over the contract terms as subscription services are provided, beginning on the commencement date of each contract, which is the date our service is made available to customers. Contracts generally range from one to five years. Alternatively, customers can elect to pay on a success basis. Success basis contracts generally have a term of one to five years and are subject to monthly base fees, which enable customers to close loans up to a contractually agreed-to minimum number of transactions, and additional closed loan fees, which are assessed for loans closed in excess of the minimum. Revenues are earned from both base fees and additional closed loan fees as the result of the customer’s usage of Encompass. Monthly base fees are recognized over the respective monthly service period as the subscription services are provided. Additional closed loans fees are recognized when the loans are reported as closed. This offering also includes Encompass Consumer Connect, Encompass Compliance Service, and Encompass Docs Solution as integrated components, which are combined elements of the arrangement that are delivered in conjunction with the Encompass offering and therefore are not accounted for separately.
Services Revenues.  We provide a variety of mortgage-related and other business services, including: automated documentation; fraud detection, valuation, validation, and risk analysis; income verification; marketing and customer relationship management; product and pricing; flood zone certifications; website and electronic document management; and compliance reports. Services revenues are recognized upon completion of the services.
Transactional and Other Revenues.  We have entered into agreements with various lenders, service providers and certain government-sponsored entities participating in the mortgage origination process that provide them access to, and ability to interoperate with, mortgage originators on the Ellie Mae Network. Under these agreements, we earn transaction fees when transactions are processed through the Ellie Mae Network. Transactional and other revenues are recognized upon completion of the services.
Professional Services Revenues.  Professional services revenues are generally recognized upon delivery or completion for fixed price contracts or as the services are rendered for time and material contracts. The majority of our professional services contracts are on a fixed price basis. Training revenues are recognized as the services are rendered.
Subscriptions to Online Research and Data Resources.  We provide mortgage originators and underwriters with access to online databases of various federal and state laws and regulations and forms as well as investor product guidelines. Subscription fees are recognized ratably over the subscription term as subscription services are provided, which is typically one year.

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
When subscription services agreements involve multiple elements that qualify as separate units of accounting, we allocate arrangement consideration to all deliverables at the inception of an arrangement based on the relative selling price method in accordance with the selling price hierarchy, which includes: (i) vendor specific objective evidence (“VSOE”), if it is available; (ii) third-party evidence (“TPE”), if VSOE is not available; and (iii) the best estimate of selling price (“BESP”), if neither VSOE nor TPE is available. We have determined that TPE is not a practical alternative as our go-to-market strategy and offerings contain a significant level of differentiation such that the comparable pricing of services with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine what similar competitor services’ selling prices are on a standalone basis. The amount of revenue allocated to delivered items is limited by contingent revenue, if any.
We have not historically priced our services within a narrow range. As a result, we have not been able to establish VSOE for our services. Accordingly, we use BESP to determine the relative selling price for our services.
The objective of BESP is to determine the price at which we would transact a sale if the service was sold on a standalone basis. When establishing BESP, we review company-specific factors used to determine list price and make adjustments as appropriate to reflect current market conditions and pricing behavior. Our process for establishing list price includes assessing the cost to provide a particular product or service, surveying customers to determine market expectations, analyzing customer demographics, and taking into account similar products and services historically sold by us. We continue to review the factors used to establish list price and adjust BESP as necessary.
Income Taxes
We account for income taxes under the asset and liability method, which requires the recognition of taxes payable or refundable for the current year, and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. The measurement of current and deferred tax liabilities and assets is based on provisions of the enacted tax law.
We operate in various tax jurisdictions and are subject to audit by various tax authorities. We recognize the tax benefit of an uncertain tax position only if it is more likely than not that the position is sustainable upon examination by the taxing authority, based on the technical merits. The tax benefit recognized is measured as the largest amount of benefit which is greater than 50 percent likely to be realized upon settlement with the taxing authority. We recognize interest accrued and penalties related to unrecognized tax benefits in our income tax provision.
Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are more likely than not expected to be realized based on the weighting of positive and negative evidence.  Future realization of deferred tax assets ultimately depends on estimates of future sources of taxable income for the jurisdictions in which we operate and the periods over which our deferred tax assets will be realizable. To the extent we establish a valuation allowance or change the valuation allowance in a period, we reflect the change with a corresponding increase or decrease to our tax provision in our consolidated statements of operations.
In relation to our adoption of ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), on January 1, 2017, we record excess tax benefits and tax deficiencies as an income tax benefit or expense when stock awards vest or are settled and, on a retrospective basis, the excess tax benefits are classified as an operating activity in our consolidated statements of cash flows.
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
We estimate potential forfeitures of stock grants and adjust recorded compensation cost accordingly. The estimate of forfeitures is based on historical experience and is adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from the prior estimates. Changes in estimated forfeitures will be recognized in the period of change and will impact the amount of stock-based compensation expense to be recognized in future periods, which could be material if actual results differ significantly from our estimates.
Please refer to Note 11 in the Notes to Consolidated Financial Statements for the assumptions used in the Black-Scholes option-pricing model relating to stock options in the years ended December 31, 2017, 2016 and 2015.
Goodwill and Intangible Assets
Goodwill and intangible assets are stated at cost less accumulated amortization, as appropriate. Intangible assets include developed technology, trade names, customer relationships, and order backlog. Intangible assets with finite lives are amortized on a straight-line basis over the estimated periods of benefit, generally two to ten years. Goodwill and intangible assets with indefinite lives are not amortized but tested for impairment at least annually, or whenever changes in circumstances indicate that the carrying amount of the goodwill or indefinite-lived intangible assets may not be recoverable. Intangible assets with finite lives are tested for impairment whenever changes in circumstances indicate that the carrying amount of the finite-lived intangible assets may not be recoverable. On January 1, 2017, we early adopted “ASU” No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). The standard eliminated Step 2 from the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment tests are performed at the reporting unit level, which is the company as a whole, using the fair-value approach.
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
There was no impairment of goodwill and intangible assets in 2017 and 2016.
Fair Value Measurement of Financial Instruments
All of our investments that have maturities of greater than 90 days are classified as available-for-sale and are carried at fair value. Fair value is determined based on quoted market rates when observable or utilizing data points that are observable, such as quoted prices, interest rates, and yield curves. The cost of available-for-sale investments sold is based on the specific identification method. Unrealized gains and losses are reported in stockholders’ equity as accumulated other comprehensive income (loss). Realized gains and losses are included in other income (expense), net. Interest and dividends are included in other income (expense), net when they are earned.
At December 31, 2017, our financial instruments are measured and recorded at fair value on a recurring basis. When determining fair value, we consider the principal or most advantageous market in which we would transact, and we consider assumptions that market participants would use when pricing the asset or liability. For further information, see “Fair Value Measurement of Financial Instruments” in Notes 2 and 4 of the Notes to Consolidated Financial Statements.
Our money market funds and marketable debt instruments are measured and recorded at fair value on a recurring basis and classified as Level 1, and were classified as such due to the use of observable market prices for identical securities that are traded in active markets. Management judgment was required to determine the levels for the frequency of transactions that should be met for a market to be considered active. Our assessment of an active market for our marketable debt instruments includes taking into consideration the number of days each individual instrument trades over a specified period.

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
We had no investments classified as Level 3 as of December 31, 2017, 2016, and 2015.
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
Internal-developed core software is amortized on a straight-line basis over its estimated useful life, generally three to five years. Amortization of product related internal-use software and website applications is typically recorded to cost of revenues, and amortization of other internal-use software and website applications is typically recorded to the operating expense line to which it most closely relates. Our management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. The capitalized costs are included in the property and equipment, net line in the accompanying consolidated balance sheets. For the years ended December 31, 2017, 2016, and 2015, we capitalized software and website application development costs of $64.6 million, $38.5 million, and $29.4 million, respectively.

Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Revenues	$417,042	$360,285	$253,937
Cost of revenues(1)	160,910	120,145	84,208
Gross profit	256,132	240,140	169,729
Operating expenses:
Sales and marketing(1)	65,042	54,704	38,208
Research and development(1)	69,266	58,501	40,451
General and administrative(1)	79,686	71,318	57,212
Total operating expenses	213,994	184,523	135,871
Income from operations	42,138	55,617	33,858
Other income, net	3,256	989	619
Income before income taxes	45,394	56,606	34,477
Income tax provision (benefit)	(7,456)	18,830	12,219
Net income	$52,850	$37,776	$22,258

(1)	Stock-based compensation included in the above line items:
		Year ended December 31,
		2017	2016	2015
		(in thousands)
	Cost of revenues	$6,786	$4,835	$3,218
	Sales and marketing	5,223	4,429	2,752
	Research and development	8,281	7,296	5,431
	General and administrative	14,177	14,911	12,840
		$34,467	$31,471	$24,241

	Year ended December 31,
	2017	2016	2015
	(as a percentage of revenues)
Revenues	100.0%	100.0%	100.0%
Cost of revenues	38.6	33.3	33.2
Gross profit	61.4	66.7	66.8
Operating expenses:
Sales and marketing	15.6	15.2	15.0
Research and development	16.6	16.2	15.9
General and administrative	19.1	19.8	22.5
	51.3	51.2	53.4
Income from operations	10.1	15.5	13.4
Other income, net	0.8	0.3	0.2
Income before income taxes	10.9	15.8	13.6
Income tax provision (benefit)	(1.8)	5.3	4.8
Net income	12.7%	10.5%	8.8%

Revenues

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Revenues	$417,042	$360,285	$253,937
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016.  Total revenues increased $56.8 million, or 15.8%, for the year ended December 31, 2017 as compared to the same period of 2016. This increase was primarily driven by a 12.4% increase in contracted users as of December 31, 2017 compared to the same period in 2016, partially offset by lower mortgage origination volumes driven mainly by an industry-wide decrease in refinancings. Encompass revenues increased $28.2 million, mainly attributable to a $48.0 million, or 32.2%, increase in base fees, partially offset by a decrease of $19.8 million in additional closed loan fees, which are assessed for loans closed in excess of base fees under our Success-Based Pricing model. Significantly lower refinance origination volumes had the effect of reducing closed loans per average active user in 2017 as compared to same period in 2016.
The increase in implementation services and use of training and other technical support offerings also contributed to a $10.9 million increase in revenues from professional services. Additionally, we had a $14.9 million increase from other software and services and a $3.3 million increase in network revenues from increased adoption of service offerings with third-party providers.
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015.  Total revenues increased $106.3 million, or 41.9%, for the year ended December 31, 2016 as compared to the same period of 2015. This increase was primarily driven by a $70.8 million increase in Encompass revenue. The increase in Encompass revenue was partially attributable to a $44.3 million, or 42.3%, increase in base fees due to a 29.9% increase in contracted users as of December 31, 2016 compared to the same period in 2015, and an increase of $26.5 million in closed loan fees, which are assessed for loans closed in excess of base fees under our Success-Based Pricing model. The closed loan fee increase was primarily driven by an increase in contracted users and by higher mortgage origination volumes.
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
Gross Profit

	Year ended December 31,
	2017	2016	2015
	(in thousands except percentages)
Gross profit	$256,132	$240,140	$169,729
Gross margin	61.4%	66.7%	66.8%
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016.  Gross profit increased by $16.0 million and gross margin decreased by 5.3 percentage points during the year ended December 31, 2017 as compared to the same period in 2016. Revenues increased by $56.8 million and cost of revenues increased by $40.8 million. The decrease in gross margin was primarily a result of an increase in fixed costs associated with the Velocify acquisition, amortization related to internal-use software placed into service during 2017, headcount added to our operations and investments we have made to enhance our data centers and data security for our customers. The increase in costs primarily include a $18.4 million increase in amortization related to internal-use software and intangibles acquired from the Velocify acquisition as well as depreciation related to infrastructure hardware, and a $12.4 million increase in salaries, employee benefits, and stock-based compensation expenses associated with additional headcount. Additionally, there was a $5.3 million increase in expenses related to upgrades and services to data center hardware and technology as we increased capacity relating to new customers through our hybrid cloud architecture and there was a $3.1 million increase in third-party royalty expenses as a result of the increased revenues.
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015.  Gross profit increased by $70.4 million and gross margin decreased by 0.1 percentage points during the year ended December 31, 2016 as compared to the same period in 2015. Revenues increased by $106.3 million and cost of revenues increased by $35.9 million. The flat gross margin was a result of an increase in revenue offset by an increase in fixed costs associated with headcount added to our operations and professional services organizations and investments we have made in expanding our data centers, and enhancing data security for our customers.

The increase in costs primarily include a $14.5 million increase in salaries, employee benefits, and stock-based compensation expenses associated with additional headcount for our professional services and customer support organizations in anticipation of continued increasing demand for our software solutions, a $9.0 million increase in third-party royalty expenses as a result of increased revenues, a $7.5 million increase in amortization related to internal-use software and depreciation related to infrastructure hardware, a $4.3 million increase in expenses related to upgrades and services to our data centers’ hardware and technology as we increase capacity relating to new customers, and a $1.0 million increase in third-party services to assist in data security and infrastructure upgrades.
Sales and Marketing

	Year ended December 31,
	2017	2016	2015
	(in thousands except percentages)
Sales and marketing	$65,042	$54,704	$38,208
Sales and marketing as a % of revenues	15.6%	15.2%	15.0%
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016.  Sales and marketing expenses increased by $10.3 million, or 18.9%, for the year ended December 31, 2017 as compared to the same period in 2016. Sales and marketing expenses as a percentage of revenues increased by 0.4 percentage points. The increase in the sales and marketing expenses was primarily due to a $6.1 million increase in salaries, employee benefits, and stock-based compensation expenses related to increased headcount as we continued to grow our sales and marketing departments in an effort to increase our market share and address anticipated demand for our software solutions and a $1.8 million increase in other marketing and promotion expenses related to marketing events.
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015.  Sales and marketing expenses increased by $16.5 million, or 43.2%, for the year ended December 31, 2016 as compared to the same period in 2015. Sales and marketing expenses as a percentage of revenues increased by 0.2 percentage points. The increase in the sales and marketing expenses was primarily due to a $7.9 million increase in salaries, employee benefits, and stock-based compensation expenses related to increased headcount as we continued to grow our sales and marketing departments in an effort to increase our market share and address anticipated demand for our software solutions, a $3.6 million increase in other marketing and promotion expenses, a $2.5 million increase in commissions paid to our sales representatives arising from increased bookings, and a $1.4 million increase in technology, telecom, and travel related expenses.
Research and Development

	Year ended December 31,
	2017	2016	2015
	(in thousands except percentages)
Research and development	$69,266	$58,501	$40,451
Research and development as a % of revenues	16.6%	16.2%	15.9%
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016.  Research and development expenses increased by $10.8 million, or 18.4%, for the year ended December 31, 2017 as compared to the same period in 2016. Research and development expenses as a percentage of revenues increased by 0.4 percentage points. The increase in the research and development expenses was primarily due to an increase in salaries, employee benefits, and stock-based compensation expenses related to increased headcount and fees to contractors as we continued to invest in our products and services.
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015.  Research and development expenses increased by $18.1 million, or 44.6%, for the year ended December 31, 2016 as compared to the same period in 2015. Research and development expenses as a percentage of revenues increased by 0.3 percentage points. The increase in the research and development expenses was primarily due to an increase in salaries, employee benefits, and stock-based compensation expenses related to increased headcount and fees to contractors as we continued to invest in our products and services.

 General and Administrative

	Year ended December 31,
	2017	2016	2015
	(in thousands except percentages)
General and administrative	$79,686	$71,318	$57,212
General and administrative as a % of revenues	19.1%	19.8%	22.5%
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016.  General and administrative expenses increased by $8.4 million, or 11.7%, for the year ended December 31, 2017 as compared to the same period in 2016. General and administrative expenses as a percentage of revenues decreased by 0.7 percentage points. The increase in the general and administrative expenses was primarily due to a $4.2 million increase in salaries, stock-based compensation, and employee benefits related to increased headcount and a $1.4 million increase in third-party services related to consulting services.
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015.  General and administrative expenses increased by $14.1 million, or 24.7%, for the year ended December 31, 2016 as compared to the same period in 2015. General and administrative expenses as a percentage of revenues decreased by 2.7 percentage points. The increase in the general and administrative expenses was primarily due to a $8.5 million increase in salaries, stock-based compensation, and employee benefits related to increased headcount, a $1.9 million increase in third-party services related to system upgrades, a $1.7 million increase related to technology expenses due to increased headcount, and a $1.6 million increase in depreciation and amortization expense related to the release of new systems and depreciation related to internal-use software placed into service.
Other Income, Net
Other income, net includes imputed interest expense related to capital lease obligations, interest income from notes receivable and investments, and realized gains and losses on sales of investments. Other income, net for the year ended December 31, 2017 was $3.3 million primarily due to increased investments. The amounts were not significant in the years ended December 31, 2016 and 2015.
Income Taxes
We recorded a provision (benefit) for income taxes of $(7.5) million, $18.8 million, and $12.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. Our effective tax rate for the year 2017 differs from the U.S. statutory federal income tax rate of 35%, primarily due to the income tax benefit from re-measurement of net deferred tax liabilities related to the enacted change to the corporate tax rate in December 2017, excess tax benefits of stock-based compensation from the adoption of ASU 2016-09, and federal research and development credits.
Our effective tax rate did not significantly differ from the statutory federal rate for the years ended December 31, 2016 and 2015, although there were offsetting differences between the effective tax rate and statutory federal rate due to non-deductible items and state taxes, offset by benefits related to federal research and development credits.
The valuation allowance increased by $6.8 million in 2017, increased by $1.2 million in 2016, and increased by $1.0 million in 2015. We continue to maintain a valuation allowance against the deferred tax assets related to certain state research and development tax credits, the realization of which is uncertain as we expect to generate additional credits at a faster rate than we are able to utilize them. We will continue to assess the need for a valuation allowance on deferred tax assets by evaluating both positive and negative evidence that may exist. Any adjustment to the deferred tax asset valuation allowance will be recorded in the income statement for the periods that the adjustment is determined to be required.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as The Tax Act. The Tax Act makes broad and complex changes to the U.S. tax code. Changes impacting the Company include, but are not limited to, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; (3) creating a new limitation on deductible interest expense; (4) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; (5) bonus depreciation that will allow for full expensing of qualified property; (6) the repeal of the domestic production activity deduction; and (7) limitations on the deductibility of certain executive compensation.
In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under FASB Accounting Standards Board (“ASC”) 740, Income Taxes (“ASC 740”). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of The Tax Act.
As of December 31, 2017, we have not completed our accounting for the income tax effects of certain elements of the Tax Act. However, in connection with our initial analysis, we recorded a provisional net tax benefit based on reasonable estimates for those tax effects. The provisional net tax benefit is subject to revisions as we complete our analysis of The Tax Act, collect and prepare necessary data, finalize the Velocify purchase accounting, interpret any additional guidance issued by the U.S. Treasury Department, Internal Revenue Service (“IRS”) and FASB. Adjustments may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made. Our accounting for the tax effects of The Tax Act will be completed during the measurement period.
Our accounting for the following elements of The Tax Act is incomplete. However, we are able to make reasonable estimate of certain effects and, therefore, recorded provisional adjustments as follows:

•
The Tax Act reduces the corporate tax rate to 21 percent, effective January 1, 2018. Consequently, we have recorded a decrease related to net deferred tax liabilities of $8.6 million, with a corresponding net adjustment to our deferred income tax benefit of $8.6 million for the year ended December 31, 2017.

•
The Tax Act creates a new limitation on the deductibility of certain executive compensation and removes the exceptions for performance-based compensation. However, The Tax Act grants a “transition rule” to compensation stemming from written binding contracts entered on or before November 2, 2017. We estimated the tax adjustment related to the “transition rule” is insignificant.

For further discussion of our income tax provision, see Note 8 “Income Taxes” in the Notes to Consolidated Financial Statements.
Liquidity and Capital Resources
As of December 31, 2017, we had cash, cash equivalents, and short-term investments of $241.0 million and long-term investments of $107.4 million. This balance reflects cash proceeds of approximately $271.4 million from the public offering completed in August 2016 of 3,162,500 shares of common stock, net of underwriting discounts, and offering costs and expenses. Cash and cash equivalents consist of cash, money market accounts, and highly liquid investments purchased with an original maturity of three months or less. Both short and long-term investments consist of U.S. government notes, and U.S. government agency securities, corporate bonds and obligations, certificates of deposit and municipal obligations.
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
The following table sets forth our statement of cash flows data for the periods presented:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Net cash provided by operating activities	$116,221	$112,899	$98,617
Net cash used in investing activities	$(329,032)	$(44,598)	$(66,349)
Net cash provided by (used in) financing activities	$(30,398)	$278,210	$(24,628)
Net increase (decrease) in cash and cash equivalents	$(243,209)	$346,511	$7,640
Operating Activities
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016.  Cash provided by operating activities increased by $3.3 million from $112.9 million in 2016 to $116.2 million in 2017. In the consolidated statements of cash flows, cash provided by operating activities is presented as net income adjusted for non-cash items and changes in operating assets and liabilities. Net income increased by $15.1 million for the year ended December 31, 2017 as compared to the same period in 2016. The net contribution of non-cash items to cash provided by operating activities increased by $4.6 million for the year ended December 31, 2017 as compared to the same period in 2016. The net contribution of changes in operating assets and liabilities to cash provided by operating activities decreased by $16.4 million for the year ended December 31, 2017 as compared to the same period in 2016.
The $4.6 million increase in the net contribution of non-cash items to cash provided by operating activities was primarily due to a $16.0 million increase in depreciation/amortization expense from internal-use software, data center equipment, leasehold improvements, and furniture and fixtures placed into service, a $4.0 million increase in amortization of intangible assets as a result of the acquisition of Velocify, and a $3.0 million increase in stock-based compensation expense due to increased headcount, partially offset by a $15.6 million decrease in deferred income taxes related to the deferred tax liabilities from the Velocify acquisition and a $2.7 million decrease due to accretion of investments.
Changes in operating assets and liabilities resulted in a net decrease of $16.4 million to cash provided by operating activities in the year ended December 31, 2017 as compared to the same period in 2016. Our net accounts receivable balance fluctuates from period to period, depending on the amount and timing of sales and billing activity, our customers’ payment method, and cash collections. Additionally, we experienced overall growth in our accounts receivable balance due to increased revenues for the year ended December 31, 2017 as compared to the same period in 2016. The change in prepaid expenses and other current assets was primarily due to the timing of payments for software services and other maintenance. The change in accounts payable and accrued and other liabilities was due to the annual payment of variable compensation costs in March 2017, partially offset by a decrease in annual variable compensation cost accrual for the year ended 2017 as well as the timing of additional liabilities and payments in general, and does not reflect any significant change in the nature of accrued liabilities. The decrease in deferred revenues is primarily the result of the timing of customer payments and the completion of professional services projects.
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015.  Cash provided by operating activities increased by $14.3 million from $98.6 million in 2015 to $112.9 million in 2016. Net income increased by $15.5 million for the year ended December 31, 2016 as compared to the same period in 2015. The net contribution of non-cash items to cash provided by operating activities increased by $22.6 million for the year ended December 31, 2016 as compared to the same period in 2015. The net contribution of changes in operating assets and liabilities to cash provided by operating activities decreased by $23.8 million for the year ended December 31, 2016 as compared to the same period in 2015.
The $22.6 million increase in the net contribution of non-cash items to cash provided by operating activities was primarily due to a $9.6 million increase in depreciation/amortization expense from internal-use software, data center equipment, leasehold improvements, and furniture and fixtures placed into service, a $7.2 million increase in stock-based compensation expense due to increased headcount, and a $5.5 million increase in deferred income taxes, offset by a $0.6 million change in non-cash impairment loss on intangible assets acquired from MortgageCEO incurred in 2015.
Changes in operating assets and liabilities resulted in a net decrease of $23.8 million to cash provided by operating activities in the year ended December 31, 2016 as compared to the same period in 2015. Our net accounts receivable balance fluctuates from period to period, depending on the amount and timing of sales and billing activity, our customers’ payment method, and cash collections. Additionally, we experienced overall growth in our accounts receivable balance due to increased revenues for the year ended December 31, 2016 as compared to the same period in 2015. The change in prepaid expenses and other current assets was primarily due to the timing of payments for software services and other maintenance. The change in deposits and other assets was due to increased deferred commission expenses associated with continuing sales of our products. The change in accounts payable and accrued and other liabilities was due to an increase in compensation costs associated with increased headcount as well as the timing of additional liabilities and payments in general, and does not reflect any significant change in the nature of accrued liabilities. The increase in deferred revenue is primarily the result of an increase in sales of professional services and timing of customer payments.
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
Cash used in investing activities of $329.0 million for the year ended December 31, 2017 was primarily the result of $119.3 million in cash payments for the Velocify acquisition, $28.4 million in expenditures for purchases of property, including capital improvements to our new corporate headquarters, investments to bolster our infrastructure and enhance our system capacity, reliability, and security, and $59.5 million in expenditures incurred to develop internal-use software and website applications, including the development of our next generation Encompass platform. Additionally, we sold net $121.9 million of investments to fund these expenditures.

Cash used in investing activities of $44.6 million for the year ended December 31, 2016 was primarily the result of $25.2 million in expenditures for purchases of property and equipment, including capital improvements to our new corporate headquarters, investments to bolster our infrastructure and enhance our system capacity, reliability, and security, and $35.1 million in expenditures incurred to develop internal-use software and website applications, including the development of our next generation Encompass platform. Additionally, we sold net $15.7 million to fund these expenditures.
Cash used in investing activities of $66.3 million for the year ended December 31, 2015 was the result of $52.3 million for purchases of property and equipment and costs incurred to develop internal-use software and website applications and cash payments of $16.4 million for the Mortgage Returns acquisition, offset in part by $2.4 million net proceeds from maturities of investments.
Financing Activities
Financing activities have consisted primarily of cash provided from the exercise of stock options and purchases under the employee stock purchase plan, reduced by the payments related to capital lease obligations, repurchases of common stock and tax payments related to shares withheld for vested RSUs. In August 2016, we completed a public offering of common stock and sold a total of 3,162,500 shares of our common stock for total cash proceeds of approximately $271.4 million, net of underwriting discounts, and offering costs and expenses of approximately $13.2 million, which will be used for general corporate purposes, including working capital, sales and marketing activities, general and administrative matters and capital expenditures. We may also use the net proceeds for the acquisition of, or investment in, technologies, solutions or businesses that complement our business. In May 2014, our board of directors approved a stock repurchase program under which we are authorized to repurchase up to $75.0 million of our common stock over a 36-month period which ended in May 2017. We did not repurchase any shares during the first five months of 2017. In August 2017, our audit committee, under the authority delegated to it by our board of directors, approved a new stock repurchase program under which we are authorized to repurchase up to $250.0 million of our common stock, which expires in August 2020. As of December 31, 2017, $214.8 million remained available for repurchases. Under the program, purchases may be made from time to time on the open market, and will be funded from available working capital.
Cash used in financing activities of $30.4 million for the year ended December 31, 2017 consisted primarily of $35.2 million in common stock repurchases and tax payments of $13.8 million related to shares withheld for vested RSUs, offset by $19.3 million in proceeds from employee stock purchases and the exercise of stock options.
Cash provided by financing activities of $278.2 million for the year ended December 31, 2016 consisted primarily of $271.4 million in net proceeds from our August 2016 public offering of 3,162,500 shares of common stock, $17.3 million in proceeds from employee stock purchase and exercise of stock options, partially offset by tax payments of $6.0 million related to shares withheld for vested RSUs, payments of capital leases of $3.8 million, and $0.7 million in common stock repurchases.
Cash used in financing activities of $24.6 million for the year ended December 31, 2015 consisted primarily of $31.5 million in common stock repurchases, payments on capital leases of $3.7 million, and tax payments of $3.6 million related to shares withheld for vested RSUs, offset in part by $14.2 million in proceeds from the exercise of stock options.
Off Balance Sheet Arrangements
As of December 31, 2017, we had no off-balance sheet arrangements, and operating leases were the only financing arrangements not reported on our consolidated financial statements.
Contractual Obligations
At December 31, 2017, our contractual payment obligations are as follows:

	Payment due by period (as of December 31, 2017)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Capital lease obligations	$87	$87	$—	$—	$—
Operating lease obligations	93,245	11,718	24,374	22,790	34,363
Purchase obligations(1)	66,605	39,745	26,860	—	—
Total	$159,937	$51,550	$51,234	$22,790	$34,363
________________
(1) Purchase obligations are associated with agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum services to be used; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations include non-cancelable contractual obligations for the purchase of goods and services, licenses of third-party software, sponsorships, and construction commitments. Obligations under contracts that we can cancel without a significant penalty are not included in the table above. See Note 9 of the Notes to Consolidated Financial Statements.
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
A hypothetical increase in interest rates of 1.0% would have resulted in a decrease in the fair value of our investment portfolio of $2.2 million as of December 31, 2017. The fluctuations in fair value of our investment portfolio reflect only the direct impact of the change in interest rates. Other economic variables, such as equity market fluctuations and changes in relative credit risk, could result in a significantly higher decline in the fair value of our net investment position. For further information on how credit risk is factored into the valuation of our investment portfolio see Note 4 of the Notes to Consolidated Financial Statements.
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

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Ellie Mae, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Ellie Mae, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 1, 2018 expressed an unqualified opinion.

Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2005.
San Francisco, CA
March 1, 2018

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Ellie Mae, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Ellie Mae, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control- Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2017, and our report dated March 1, 2018 expressed an unqualified opinion on those financial statements.

Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting for the portion of Velocify, Inc., a wholly-owned subsidiary, that had not been integrated and whose financial statements reflect total assets and revenues constituting less than 1 and less than 3 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2017. As indicated in Management’s Report, Velocify, Inc. was acquired during October 2017. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of the portions of Velocify, Inc. that had not yet been integrated.

Definition and limitations of internal control over financial reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ GRANT THORNTON LLP
San Francisco, CA
March 1, 2018

Ellie Mae, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$137,698	$380,907
Short-term investments	103,345	41,841
Accounts receivable, net of allowance for doubtful accounts of $340 and $45 as of December 31, 2017 and December 31, 2016, respectively	43,121	39,358
Prepaid expenses and other current assets	18,474	15,209
Total current assets	302,638	477,315
Property and equipment, net	186,991	126,297
Long-term investments	107,363	45,931
Intangible assets, net	80,874	17,289
Deposits and other assets	9,290	10,138
Goodwill	144,451	74,547
Total assets	$831,607	$751,517
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$24,913	$15,942
Accrued and other current liabilities	26,188	39,809
Deferred revenue	26,287	23,126
Total current liabilities	77,388	78,877
Other long-term liabilities	18,880	17,732
Total liabilities	96,268	96,609
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.0001 par value per share; 140,000,000 authorized shares, 34,227,684 and 33,685,649 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	3	3
Additional paid-in capital	649,817	612,098
Accumulated other comprehensive loss	(880)	(219)
Retained earnings	86,399	43,026
Total stockholders’ equity	735,339	654,908
Total liabilities and stockholders’ equity	$831,607	$751,517
See accompanying notes to these consolidated financial statements.

Ellie Mae, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except share and per share amounts)

	Year ended December 31,
	2017	2016	2015
Revenues	$417,042	$360,285	$253,937
Cost of revenues	160,910	120,145	84,208
Gross profit	256,132	240,140	169,729
Operating expenses:
Sales and marketing	65,042	54,704	38,208
Research and development	69,266	58,501	40,451
General and administrative	79,686	71,318	57,212
Total operating expenses	213,994	184,523	135,871
Income from operations	42,138	55,617	33,858
Other income, net	3,256	989	619
Income before income taxes	45,394	56,606	34,477
Income tax provision (benefit)	(7,456)	18,830	12,219
Net income	$52,850	$37,776	$22,258
Net income per share of common stock:
Basic	$1.55	$1.21	$0.76
Diluted	$1.48	$1.15	$0.72
Weighted average common shares used in computing net income per share of common stock:
Basic	34,056,962	31,179,857	29,179,352
Diluted	35,805,524	32,799,785	30,842,584

Net income	$52,850	$37,776	$22,258
Other comprehensive income (loss), net of taxes:
Unrealized gain (loss) on investments	(661)	38	(162)
Comprehensive income	$52,189	$37,814	$22,096

 See accompanying notes to these consolidated financial statements.

Ellie Mae, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balances, December 31, 2014	28,907,147	$3	$242,527	$(95)	$10,449	$252,884
Issuance of common stock under stock incentive plans	1,109,013	—	10,094	—	—	10,094
Shares withheld for employee taxes related to vested restricted stock units	(56,797)	—	(3,552)	—	—	(3,552)
Issuance of common stock under employee stock purchase plan	110,598	—	4,105	—	—	4,105
Stock-based compensation	—	—	25,367	—	—	25,367
Excess tax benefit from stock-based compensation	—	—	11,387	—	—	11,387
Stock repurchase	(503,450)	—	(4,586)	—	(26,944)	(31,530)
Unrealized losses on investments	—	—	—	(162)	—	(162)
Net income	—	—	—	—	22,258	22,258
Balances, December 31, 2015	29,566,511	3	285,342	(257)	5,763	290,851
Issuance of common stock under stock incentive plans	934,234	—	10,573	—	—	10,573
Issuance of common stock in public offering, net of issuance costs	3,162,500	—	271,309	—	—	271,309
Shares withheld for employee taxes related to vested restricted stock units	(71,079)	—	(5,976)	—	—	(5,976)
Issuance of common stock under employee stock purchase plan	101,816	—	6,724	—	—	6,724
Stock-based compensation	—	—	34,302	—	—	34,302
Excess tax benefit from stock-based compensation	—	—	9,974	—	—	9,974
Stock repurchase	(8,333)	—	(150)	—	(513)	(663)
Unrealized gains on investments	—	—	—	38	—	38
Net income	—	—	—	—	37,776	37,776
Balances, December 31, 2016	33,685,649	3	612,098	(219)	43,026	654,908
Issuance of common stock under stock incentive plans	961,448	—	10,208	—	—	10,208
Shares withheld for employee taxes related to vested restricted stock units	(139,235)	—	(13,826)	—	—	(13,826)
Issuance of common stock under employee stock purchase plan	121,010	—	9,098	—	—	9,098
Stock-based compensation	—	—	39,762	—	—	39,762
Stock repurchase	(401,188)	—	(7,523)	—	(27,721)	(35,244)
Excess tax benefits cumulative-effect adjustment resulting from the adoption of ASU 2016-09 (Note 2)	—	—	—	—	18,244	18,244
Unrealized losses on investments	—	—	—	(661)	—	(661)
Net income		—	—	—	52,850	52,850
Balances, December 31, 2017	34,227,684	$3	$649,817	$(880)	$86,399	$735,339
See accompanying notes to these consolidated financial statements.

Ellie Mae, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$52,850	$37,776	$22,258
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,482	20,460	10,842
Amortization of intangible assets	9,515	5,521	5,180
Impairment loss on intangible assets	—	—	562
Legal settlement	—	—	(522)
Stock-based compensation expense	34,467	31,471	24,241
Impairment and loss on sale of property and equipment	—	5	97
Deferred income taxes	(7,849)	7,784	2,255
Amortization (accretion) of investments	(1,704)	1,024	1,033
Changes in operating assets and liabilities:
Accounts receivable, net	(997)	(10,791)	(7,943)
Prepaid expenses and other current assets	(2,622)	(5,334)	1,381
Deposits and other assets	1,088	(3,464)	(1,985)
Accounts payable	4,943	3,678	290
Accrued, other current and other liabilities	(11,750)	17,585	35,079
Deferred revenue	1,798	7,184	5,849
Net cash provided by operating activities	116,221	112,899	98,617
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(28,355)	(25,191)	(24,768)
Acquisition of internal-use software	(59,514)	(35,097)	(27,608)
Proceeds from sale of property and equipment	—	—	58
Purchases of investments	(221,383)	(62,533)	(60,816)
Maturities of investments	99,490	58,223	63,204
Sale of investments	—	20,000	—
Cash paid for acquisitions, net of cash acquired	(119,270)	—	(16,419)
Net cash used in investing activities	(329,032)	(44,598)	(66,349)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capital lease obligations	(619)	(3,827)	(3,745)
Proceeds from issuance of common stock under employee stock plans	19,306	17,297	14,199
Proceeds (payment of issuance costs) relating to common stock issued in public offering, net	(15)	271,379	—
Payments for repurchase of common stock	(35,244)	(663)	(31,530)
Tax payments related to shares withheld for vested restricted stock units	(13,826)	(5,976)	(3,552)
Net cash provided by (used in) financing activities	(30,398)	278,210	(24,628)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(243,209)	346,511	7,640
CASH AND CASH EQUIVALENTS, Beginning of period	380,907	34,396	26,756
CASH AND CASH EQUIVALENTS, End of period	$137,698	$380,907	$34,396

Ellie Mae, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)
(in thousands)

	Year ended December 31,
	2017	2016	2015
Supplemental disclosure of cash flow information:
Cash paid for interest	$515	$294	$133
Cash paid for (refunded from) income taxes	$(1,299)	$267	$104
Supplemental disclosure of non-cash investing and financing activities:
Fixed asset purchases not yet paid	$9,114	$5,945	$3,662
Stock-based compensation capitalized to property and equipment	$5,295	$2,831	$1,126
Acquisition of property and equipment under capital leases	$—	$—	$6,998
See accompanying notes to these consolidated financial statements.

Ellie Mae, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1—Description of Business
Ellie Mae, Inc. (“Ellie Mae” and the “Company”) is a leading cloud-based platform provider for the mortgage finance industry. The Company’s technology solutions enable lenders to originate and close residential mortgage loans. Banks, credit unions and mortgage lenders use the Company’s Encompass® all-in-one mortgage management solution (“Encompass”) to originate and fund mortgages and improve compliance, loan quality, and efficiency.
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
Segment Information
The Company operates in one industry—mortgage-related software and services. The Company’s chief operating decision maker is its chief executive officer, who makes decisions about resource allocation and reviews financial information presented on a consolidated basis. Accordingly, the Company has determined that it has a single reporting segment and operating unit structure, specifically technology-enabled solutions to help streamline and automate the residential mortgage origination process in the United States.
Cash and Cash Equivalents
All highly liquid investments with original maturities of 90 days or less are considered to be cash equivalents. Cash equivalents are recorded at cost, which approximates fair value.
Fair Value Measurement of Financial Instruments
The Company invests excess cash primarily in investment-grade, fixed maturity interest-bearing securities, such as money market accounts, certificates of deposit, commercial paper, corporate bonds, municipal and government agency obligations, and guaranteed obligations of the U.S. government. All of the Company’s investments that have maturities of greater than 90 days are classified as available-for-sale and are carried at fair value. For the Company’s remaining financial instruments, fair value is determined based on quoted market rates when observable or utilizing data points that are observable, such as quoted prices, interest rates, and yield curves. The cost of available-for-sale investments sold is based on the specific identification method. Unrealized gains and losses are reported in stockholders’ equity as accumulated other comprehensive income (loss). Realized gains and losses are included in other income (expense), net. Interest and dividends are included in other income (expense), net when they are earned.

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
Concentration of Credit Risk
The financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments, and accounts receivable. The Company’s cash and cash equivalents are deposited with major financial institutions in the United States. At times, such deposits may be in excess of federally insured limits. Management believes that the Company’s investments in cash equivalents and available-for-sale investments are financially sound. The Company’s accounts receivable are derived from revenue earned from customers located in the United States. The Company had no customers that represented 10% or more of revenues for the years ended December 31, 2017, 2016 and 2015. No customer represented more than 10% of accounts receivable as of December 31, 2017 and 2016.
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
Internal-developed core software is amortized on a straight-line basis over its estimated useful life, generally three to five years. Amortization of product related internal-use software and website applications is typically recorded to cost of revenues, and amortization of other internal-use software and website applications is typically recorded to the operating expense line to which it most closely relates. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. The capitalized costs are included in property and equipment, net in the accompanying consolidated balance sheets. For the years ended December 31, 2017, 2016 and 2015, the Company capitalized software and website application development costs of $64.6 million, $38.5 million and $29.4 million, respectively.
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
Goodwill
The Company records goodwill in a business combination when the consideration paid exceeds the fair value of the identifiable net assets acquired. Goodwill is not amortized but is tested for impairment at least annually, or whenever changes in circumstances indicate that the fair value of a reporting unit is less than its carrying amount, including goodwill. The annual test is performed at the reporting unit level using a fair-value based approach. The Company’s operations are organized as one reporting unit. In testing for a potential impairment of goodwill, the Company first compares the net aggregate carrying value of assets and liabilities to the aggregate estimated fair value of the Company. If estimated fair value is less than carrying value, then potential impairment exists. On January 1, 2017, the Company early adopted Accounting Standards Update (“ASU”) No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). The standard eliminated Step 2 from the goodwill impairment test, which requires a hypothetical purchase price allocation. Impairment is equivalent to any excess of goodwill carrying value over its implied fair value. There were no impairment charges related to goodwill during the years ended December 31, 2017, 2016 and 2015.
The process of evaluating the potential impairment of goodwill requires significant judgment at many points during the analysis, including calculating fair value of the reporting unit based on estimated future cash flows and discount rates to be applied.
Intangible Assets
Intangible assets are stated at cost less accumulated amortization. Intangible assets include developed technology, trade names, customer relationships, and order backlog. Intangible assets with finite lives are amortized on a straight-line basis over the estimated periods of benefit, as follows:

Developed technology	2-8 years
Trade names with finite lives	2-3 years
Customer relationships	4-10 years
Order backlog	1 year
The AllRegs tradename is the only intangible asset with an indefinite useful life. The Company evaluates the remaining useful life of indefinite-lived intangible assets each reporting period to determine whether events and circumstances continue to support an indefinite useful life. The Company tests intangible assets with indefinite lives at least annually or if events or circumstances indicate that such assets might be impaired. If potential impairment exists, the amount of any impairment is calculated by using a discounted cash flow model, which is based on the assumptions the Company believe hypothetical marketplace participants would use. For indefinite-lived intangible assets, other than goodwill, if the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess.
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
Revenue Recognition
The Company generates revenue primarily from transaction-based fees and fees for software and related services, including its annual user conference and fees from professional services. Our revenues are generated from the company-hosted Encompass Software subscriptions that customers access through the Internet. Revenues are also comprised of fees for software services sold both as a subscription and transactionally, including fees based on a per closed loan, or success basis, subject to monthly base fees, which the Company refers to as Success-Based Pricing; Ellie Mae Network fees; education and training, loan product, policy and guideline data and analytics services under the AllRegs brand; and professional services which include consulting, implementation, and training services. Sales taxes assessed by governmental authorities are excluded from revenue.
The Company commences revenue recognition when all of the following conditions are satisfied:
•There is persuasive evidence of an arrangement;
•The service has been or is being provided to the customer;
•The collection of the fees is reasonably assured; and
•The amount of fees to be paid by the customer is fixed or determinable.
The Company also generates revenues from sales of services including subscription services and usage-based fees, transactional services, and professional services.
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
Alternatively, customers can elect to pay on a success basis. Success basis contracts generally have a term of one to five years and are subject to monthly base fees, which enable customers to close loans up to a contractually agreed-to minimum number of transactions, and additional closed loan fees, which are assessed for loans closed in excess of the minimum. Revenues are earned from both base fees and additional closed loan fees as the result of the customer’s usage of Encompass. Monthly base fees are recognized over the respective monthly service period as the subscription services are provided. Additional closed loans fees are recognized when the loans are reported as closed. This offering also includes Encompass Consumer Connect, Encompass Compliance Service, and Encompass Docs Solution as integrated components, which are combined elements of the arrangement that are delivered in conjunction with the Encompass offering and therefore are not accounted for separately.
Services Revenues.  The Company provides a variety of mortgage-related and other business services, including: automated documentation; fraud detection, valuation, validation, and risk analysis; income verification; marketing and customer relationship management; product and pricing; flood zone certifications; website and electronic document management; and compliance reports. Services revenues are recognized upon completion of the services.
Transactional and Other Revenues.  The Company has entered into agreements with various lenders, service providers and certain government-sponsored entities participating in the mortgage origination process that provide them access to, and ability to interoperate with, mortgage originators on the Ellie Mae Network. Under these agreements, the Company earns transaction fees when transactions are processed through the Ellie Mae Network. Transactional and other revenues are recognized upon completion of the services.
Professional Services Revenues.  Professional services revenues are generally recognized upon delivery or completion for fixed price contracts or as the services are rendered for time and material contracts. The majority of the Company’s professional services contracts are on a fixed price basis. Training revenues are recognized as the services are rendered.
Subscriptions to Online Research and Data Resources.  The Company provides mortgage originators and underwriters with access to online databases of various federal and state laws and regulations and forms as well as investor product guidelines. Subscription fees are recognized ratably over the subscription term as subscription services are provided, which is typically one year.
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
The objective of BESP is to determine the price at which the Company would transact a sale if the service was sold on a standalone basis. When establishing BESP, the Company reviews company-specific factors used to determine list price and makes adjustments as appropriate to reflect current market conditions and pricing behavior. The Company’s process for establishing list price includes assessing the cost to provide a particular product or service, surveying customers to determine market expectations, analyzing customer demographics, and taking into account similar products and services historically sold by the Company. The Company continues to review the factors used to establish list price and adjusts BESP as necessary.
Deferred Revenues
Deferred revenues represent billings or payments received in advance of revenue recognition and is recognized as the revenue recognition criteria are met. Balances consist primarily of prepaid subscription services and professional and training services not yet provided as of the balance sheet date. Deferred revenues that will be recognized during the succeeding 12 month period are recorded as current deferred revenues, and the remaining portion is recorded as other long-term liabilities. Long-term deferred revenue at December 31, 2017 and 2016 was not material.
Deferred Commission Expenses
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
During the years ended December 31, 2017, 2016, and 2015, the Company deferred $4.3 million, $4.9 million, and $3.6 million of commission expenses, respectively.
At December 31, 2017 and 2016, $8.5 million and $7.8 million of deferred commission remained on the Company’s consolidated balance sheets, respectively.
Warranties and Indemnification
The Company provides a warranty for its software products and services to its customers and accounts for its warranties as a contingent liability. The Company’s software is generally warranted to perform substantially as described in the associated product documentation and to satisfy defined levels of uptime reliability. The Company’s services are generally warranted to be performed consistent with industry standards. The Company has not provided for a warranty accrual as of December 31, 2017 or 2016. To date, the Company’s product warranty expense has not been significant.
The Company generally agrees to indemnify its customers against legal claims that the Company’s software products infringe certain third-party intellectual property rights and accounts for its indemnification obligations as a contingent liability. In addition, the Company may also incur liability under its contracts if it breaches its warranties as well as certain data security and/or confidentiality obligations. To date, the Company has not been required to make any payment resulting from either infringement claims asserted against its customers or from claims in connection with a breach of the data security and/or confidentiality obligations in the Company’s contracts. The Company has not recorded a liability for related costs as of December 31, 2017 or 2016.
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
Advertising Expenses
The Company expenses advertising costs as incurred. Advertising expenses for the years ended December 31, 2017, 2016 and 2015 were $1.3 million, $1.0 million, and $0.7 million, respectively.
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
The Company estimates potential forfeitures of stock grants and adjust recorded compensation cost accordingly. The estimate of forfeitures is based on historical experience and is adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from the prior estimates. Changes in estimated forfeitures will be recognized in the period of change and will impact the amount of stock-based compensation expense to be recognized in future periods.
Income Taxes
The Company accounts for income taxes under the asset and liability method, which requires the recognition of taxes payable or refundable for the current year, and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. The measurement of current and deferred tax liabilities and assets is based on provisions of the enacted tax law.
The Company operates in various tax jurisdictions and is subject to audit by various tax authorities. The Company recognizes the tax benefit of an uncertain tax position only if it is more likely than not that the position is sustainable upon examination by the taxing authority, based on the technical merits. The tax benefit recognized is measured as the largest amount of benefit which is greater than 50 percent likely to be realized upon settlement with the taxing authority. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in the income tax provision.
Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are more likely than not expected to be realized based on the weighting of positive and negative evidence.  Future realization of deferred tax assets ultimately depends on estimates of future sources of taxable income for the jurisdictions in which the Company operates and the periods over which the deferred tax assets will be realizable. To the extent the Company establishes a valuation allowance or change the valuation allowance in a period, the Company reflects the change with a corresponding increase or decrease to the tax provision in the consolidated statements of operations.
In relation to the Company’s adoption of ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), on January 1, 2017, the Company records excess tax benefits and tax deficiencies as an income tax benefit or expense when stock awards vested or settled and, on a retrospective basis, the excess tax benefits are classified as an operating activity in the Company’s consolidated statements of cash flows.
Comprehensive Income
Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income, specifically unrealized gains (losses) on marketable securities. Except for net realized gain (loss) on investments which was not significant, there were no reclassifications out of accumulated other comprehensive income that affected net income during the years ended December 31, 2017, 2016 and 2015.
Geographical Information
The Company is domiciled in the United States, had no international operations and had minimal sales to customers outside of the United States for the years ended December 31, 2017, 2016 and 2015.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09” or “Topic 606”), as subsequently amended, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This standard requires expanded disclosures about revenue recognition to better communicate the nature, amount, timing, and uncertainty of the Company’s revenue and cash flows, including significant judgments. The standard also provides guidance on the recognition of costs related to obtaining customer contracts. The effective date for public entities is fiscal years beginning after December 15, 2017 and early adoption is allowed. The Company adopted the new standard as of January 1, 2018. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method).
The Company will adopt the standard using the modified retrospective method and is in the process of finalizing the evaluation of the new standard on its accounting policies, processes, and systems including impacts from guidance issued by the FASB Transition Resource Group. The Company has assigned internal resources, engaged a third-party service provider, is in the process of updating its systems and is currently evaluating the quantitative impact to its financial statements.

The Company expects an impact to its Encompass subscription and professional services revenue streams due to the removal of the current limitation on contingent revenue, which may affect the timing and allocation of revenue being recognized for certain contracts, and is in the process of finalizing this evaluation.
The Company has also identified potential impacts to the costs to obtain customer contracts, which is primarily comprised of sales commissions and the related fringe benefits associated with non-cancelable contracts. The Company is evaluating the quantitative impact of capitalizing the costs to obtain and the costs to fulfill open contracts. The Company expects to capitalize certain costs that are expensed under the current standard, and the Company expects an increase in the amortization period over which the capitalized costs will be recognized. The Company is in the process of finalizing the evaluation of the expected period of benefit under ASU 2014-09.
The Company is in the process of finalizing the impact evaluation of the new standard, as subsequently amended, together with the implementation of new accounting systems and processes, which will significantly change the Company’s internal controls over revenue recognition.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is not permitted. The Company adopted the new standard as of January 1, 2018 and it did not have a material impact on its consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), as subsequently amended, which requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The standard is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The Company currently does not intend to early adopt and is evaluating the impact of this accounting standard update on its consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), which provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. ASU 2017-09 is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The Company adopted the new standard as of January 1, 2018 and it did not have a material impact on its consolidated financial statements.
Standards Adopted
In March 2016, the FASB issued ASU 2016-09, which simplifies and makes several modifications to Topic 718 related to the accounting for share-based payment transactions. The standard requires companies to record excess tax benefits and tax deficiencies as income tax benefit or expense in the income statement when stock awards vest or are settled. This change is required to be applied prospectively. The standard also allows the employer tax withholding on share-based compensation to increase (up to the employee’s maximum statutory rates) without triggering liability accounting and provides an accounting policy election to allow the recognition of forfeitures when they are incurred. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, and early adoption is permitted. The Company has adopted the standard as of January 1, 2017. Upon adoption, the Company recognized the previously unrecognized excess tax benefits using the modified retrospective transition method, which resulted in a cumulative-effect adjustment of $18.2 million to retained earnings as of the beginning of the period. The Company previously reported an adjustment of $14.5 million in its beginning retained earnings for the period ending March 31, 2017, and has corrected this amount as of the beginning of the period in the accompanying consolidated financial statements, as the Company identified an incorrect calculation in the previously reported amount. The correction also has the effect of reducing the Company’s Other long-term liabilities by $2.4 million and increasing Deposits and other assets by $1.3 million. The Company also elected to continue estimating forfeitures and has also elected to apply the change in presentation to the statements of cash flows retrospectively. This resulted in a $10.2 million and $11.4 million increase in net cash provided by operating activities and a corresponding $10.2 million and $11.4 million decrease in net cash provided by (used in) financing activities for the years ended December 31, 2016 and 2015, respectively, from previously reported amounts.
In January 2017, the FASB issued ASU 2017-04. The standard eliminates Step 2 from the goodwill impairment test, which requires a hypothetical purchase price allocation. The Company will continue to have the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The standard is effective for interim and annual periods beginning after December 15, 2019 and early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The standard should be applied on a prospective basis. The Company elected to early adopt the standard as of January 1, 2017. The adoption did not have an impact to the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This standard clarifies the definition of a business and is intended to help companies evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The standard is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted under certain circumstances. The standard should be applied prospectively as of the beginning of the period of adoption. The Company elected to early adopt the standard on April 1, 2017. The adoption did not have an impact to the Company’s consolidated financial statements.
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
The components of net income per share of common stock were as follows:

	Year ended December 31,
	2017	2016	2015
	(in thousands, except share and per share amounts)
Net income	$52,850	$37,776	$22,258

Weighted average common shares outstanding used to compute basic net income per share	34,056,962	31,179,857	29,179,352
Effect of potentially dilutive securities:
Employee stock options, RSUs, performance-vesting RSUs, Performance Awards and ESPP shares	1,748,562	1,619,928	1,663,232
Weighted average common shares outstanding used to compute diluted net income per share	35,805,524	32,799,785	30,842,584
Net income per share:
Basic	$1.55	$1.21	$0.76
Diluted	$1.48	$1.15	$0.72
The following potential weighted average common shares were excluded from the computation of diluted net income per share, as their effect would have been anti-dilutive:

	Year ended December 31,
	2017	2016	2015
Employee stock options and awards	212,257	48,374	225,122
Performance-vesting RSUs and Performance Awards are included in the diluted shares outstanding for each period if the established performance criteria have been met at the end of the respective periods. However, if none of the required performance criteria have been met for such awards, the Company includes the number of shares that would be issuable if the end of the reporting period were the end of the contingency period. Accordingly, in addition to the employee stock options and awards noted above, 15,954 and 20,304 shares underlying performance-vesting RSUs and Performance Awards were excluded from the dilutive shares outstanding for the years ended December 31, 2017 and 2016, respectively. No shares were excluded from the dilutive shares outstanding for the year ended December 31, 2015.
NOTE 4—Financial Instruments and Fair Value Measurement
As of December 31, 2017 and 2016, the Company’s cash, cash equivalents and investments were primarily comprised of cash and investment-grade, fixed maturity interest-bearing debt securities, such as money market funds, certificates of deposit, commercial paper, corporate bonds, municipal and government agency obligations, and guaranteed obligations of the United States government. Cash equivalents and investments are recorded at fair value. All investments are considered available for sale.

The following table summarizes cash and investments in financial instruments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy by investment type:

	December 31, 2017				December 31, 2016(1)
	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying or Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying or Fair Value
	(in thousands)				(in thousands)
Cash	$119,035	$—	$—	$119,035	$76,538	$—	$—	$76,538
Level 1:
Money market funds	3,623	—	—	3,623	2,733	—	—	2,733
U.S. government and government agency obligations	52,255	—	(266)	51,989	156,240	2	(3)	156,239
	174,913	—	(266)	174,647	235,511	2	(3)	235,510
Level 2:
Corporate notes and obligations	81,062	—	(304)	80,758	28,978	1	(87)	28,892
Certificates of deposit	6,527	2	—	6,529	12,094	13	(19)	12,088
Municipal obligations	10,274	—	(46)	10,228	11,422	1	(62)	11,361
U.S. government and government agency obligations	76,510	—	(266)	76,244	180,893	14	(79)	180,828
Total financial instruments	349,286	2	(882)	348,406	468,898	31	(250)	468,679
Less investments	211,588	2	(882)	210,708	87,996	23	(247)	87,772
Cash and cash equivalents	$137,698	$—	$—	$137,698	$380,902	$8	$(3)	$380,907
________________
(1) Certain reclassifications of prior period amounts have been made to conform to the current period presentation, such reclassification did not materially change previously reported consolidated financial statements.
As of December 31, 2017 and 2016, the Company did not have any assets or liabilities that were valued using Level 3 inputs. For the years ended December 31, 2017, 2016 and 2015, there were no transfers of financial instruments between the levels.
For the years ended December 31, 2017, 2016 and 2015, the Company recognized interest income from financial instruments of $3.3 million, $1.1 million and $0.7 million, respectively. Gross realized gains and gross realized losses from the sale of investments were not significant during the years ended December 31, 2017, 2016 and 2015.

The following table shows the gross unrealized losses and the related fair values of the Company’s investments that have been in a continuous unrealized loss position. The Company did not identify any investments as other-than-temporarily impaired at December 31, 2017 or December 31, 2016 based on its evaluation of available evidence, such as whether it is the Company’s intent to hold an investment to its contractual maturity date and whether it is more likely than not that the Company will be required to sell the investment before recovery of the investment’s amortized basis. The Company typically expects to receive the full principal and interest on its investments.

	December 31, 2017
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Corporate notes and obligations	$62,099	$(253)	$7,574	$(51)	$69,673	$(304)
Certificates of deposit	482	—	1,348	—	1,830	—
U.S. government, government agency, and municipal obligations	119,456	(492)	13,070	(86)	132,526	(578)
Total	$182,037	$(745)	$21,992	$(137)	$204,029	$(882)

	December 31, 2016
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Corporate notes and obligations	$26,076	$(87)	$—	$—	$26,076	$(87)
Certificates of deposit	5,651	(19)	—	—	5,651	(19)
U.S. government, government agency, and municipal obligations	180,138	(144)	385	—	180,523	(144)
Total	$211,865	$(250)	$385	$—	$212,250	$(250)
The following table summarizes the contractual maturities of the Company’s investments at December 31, 2017:

	Amortized Cost	Carrying or Fair Value
	(in thousands)
Due within one year	$103,508	$103,345
Due after one year through three years (1)	108,080	107,363
Total	$211,588	$210,708
________________
(1) Maximum maturity of individual investments is three years.
Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.
NOTE 5—Acquisitions
Velocify, Inc.
On October 2, 2017, the Company acquired the outstanding stock of Velocify, Inc. (“Velocify”), a leading cloud-based sales engagement platform that provides customers the capabilities to generate and manage leads and customer relationships. The Company acquired the Velocify business in order to add functionality to its product offerings, including lead management, engagement and distribution capabilities. The transaction was accounted for as a business combination and, accordingly, the total purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values.
The total purchase consideration was approximately $130.0 million in cash, of which $16.0 million was placed in escrow to cover closing capital settlement adjustments and any indemnity claims, and any amount remaining in escrow 18 months after the date of acquisition will be paid to the seller.

The allocation of the purchase consideration to the identifiable tangible and intangible assets acquired and liabilities assumed under the purchase method of accounting, based on their estimated fair values as of the acquisition date, is summarized in the following table (in thousands):

Cash and cash equivalents	$10,686
Other assets	3,510
Property and equipment	843
Identifiable intangible assets	73,100
Current liabilities	(5,280)
Deferred tax liability	(21,206)
Deferred revenue	(1,600)
Goodwill	69,904
Total purchase consideration	$129,957
The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The fair values assigned to tangible assets acquired, liabilities assumed and identifiable intangible assets are based on management’s estimates and assumptions. The deferred tax liability was primarily a result of the difference in the book basis and tax basis related to the identifiable intangible assets. The preliminary estimated fair values of assets acquired and liabilities assumed, including current and noncurrent income taxes payable, deferred taxes, and certain identifiable intangible assets, may be subject to change as additional information is received and certain tax returns are finalized. Thus, the provisional measurements of fair value set forth above are subject to change. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition.

	Fair Value	Useful Life
	(in thousands)	(in years)
Developed technology	$42,000	8.0
Customer relationships	15,500	10.0
Order backlog	14,000	1.0
Trade name	1,600	3.0
Identifiable intangible assets	$73,100
Developed technology consists of the technology underlying Velocify’s existing products and the Company expects to incorporate it into our Encompass product in the future. Customer relationships represents the fair values of the underlying relationships with Velocify’s customers. Order backlog represents estimated net discounted future cash flows associated with service contracts that were outstanding as of the acquisition date and expected to be completed within one year. Trade name represents the right to use the Velocify trade name over a useful life of three years. The goodwill balance is not deductible for tax purposes.
NOTE 6—Goodwill and Intangible Assets
Goodwill
The Company completed its annual goodwill impairment tests during the fourth quarter of 2017, 2016 and 2015 and determined that goodwill was not impaired.
The change in the carrying value of goodwill during the period ended December 31, 2017 was as follows (in thousands):

Balance at December 31, 2015	$74,547
No changes	—
Balance at December 31, 2016	74,547
Addition: Velocify acquisition	69,904
Balance at December 31, 2017	$144,451

Intangible Assets
Intangible assets, net, consisted of the following:

	December 31, 2017
	Gross carrying amount	Accumulated amortization	Net intangibles	Weighted Average Remaining Useful Life
	(in thousands)			(in years)
Assets subject to amortization:
Developed technology	$53,535	$(10,810)	$42,725	7.5
Trade names	1,931	(464)	1,467	2.8
Customer relationships	34,900	(13,050)	21,850	7.7
Order backlog	14,370	(3,577)	10,793	0.8
Total assets subject to amortization	104,736	(27,901)	76,835	6.5
Assets not subject to amortization:
Trade name	4,039	—	4,039
Total intangible assets	$108,775	$(27,901)	$80,874

	December 31, 2016
	Gross carrying amount	Accumulated amortization	Net intangibles	Weighted Average Remaining Useful Life
	(in thousands)			(in years)
Assets subject to amortization:
Developed technology	$11,535	$(8,183)	$3,352	2.7
Trade names	331	(331)	—	0.0
Customer relationships	19,400	(9,762)	9,638	4.0
Order backlog	370	(110)	260	2.8
Total assets subject to amortization	31,636	(18,386)	13,250	3.6
Assets not subject to amortization:
Trade name	4,039	—	4,039
Total intangible assets	$35,675	$(18,386)	$17,289
Amortization expense associated with intangible assets was $9.5 million, $5.5 million and $5.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Minimum future amortization expense for intangible assets at December 31, 2017 was as follows (in thousands):

2018	$20,951
2019	10,549
2020	9,028
2021	7,164
2022	7,105
Thereafter	22,038
$76,835

NOTE 7—Other Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	December 31,
	2017	2016
	(in thousands)
Prepaid expenses	$13,494	$11,568
Deferred commissions, current portion	3,533	2,761
Other current assets	1,447	880
	$18,474	$15,209
Property and Equipment, net
Property and equipment, net, consisted of the following:

	December 31,
	2017	2016
	(in thousands)
Computer equipment and software	$67,068	$54,029
Internal-use software(1)	108,710	62,573
Furniture and fixtures	8,311	6,838
Leasehold improvements	27,356	18,532
Internal-use software and other assets not yet placed in service	52,659	33,316
Property and equipment, gross	264,104	175,288
Accumulated depreciation and amortization	(77,113)	(48,991)
Property and equipment, net	$186,991	$126,297
________________
(1) Certain reclassifications of prior period amounts have been made to conform to the current period presentation, such reclassification did not materially change previously reported consolidated financial statements.
At December 31, 2017 and 2016, the Company had unamortized internal-use software costs of $124.4 million and $77.2 million, respectively. Amortization of internal-use software for the years ended December 31, 2017, 2016, and 2015 was $17.7 million, $8.3 million, and $2.4 million, respectively.
Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $36.5 million, $20.5 million, and $10.8 million, respectively. These amounts include amortization of assets under capital leases of $2.8 million, $3.2 million, and $2.5 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	December 31,
	2017	2016
	(in thousands)
Accrued payroll and related expenses	$18,018	$31,848
Accrued commissions	1,480	1,832
Accrued royalties	1,630	1,395
Sales and other taxes	1,737	2,327
Other accrued expenses(1)	3,323	2,407
	$26,188	$39,809
________________
(1) Certain reclassifications of prior period amounts have been made to conform to the current period presentation, such reclassification did not materially change previously reported consolidated financial statements.
Deferred Revenue
Deferred revenues consisted of the following:

	December 31,
	2017	2016
	(in thousands)
Professional services and training	$11,350	$10,729
Subscriptions	10,565	8,419
Other	4,772	4,140
Total	26,687	23,288
Less portion included in other long-term liabilities	(400)	(162)
	$26,287	$23,126
Other Long-Term Liabilities
Other long-term liabilities consisted of the following:

	December 31,
	2017	2016
	(in thousands)
Deferred revenue	$400	$162
Deferred rent	13,443	9,512
Deferred tax liability	4,963	5,564
Other long-term liabilities(1)	74	2,494
	$18,880	$17,732
________________
(1) Certain reclassifications of prior period amounts have been made to conform to the current period presentation, such reclassification did not materially change previously reported consolidated financial statements.

NOTE 8—Income Taxes
The components of the provision for income taxes were as follows:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Current
Federal	$156	$9,428	$8,070
State	305	1,664	1,894
	461	11,092	9,964
Deferred
Federal	(11,793)	7,124	1,899
State	3,876	614	356
	(7,917)	7,738	2,255
Income tax provision (benefit)	$(7,456)	$18,830	$12,219
The provision for income taxes differed from the amount of income taxes determined by applying the U.S. statutory federal income tax rate as follows:

	Year ended December 31,
	2017	2016	2015
Tax at federal statutory rate	35%	35%	35%
State taxes, net of federal benefit	7	4	5
Excess tax benefits related to stock-based compensation(1)	(35)	1	1
Research and development tax credits	(12)	(6)	(7)
Re-measurement of net deferred tax liabilities arising from The Tax Act	(19)	—	—
Other non-deductible items(2)	4	—	1
Other	4	(1)	—
Income tax provision (benefit)	(16)%	33%	35%
________________
(1) In 2017, due to the adoption of ASU 2016-09, the excess tax benefits resulted from the vesting or the settlement of the stock awards were recorded in the tax provision.
(2) Certain reclassifications of prior period amounts have been made to conform to the current period presentation, such reclassification did not materially change previously reported consolidated financial statements.

The components of net deferred tax assets (liabilities) were as follows:

	December 31,
	2017	2016
	(in thousands)
Deferred tax assets
Research and development credits	$29,461	$5,089
Stock-based compensation	8,765	12,551
Reserves and accruals	5,894	11,896
Net operating loss carryforwards	16,422	—
Total deferred tax assets	60,542	29,536
Valuation allowance	(11,908)	(5,089)
Total deferred tax assets, net of valuation allowance	48,634	24,447

Deferred tax liabilities
Depreciation and amortization	(50,360)	(28,749)
Book/tax basis in acquired assets	(1,360)	(1,262)
Total deferred tax liabilities	(51,720)	(30,011)
Net deferred tax liabilities	$(3,086)	$(5,564)
The Company continues to maintain a valuation allowance against the deferred tax assets related to certain state research and development tax credits, the realization of which is uncertain as the Company expects to generate additional credits at a faster rate than it is able to utilize them. The valuation allowance increased by $6.8 million, $1.2 million and $1.0 million in 2017, 2016 and 2015, respectively.
As of December 31, 2017, the Company had federal net operating loss (“NOL”) carryforwards of $68.7 million, available to reduce future taxable income and $38.6 million of state NOL carryforwards. These federal and state NOL carryforwards will begin to expire commencing 2021 and 2018, respectively.
As of December 31, 2017, the Company also had federal and state research and development tax credit carryforwards of $22.0 million and $20.3 million, respectively. The federal tax credit carryforwards begin to expire commencing in 2020. The state tax credit carryforwards may be carried forward indefinitely.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“The Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code. Changes impacting the Company include, but are not limited to, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be realized; (3) creating a new limitation on deductible interest expense; (4) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; (5) bonus depreciation that will allow for full expensing of qualified property; (6) the repeal of the domestic production activity deduction; and (7) limitations on the deductibility of certain executive compensation.
The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of The Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from The Tax Act enactment date for companies to complete the accounting under FASB Accounting Standards Board (“ASC”) 740, Income Taxes (“ASC 740”). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of The Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of The Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of The Tax Act.
As of December 31, 2017, the Company has not completed its accounting for the income tax effects of certain elements of The Tax Act. However, in connection with the initial analysis, the Company recorded a provisional net tax benefit based on reasonable estimates for those tax effects. The provisional net tax benefit is subject to revisions as the Company completes the analysis of The Tax Act, collects and prepares necessary data, finalizes the Velocify purchase accounting, and interprets any additional guidance issued by the U.S. Treasury Department, Internal Revenue Service (“IRS”) and FASB. Adjustments may materially impact the provision for income taxes and effective tax rate in the period in which the adjustments are made. The accounting for the tax effects of The Tax Act will be completed during the measurement period.

The accounting for the following elements of The Tax Act is incomplete. However, the Company is able to make reasonable estimates of certain effects and, therefore, recorded provisional adjustments as follows:

•
The Tax Act reduces the corporate tax rate to 21 percent, effective January 1, 2018. Consequently, the Company has recorded a decrease related to net deferred tax liabilities of $8.6 million, with a corresponding net adjustment to the deferred income tax benefit of $8.6 million for the year ended December 31, 2017.

•
The Tax Act creates a new limitation on the deductibility of certain executive compensation and removes the exceptions for performance-based compensation. However, The Tax Act grants a “transition rule” to compensation stemming from written binding contracts entered on or before November 2, 2017. The Company estimated the tax adjustment related to the “transition rule” is immaterial.

Unrecognized Tax Benefits
At December 31, 2017, the Company had $10.0 million of cumulative unrecognized tax benefits. If the benefits were to be recognized, $5.5 million would affect the effective tax rate and $4.5 million would reverse the valuation allowance against the deferred tax assets. The Company does not expect a significant change to its unrecognized tax benefits over the next twelve months.
A reconciliation of the beginning and ending balance of gross unrecognized tax benefits is as follows for the periods indicated:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Beginning balance	$4,634	$3,440	$2,408
Additions based on tax positions related to the current year	5,420	1,334	1,023
Additions (reductions) based on tax positions related to prior years including acquisitions	(26)	(140)	9
Ending balance	$10,028	$4,634	$3,440
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
The Company has a policy to classify accrued interest and penalties associated with uncertain tax positions together with the related liability, and the expenses incurred related to such accruals are included in the provision for income taxes. The Company did not incur any interest expense or penalties associated with unrecognized tax benefits during the years ended December 31, 2017, 2016 and 2015.
NOTE 9—Commitments and Contingencies
Leases
As of December 31, 2017, the Company leased nine facilities under operating lease arrangements. The lease expiration dates range from September 2019 to December 2025. Certain leases contain escalation clauses calling for increased rents. The Company recognizes rent expense on a straight-line basis over the lease period and has recorded deferred rent for the difference between rent payments and rent expense recognized. Rent expense was $7.9 million, $5.4 million, and $4.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Future minimum lease payments under non-cancelable operating and capital leases at December 31, 2017 consisted of the following:

	Capital Leases	Operating Leases
	(in thousands)
2018	$87	$11,718
2019	—	12,349
2020	—	12,025
2021	—	11,306
2022	—	11,484
Thereafter	—	34,363
Total minimum lease payments	87	$93,245
Less amount representing interest	(2)
Present value of minimum lease payments	85
Less current portion	(85)
Long-term portion of lease obligations	$—
Purchase Commitments
Commitments for the purchase of services, licenses of third-party software, and construction commitments totaled $66.6 million at December 31, 2017 and are to be paid as follows: $39.7 million in 2018, $25.1 million in 2019 and $1.8 million in 2020.
Legal Proceedings
On December 1, 2017, a pension fund and stockholder purporting to act on the Company’s behalf filed a derivative lawsuit in the Superior Court of California for the County of Alameda, captioned United Association of Plumbers and Pipefitters, Journeymen, Local #38 Defined Benefit Pension Plan v. Jonathan H. Corr, et al. (Case No. RG17884445). The lawsuit purports to assert claims against certain of the Company’s officers and directors for insider trading under California law, breach of fiduciary duty, corporate waste, and unjust enrichment based on allegations that: (1) the Company overstated its financial prospects in public filings between February 10, 2017 and July 27, 2017; and (2) certain of the Company’s officers and directors sold shares during this same period. Plaintiff seeks unspecified monetary damages, attorneys’ fees and costs, as well as certain changes to the Company’s corporate governance and internal procedures.  Our demurrer to plaintiff’s complaint was filed on February 15, 2018. At this time, the Company is unable to estimate a probable loss for this matter, if any, and accordingly has not accrued for any amount.
In addition, from time to time, the Company is involved in litigation that it believes is of the type common to companies engaged in the Company’s line of business, including commercial and employment disputes. As of the date of this Annual Report on Form 10-K, the Company is not involved in any other pending legal proceedings whose outcome the Company expects to have a material adverse effect on its financial position, results of operations or cash flows. However, litigation is unpredictable and excessive verdicts, both in the form of monetary damages and injunctions, could occur. In the future, litigation could result in substantial costs and diversion of resources and the Company could incur judgments or enter into settlements of claims that could have a material adverse effect on its business.
NOTE 10—Stockholders' Equity
Common Stock
The amended and restated certificate of incorporation of the Company authorizes 140,000,000 shares of common stock, $0.0001 par value per share and 10,000,000 shares of undesignated preferred stock, $0.0001 par value per share.

The following number of shares of common stock were reserved and available for future issuance at December 31, 2017:

Reserved Shares
Options and awards granted and outstanding under stock incentive plans	2,909,953
Shares available for future grant under the stock incentive plans	5,140,367
Shares available under the employee stock purchase plan	1,614,689
Total	9,665,009
Stock Offering
In August 2016, the Company completed a public offering of common stock and sold a total of 3,162,500 shares of its common stock for total cash proceeds of approximately $271.4 million, net of underwriting discounts, and offering costs and expenses of approximately $13.2 million.
Stock Repurchase Program
In May 2014, the Company’s board of directors approved a repurchase program which the Company is authorized to repurchase up to $75.0 million of its common stock over a 36-month period. All shares are retired upon repurchase. This program ended in May 2017 and the Company did not repurchase any shares in 2017 under this program.
In August 2017, the Company’s audit committee, under the authority delegated to it by the Company’s board of directors, approved a new stock repurchase program under which the Company is authorized to repurchase up to $250.0 million of its common stock. This authorization expires in August 2020. All shares are retired upon repurchase.
The Company repurchased the following shares of common stock under its repurchase programs:

	Shares Repurchased	Weighted Average Purchase Price per Share	Total Amount
			(in thousands)
Year Ended 2017	401,188	$87.85	$35,244
Year Ended 2016	8,333	$79.62	$663
Year Ended 2015	503,450	$62.63	$31,530
NOTE 11—Share-based Compensation
The Company recognized stock-based compensation expense related to awards granted under the 2009 Plan, the 2011 Plan, and ESPP.
2009 Stock Option and Incentive Plan and 2011 Equity Incentive Award Plan
Stock Options
In March 2011, the Company adopted the 2011 Plan, which was approved by the Company’s stockholders on March 24, 2011. Under the 2011 Plan, 2,666,666 shares of the Company’s common stock were initially reserved. Any shares of common stock that were available for issuance under prior plans, including the 2009 Plan, were transferred to the 2011 Plan. As of December 31, 2017, the Company had 987,657 shares of its common stock previously available for issuance under the 2009 Plan available for issuance under the 2011 Plan. The majority of stock options issued under the plan have a maximum contractual term of ten years, the options generally vest over a four-year period.
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

The following table summarizes the Company’s stock option activity under the 2009 Plan and 2011 Plan:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2014	3,050,301	$17.41
Granted	385,776	$55.30
Exercised	(822,133)	$12.28
Forfeited or expired	(98,615)	$30.12
Outstanding at December 31, 2015	2,515,329	$24.40
Granted	14,506	$59.78
Exercised	(584,807)	$18.08
Forfeited or expired	(59,696)	$37.94
Outstanding at December 31, 2016	1,885,332	$26.21
Granted	6,601	$94.66
Exercised	(432,341)	$23.61
Forfeited or expired	(23,561)	$40.94
Outstanding at December 31, 2017	1,436,031	$27.06	5.43	$89,554
Ending vested and expected to vest at December 31, 2017	1,431,645	$26.98	5.42	$89,393
Exercisable at December 31, 2017	1,250,119	$24.05	5.18	$81,700
The aggregate intrinsic value of the stock options outstanding at December 31, 2017 based on the Company’s closing stock price of $89.40 is presented above. Intrinsic value of an option is the difference between the fair value of the Company’s common stock at the time of exercise and the exercise price to be paid. Options outstanding that are expected to vest are net of estimated future forfeitures. For the majority of stock options outstanding, the options vest over a four-year period and have a maximum contractual term of ten years.
Following is additional information pertaining to the Company’s stock option activity:

	Year ended December 31,
	2017	2016	2015
	(in thousands except for per option data)
Weighted average fair value per option granted	$45.44	$27.57	$26.13
Grant-date fair value of options vested	$4,994	$8,577	$8,285
Intrinsic value of options exercised	$31,621	$39,040	$38,971
Proceeds received from options exercised	$10,208	$10,573	$10,094
As of December 31, 2017, total unrecognized stock-based compensation expense related to unvested stock options, adjusted for estimated forfeitures, was $3.8 million and is expected to be recognized over a weighted average period of 1.10 years.
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
Performance Awards and performance-vesting RSUs are granted to certain executives under the 2011 Plan, which represent common stock potentially issuable in the future. Performance stock awards and units vest over a four-year period and the number of shares to be awarded is determined based on the achievement of specific performance goals. Based on the extent to which the targets are achieved at the end of the performance period, vested shares may range from 0 percent to 200 percent of the target award amount. The fair value of performance stock awards and units is determined by the grant date market price of the Company's common stock, and the compensation expense associated with nonvested performance stock awards and units is recognized over the requisite service period and is dependent on the Company's periodic assessment of the probability of the targets being achieved and its estimate of the number of shares that will ultimately be issued. During the fiscal years ended December 31, 2017, 2016 and 2015, the Company recognized $5.8 million, $8.3 million, and $7.4 million of compensation expense, respectively, related to these performance stock awards and units.
In October 2015, in connection with the acquisition of Mortgage Returns, LLC (“Mortgage Returns”), the Company agreed to grant up to 29,006 of performance-vesting RSUs for a total value of $2.0 million to the former Chief Executive Officer of Mortgage Returns. The performance-vesting RSUs granted represent the right to receive shares of the Company’s common stock upon achievement of certain performance criteria and a service requirement during the performance period of October 23, 2015 through October 23, 2019. The performance-vesting RSUs will vest annually based on the achievement of the performance criteria and the service requirement. In December 2016, a modification was made to a performance criteria of the award to align certain performance metrics to the Company’s targets. The modification resulted in an incremental value of approximately $0.2 million that will be recognized over the remaining requisite period; dependent on the Company’s periodic assessment of the probability of achievement.
The following table summarizes the Company’s RSU, Performance Award and performance-vesting RSU activity:

	RSUs		Performance Awards and performance-vesting RSUs
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2014	585,858	$27.20	485,177	$25.61
Granted	401,158	$62.62	205,816	$47.18
Released	(179,530)	$25.97	(182,711)	$24.69
Forfeited or expired	(58,798)	$39.40	—	$—
Outstanding at December 31, 2015	748,688	$45.52	508,282	$34.68
Granted	598,390	$78.39	151,540	$61.69
Released	(240,386)	$42.48	(239,120)	$29.34
Forfeited or expired	(81,577)	$57.50	(13,052)	$68.19
Outstanding at December 31, 2016	1,025,115	$64.47	407,650	$46.77
Granted	651,936	$97.73	43,414	$94.66
Released	(355,045)	$57.37	(150,727)	$40.73
Forfeited or expired	(142,548)	$82.25	(5,873)	$84.86
Outstanding at December 31, 2017	1,179,458	$82.84	294,464	$56.17
Ending vested and expected to vest at December 31, 2017	1,034,136		294,463
RSUs, performance-vesting RSUs and Performance Awards that are expected to vest are presented net of estimated future forfeitures. RSUs released during the years ended December 31, 2017 and 2016 had an aggregate intrinsic value of $36.0 million and $20.1 million, respectively, and an aggregate grant-date fair value of $20.4 million and $10.2 million, respectively. Performance-vesting RSUs and Performance Awards released during the years ended December 31, 2017 and 2016 had an aggregate intrinsic value of $14.2 million and $21.8 million, respectively, and an aggregate grant-date fair value of $6.1 million and $7.0 million, respectively. The number of RSUs released includes shares that the Company withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.
As of December 31, 2017, total unrecognized compensation expense related to unvested RSUs, performance-vesting RSUs and Performance Awards was $72.1 million and is expected to be recognized over a weighted average period of 2.46 years.
Executive Incentive Plan
On March 14, 2016, the Compensation Committee adopted the Ellie Mae, Inc. Executive Incentive Plan (the “Executive Incentive Plan”). The Executive Incentive Plan was approved by the Company’s stockholders on May 25, 2016. The Executive Incentive Plan has a term of five years from the date of approval by the stockholders, expiring May 25, 2021, and may be terminated, amended or suspended by the Compensation Committee at any prior time, and may also be reinstated. The Company issued cash bonus and performance-based equity awards under the Executive Incentive Plan to the Company’s executive officers in 2017.

Shares underlying equity awards from the Executive Incentive Plan are issued from the Company’s 2011 Plan. The equity awards have the following limitations:
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
Due to changes in the deductibility of executive compensation under The Tax Act, the Company is currently evaluating whether future cash bonus and performance-based equity awards will continue to be issued under the Executive Incentive Plan.
Employee Stock Purchase Plan
Under the ESPP, qualified employees are permitted to purchase the Company’s common stock at 85% of the fair market value of the common stock as of the commencement date of the offering period or as of the specified purchase date, whichever is lower. The ESPP is deemed compensatory and stock-based compensation is recognized in accordance with ASC 718, Stock Compensation. The ESPP is designed to allow eligible employees to purchase shares of common stock, at semi-annual intervals, with their accumulated payroll deductions.
The weighted-average grant-date fair value of awards issued pursuant to the ESPP during the years ended December 31, 2017, 2016, and 2015 were $23.01, $24.11, and $16.12 per share, respectively.
For the years ended December 31, 2017, 2016 and 2015, employees purchased 121,010, 101,816, and 110,598 shares under the ESPP for a total of $9.1 million, $6.7 million, and $4.1 million, respectively. As of December 31, 2017, unrecognized compensation cost related to the current ESPP period which ends on February 28, 2018 was approximately $0.5 million and is expected to be recognized over the next 2 months.
Valuation Information
The fair value of stock options and stock purchase rights granted under the 2009 Plan, the 2011 Plan and the ESPP were estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	Year ended December 31,
	2017	2016	2015
Stock option plans:
Risk-free interest rate	2.04%	1.38%	1.50-1.96%
Expected life of options (in years)	6.08	6.08	5.00-6.08
Expected dividend yield	—%	—%	—%
Volatility	48%	47%	48-49%
Employee Stock Purchase Plan:
Risk-free interest rate	0.46-0.69%	0.46-0.48%	0.13-0.24%
Expected life of options (in years)	0.5	0.5	0.5
Expected dividend yield	—%	—%	—%
Volatility	33-37%	33-49%	35-44%
The Company uses the simplified method to estimate the expected term of options granted by taking the average of the vesting term and the contractual term of the option. The Company estimated its future stock price volatility considering its historical volatility calculations. The risk-free interest rate used was the Federal Reserve Bank’s constant maturities interest rate commensurate with the expected life of the options. The expected dividend yield was zero, as the Company does not anticipate paying a dividend within the relevant time frame.

Stock-Based Compensation Expense
Total stock-based compensation expense recognized by the Company consisted of:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Stock-based compensation by category of expense:
Cost of revenues	$6,786	$4,835	$3,218
Sales and marketing	5,223	4,429	2,752
Research and development	8,281	7,296	5,431
General and administrative	14,177	14,911	12,840
	$34,467	$31,471	$24,241
The Company capitalized $5.3 million, $2.8 million, and $1.1 million of stock compensation costs as software and website application development costs for the years ended December 31, 2017, 2016, and 2015, respectively.
NOTE 12—Employee Benefit Plan
The Company offers a qualified 401(k) defined contribution plan to substantially all of the Company’s employees. Eligible employees may contribute up to the annual amount allowed pursuant to the Internal Revenue Code. In the years ended December 31, 2017, 2016 and 2015, the Company matched 50% of each dollar of employee contribution, up to a maximum match of three percent of the employee’s compensation. The Company’s contributions to the 401(k) plan for the years ended December 31, 2017, 2016 and 2015 were $3.9 million, $2.8 million, and $2.0 million, respectively, which were recognized as expense in the consolidated statements of comprehensive income.
NOTE 13—Quarterly Results of Operations Data (Unaudited)

	Three months ended
	Dec 31, 2017	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017	Dec 31, 2016	Sep 30, 2016	Jun 30, 2016	Mar 31, 2016
	(in thousands, except per share amounts)
Revenues	$112,886	$107,029	$104,125	$93,002	$96,181	$100,381	$90,098	$73,625
Gross profit	$64,614	$67,426	$65,858	$58,234	$63,338	$68,163	$61,645	$46,994
Income before income taxes	$3,417	$18,984	$17,987	$5,006	$14,766	$21,272	$16,846	$3,722
Net income	$9,909	$14,519	$18,823	$9,599	$10,902	$13,780	$10,588	$2,506
Net income per share, basic	$0.29	$0.42	$0.55	$0.28	$0.33	$0.43	$0.36	$0.09
Net income per share, diluted	$0.28	$0.41	$0.52	$0.27	$0.31	$0.41	$0.34	$0.08

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNT
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 and 2015
(in thousands)

	Balance at Beginning of Period	Charged (Credited) to Income	Deductions and Other(a)	Balance at End of Period
Allowance for Doubtful Accounts:
Year ended December 31, 2017	$45	$374	$(79)	$340
Year ended December 31, 2016	$124	$121	$(200)	$45
Year ended December 31, 2015	$66	$62	$(4)	$124
(a)	Accounts written off, net of recoveries.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.
Management assessed our internal control over financial reporting as of December 31, 2017, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment.
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
In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Our management’s evaluation of internal control over financial reporting excluded the internal control activities that had not yet been integrated for Velocify, which we acquired on October 2, 2017, as discussed in Note 5 “Acquisitions” in the Notes to Consolidated Financial Statements. We have included the financial results of Velocify in the consolidated financial statements from the date of acquisition. Total revenues subject to Velocify’s internal control over financial reporting represented less than 3 percent of our consolidated total revenues for the year ended December 31, 2017. Total assets subject to Velocify’s internal control over financial reporting represented less than 1 percent of our consolidated total assets as of December 31, 2017.
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
The information under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2018 Proxy Statement is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information under the captions “Election of Directors,” “Director Compensation,” “Compensation Discussion and Analysis” and “Report of the Compensation Committee of the Board of Directors on Executive Compensation” in our 2018 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2018 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information under the captions “Election of Directors” and “Certain Relationships and Related Transactions” in our 2018 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” in our 2018 Proxy Statement is incorporated herein by reference.
With the exception of the information specifically incorporated by reference in Part III to this Annual Report on Form 10-K from our 2018 Proxy Statement, our 2018 Proxy Statement shall not be deemed to be filed as part of this report.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements—The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements in Item 8.
	(2)	Financial Statement Schedules—The financial statement schedules filed as part of this report are listed on the Index to Consolidated Financial Statements in Item 8.
(b) Exhibits.	The following exhibits are filed with or incorporated by reference into this Annual Report.

Exhibit		Incorporated by Reference			Filed
Number	Description of Document	Form	Date	Number	Herewith
2.1	Agreement and Plan of Merger, dated August 31, 2017, by and among Ellie Mae, Inc., Victory Merger Sub, Inc., Velocify, Inc. and Fortis Advisors LLC, as the Representative.	8-K	8/31/2017	2.1

3.1	Amended and Restated Certificate of Incorporation of Ellie Mae, Inc.	10-Q	8/5/2015	3.1

3.2	Amended and Restated Bylaws of Ellie Mae, Inc.	8-K	2/26/2018	3.1

4.1	Form of Ellie Mae, Inc.’s Common Stock Certificate.	S-1/A	2/17/2011	4.1

4.2	Form of Indenture.	S-3ASR	8/1/2016	4.2

10.1	Lease, dated as of July 17, 2014, by and between Ellie Mae, Inc. and SFI PLEASANTON, LLC.	10-Q	11/6/2014	10.2

10.2±	Form of Indemnification Agreement by and between Ellie Mae, Inc. and each of its directors and executive officers.	S-1/A	8/5/2010	10.3

10.3±	Form of Change of Control Severance Agreement between Ellie Mae, Inc. and each of its executive officers.	10-K	3/2/2015	10.5

10.4±	Fourth Amended and Restated Employment Agreement, dated as of January 5, 2015, by and between Ellie Mae, Inc. and Sigmund Anderman.	8-K	1/5/2015	10.1

10.5±	Employment Agreement, dated as of January 5, 2015, by and between Ellie Mae, Inc. and Jonathan H. Corr.	8-K	1/5/2015	10.2

10.6±	Board of Directors Offer Letter with Marina Levinson, dated as of August 22, 2014.	10-Q	11/6/2014	10.5

10.7±	Ellie Mae, Inc. 2009 Stock Option and Incentive Plan, including the form of stock option agreement.	S-1	4/30/2010	10.2

10.8±	Amendment to the Ellie Mae, Inc. 2009 Stock Option and Incentive Plan, effective April 15, 2010.	S-1/A	2/17/2011	10.24

10.9±	Amendment to the Ellie Mae, Inc. 2009 Stock Option and Incentive Plan, effective September 16, 2010.	S-1/A	2/17/2011	10.25

10.10±	Ellie Mae, Inc. 2011 Equity Incentive Award Plan.	S-8	5/25/2011	10.5

10.11(a)±	Form of Stock Option Grant Notice and Stock Option Agreement for Awards under the Ellie Mae, Inc. 2011 Equity Incentive Award Plan (used until January 1, 2015).	S-8	5/25/2011	10.6

10.11(b)±
Form of Stock Option Grant Notice and Stock Option Agreement for Awards under the Ellie Mae, Inc. 2011 Equity Incentive Award Plan (used for employees who are not executive officers beginning January 1, 2015).
		S-8	2/10/2015	10.2(b)

10.11(c)±
Form of Stock Option Grant Notice and Stock Option Agreement for Awards under the Ellie Mae, Inc. 2011 Equity Incentive Award Plan (used for executive officers and directors beginning January 1, 2015).
		S-8	2/10/2015	10.2(c)

10.11(d)±	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement for Awards under the Ellie Mae, Inc. 2011 Equity Incentive Award Plan (used until January 1, 2015).	S-8	5/25/2011	10.7

10.11(e)±
Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement for Awards under the Ellie Mae, Inc. 2011 Equity Incentive Plan (used for employees who are not executive officers beginning January 1, 2015).
		S-8	2/10/2015	10.3(b)

10.11(f)±
Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement for Awards under the Ellie Mae, Inc. 2011 Equity Incentive Plan (used for executive officers and directors beginning January 1, 2015).
		S-8	2/10/2015	10.3(c)

10.12±	Ellie Mae, Inc. Employee Stock Purchase Plan.	S-8	5/25/2011	10.8

10.13(a)±	Ellie Mae, Inc. 2013 Senior Executive Performance Share Program.	10-Q	5/7/2013	10.1

10.13(b)±	Form of Notice of Grant of and Grant Agreement for Performance Shares for Senior Executives under the Ellie Mae, Inc. 2013 Senior Executive Performance Share Program and Ellie Mae, Inc. 2011 Equity Incentive Award Plan.	10-Q	5/7/2013	10.2

10.14(a)±	Ellie Mae, Inc. 2014 Senior Executive Performance Share Program.	10-K	3/14/2014	10.20

10.14(b)±	Form of Notice of Grant of and Grant Agreement for Performance Shares for Senior Executives under the Ellie Mae, Inc. 2014 Senior Executive Performance Share Program and Ellie Mae, Inc. 2011 Equity Incentive Award Plan.	10-K	3/14/2014	10.21

10.15±	Non-Employee Director Equity Compensation Policy.	8-K	6/6/2016	10.1

10.16±	Amended and Restated 2015 Senior Executive Performance Share Program, dated as of March 23, 2015.	10-Q	5/7/2015	10.3

10.17±	Promotion Letter with Cathleen Schreiner Gates, dated as of March 23, 2015.	10-Q	5/7/2015	10.4

10.18±	Promotion Letter with Joseph Tyrrell, dated as of March 23, 2015.	10-Q	5/7/2015	10.5

10.19±	Board of Directors Offer Letter with Rajat Taneja, dated May 15, 2015.	10-Q	8/5/2015	10.1

10.20±	Board of Directors Offer Letter with Karen Blasing, dated May 15, 2015.	10-Q	8/5/2015	10.2

10.21±	Offer Letter, dated as of June 2, 2015, by and between Ellie Mae, Inc. and Pete Hirsch.	10-Q	8/5/2015	10.4

10.22±	First Amendment to Lease, dated as of July 9, 2015, by and between Ellie Mae, Inc. and SFI Pleasanton, LLC.	10-Q	8/5/2015	10.5

10.23(a)±	2016 Senior Executive Performance Share Program.	10-Q	5/5/2016	10.1

10.23(b)±	Form of Notice of Grant of and Grant Agreement for Performance Shares for Senior Executives under the Ellie Mae, Inc. 2016 Senior Executive Performance Share Program and Ellie Mae, Inc. 2011 Equity Incentive Award Plan.	10-Q	5/5/2016	10.2

10.24±	Executive Incentive Plan	DEF14A	4/7/2016	App. A

10.25±	Second Amendment to Lease, dated as of July 21, 2016, by and between Ellie Mae, Inc. and SFI Pleasanton, LLC.	10-Q	11/1/2016	10.2

10.26±	Promotion Letter with Brian Brown, dated as of February 10, 2016.	10-K	2/21/2017	10.30

10.27±	Executive Transition Agreement, by and between Ellie Mae, Inc. and Limin Hu, effective as of December 1, 2016.	10-K	2/21/2017	10.31

10.28±	2017 Senior Executive Performance Share Program.	10-Q	5/1/2017	10.1

10.29±	Form of Notice of Grant of and Grant Agreement for Performance Shares for Senior Executives under the Ellie Mae, Inc. 2017 Senior Executive Performance Share Program and Ellie Mae, Inc. 2011 Equity Incentive Award Plan.	10-Q	5/1/2017	10.2

10.30±	Executive Transition Agreement by and between Ellie Mae, Inc. and Edgar Luce, dated as of March 9, 2017.	10-Q	5/1/2017	10.3

21.1	List of subsidiaries.				X

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.				X

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).				X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS		XBRL Instance Document	X

101.SCH		XBRL Taxonomy Extension Schema Document	X

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB		XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document	X

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

ELLIE MAE, INC.

Date:	March 1, 2018	By:	/s/ Matthew LaVay
Matthew LaVay
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized signatory)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose individual signature appears below hereby authorizes and appoints Jonathan Corr and Matthew LaVay, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonathan Corr	Chief Executive Officer and Director	March 1, 2018
Jonathan Corr	(Principal Executive Officer)

/s/ Matthew LaVay	Executive Vice President and Chief Financial Officer	March 1, 2018
Matthew LaVay	(principal financial and accounting officer)

/s/ Sigmund Anderman	Executive Chairman and Director	March 1, 2018
Sigmund Anderman

/s/ Karen Blasing	Director	March 1, 2018
Karen Blasing

/s/ Carl Buccellato	Director	March 1, 2018
Carl Buccellato

/s/ Craig Davis	Director	March 1, 2018
Craig Davis

/s/ A. Barr Dolan	Director	March 1, 2018
A. Barr Dolan

/s/ Robert J. Levin	Director	March 1, 2018
Robert J. Levin

/s/ Marina Levinson	Director	March 1, 2018
Marina Levinson

/s/ Frank Schultz	Director	March 1, 2018
Frank Schultz

/s/ Jeb Spencer	Director	March 1, 2018
Jeb Spencer

/s/ Rajat Taneja	Director	March 1, 2018
Rajat Taneja