Form 10-Q
period 2018-03-31
ELLIE MAE INC
filed 2018-05-09
CIK 1122388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:
As of May 2, 2018:

Class	Number of Shares
Common Stock, $0.0001 par value	34,346,729

PART I—FINANCIAL INFORMATION
ITEM 1—CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Ellie Mae, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$117,342	$137,698
Short-term investments	113,931	103,345
Accounts receivable, net	45,123	43,121
Prepaid expenses and other current assets	31,864	18,474
Total current assets	308,260	302,638
Property and equipment, net	198,907	186,991
Long-term investments	83,627	107,363
Intangible assets, net	74,568	80,874
Deposits and other assets	30,602	9,290
Goodwill	144,279	144,451
Total assets	$840,243	$831,607
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$20,924	$24,913
Accrued and other current liabilities	24,338	26,188
Deferred revenues	17,975	26,287
Total current liabilities	63,237	77,388
Other long-term liabilities	19,727	18,880
Total liabilities	82,964	96,268
Stockholders' equity:
Common stock	3	3
Additional paid-in capital	659,114	649,817
Accumulated other comprehensive loss	(1,417)	(880)
Retained earnings	99,579	86,399
Total stockholders' equity	757,279	735,339
Total liabilities and stockholders' equity	$840,243	$831,607

See accompanying notes to these condensed consolidated financial statements (unaudited).

Ellie Mae, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months ended March 31,
	2018	2017
Revenues	$117,912	$93,002
Cost of revenues	49,347	34,768
Gross profit	68,565	58,234
Operating expenses:
Sales and marketing	23,064	19,380
Research and development	22,489	17,407
General and administrative	26,314	16,942
Total operating expenses	71,867	53,729
Income (loss) from operations	(3,302)	4,505
Other income, net	848	501
Income (loss) before income taxes	(2,454)	5,006
Income tax benefit	(4,658)	(4,593)
Net income	$2,204	$9,599
Net income per share of common stock:
Basic	$0.06	$0.28
Diluted	$0.06	$0.27
Weighted average common shares used in computing net income per share of common stock:
Basic	34,143	33,702
Diluted	35,602	35,609

Net income	$2,204	$9,599
Other comprehensive income, net of taxes:
Unrealized gain (loss) on investments	(537)	58
Comprehensive income	$1,667	$9,657

See accompanying notes to these condensed consolidated financial statements (unaudited).

Ellie Mae, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,204	$9,599
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,366	7,339
Amortization of acquisition-related intangibles	6,306	1,078
Stock-based compensation expense	9,532	7,851
Deferred income taxes	(4,658)	(4,647)
Amortization (accretion) of investments	181	(164)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,002)	(511)
Prepaid expenses and other current assets	(5,203)	(973)
Deposits and other assets	(4,331)	(89)
Accounts payable	121	1,860
Accrued, other current and other long-term liabilities	(2,928)	(19,442)
Deferred revenues	(4,187)	(3,323)
Net cash provided by (used in) operating activities	6,401	(1,422)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(8,544)	(11,327)
Acquisition of internal-use software	(17,153)	(11,439)
Purchases of investments	(23,599)	(38,907)
Maturities of investments	36,031	13,851
Other investing activities, net	172	—
Net cash used in investing activities	(13,093)	(47,822)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capital lease obligations	(30)	(111)
Proceeds from issuance of common stock under employee stock plans	7,829	7,283
Payment of issuance costs relating to common stock issued in public offering	—	(15)
Payments for repurchase of common stock	(14,740)	—
Tax payments related to shares withheld for vested restricted stock units	(6,723)	(3,894)
Net cash provided by (used in) financing activities	(13,664)	3,263
NET DECREASE IN CASH AND CASH EQUIVALENTS	(20,356)	(45,981)
CASH AND CASH EQUIVALENTS, Beginning of period	137,698	380,907
CASH AND CASH EQUIVALENTS, End of period	$117,342	$334,926

See accompanying notes to these condensed consolidated financial statements (unaudited).

Ellie Mae, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1—Description of Business
Ellie Mae, Inc. (“Ellie Mae,” and the “Company”) is the leading cloud-based platform provider for the mortgage finance industry. The Company’s technology solutions enable lenders to originate and close residential mortgage loans. Banks, credit unions and mortgage lenders use the Company’s Encompass® all-in-one mortgage management solution (“Encompass”) to originate and fund mortgages and improve compliance, loan quality and efficiency.
NOTE 2—Basis of Presentation and Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on March 1, 2018 (“2017 Form 10-K”).
The condensed consolidated balance sheet as of December 31, 2017, included herein, was derived from the audited financial statements as of that date but does not include all disclosures, including notes, required by U.S. GAAP.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year ending December 31, 2018 or any future period.
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
Significant Accounting Policies
Except for the accounting policies described below that were updated as a result of adopting Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), as amended (“Topic 606”), there have been no significant changes to the Company’s significant accounting policies described in Note 2 of the Notes to Consolidated Financial Statements in its 2017 Form 10-K.

Revenue Recognition
The Company applies the provisions of Topic 606 for revenue recognition on contracts with customers. Pursuant to Topic 606, the Company recognizes revenues under the core principle to depict the transfer of control to the Company’s customers in an amount reflecting the consideration to which the Company expects to be entitled. In order to achieve that core principle, the following five step approach is applied:

•	Identification of the contract, or contracts, with a customer;

•	Identification of the performance obligations in the contract;

•	Determination of the transaction price;

•	Allocation of the transaction price to the performance obligations in the contract; and

•	Recognition of revenue when, or as, the Company satisfies a performance obligation.
The Company generates revenues primarily from hosted software services, transaction-based fees and related services including professional services and its annual user conference, and recognizes revenues as performance obligations are satisfied. For services where the customer simultaneously receives and consumes the benefit from the Company's performance, revenue is recognized over time using an output method based on the passage of time as this provides a faithful depiction of the transfer of control. Under Company-hosted Encompass software subscriptions that customers access through the Internet, revenues are comprised of fees for software services sold both as a subscription and on a transactional basis. Transaction fees include fees based on a per closed loan, or success basis, subject to monthly base fees, which the Company refers to as Success-Based Pricing, as well as Ellie Mae Network fees and transaction fees charged for other services. Revenues are also comprised of fees for loan product, policy and guideline data and analytics services under the AllRegs brand, fees for lead management, marketing and customer relationship management, and fees for professional services which include consulting, implementation and education and training services. Sales taxes assessed by governmental authorities are excluded from the transaction price.
In contracts where variable consideration is required to be estimated and included in the transaction price, the Company estimates such amounts at contract inception considering historical trends, industry data, and contract specific factors to determine an expected amount to which the Company expects to be entitled. Estimates are included in the transaction price to the extent that it is considered probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The assessment of whether such an estimate is constrained requires the Company to consider methods, inputs, and assumptions relating to the nature of the underlying products, customer-specific trends, and economic factors including industry data. Other forms of variable consideration such as refunds and penalties, which are recorded in accrued and other current liabilities, are estimated at contract inception and are allocated to the performance obligations to which they relate.
The Company enters into arrangements that generally include multiple subscriptions and professional services. For arrangements with multiple services, the Company evaluates whether the individual services qualify as distinct performance obligations. In its assessment of whether a service is a distinct performance obligation, the Company determines whether the customer can benefit from the service on its own or with other readily available resources and whether the service is separately identifiable from other services in the contract. This evaluation requires the Company to assess the nature of each individual service offering and how the services are provided in the context of the contract, including whether the services are significantly integrated, highly interrelated, or significantly modify each other, which may require judgment based on the facts and circumstances of the contract.
When agreements involve multiple distinct performance obligations, the Company allocates arrangement consideration to all performance obligations at the inception of an arrangement based on the relative standalone selling prices of each performance obligation. Where the Company has standalone sales data for its performance obligations which are indicative of the price at which the Company sells a promised good or service separately to a customer, such data is used to establish standalone selling prices. In instances where standalone sales data is not available for a particular performance obligation, the Company estimates standalone selling prices by maximizing the use of observable market and cost-based inputs.
When estimating standalone selling prices, the Company reviews company-specific factors used to determine list price and makes adjustments as appropriate to reflect current market conditions and pricing behavior. The Company’s process for establishing list price includes assessing the cost to provide a particular product or service, surveying customers to determine market expectations, analyzing customer demographics, and taking into account similar products and services historically sold by the Company. The Company continues to review the factors used to establish list price and will adjust standalone selling price methodologies as necessary on a prospective basis.
Hosted Software Services Revenues.  Hosted software services generally include a combination of the Company’s products delivered as software-as-a-service (“SaaS”) subscriptions that are a performance obligation consisting of a series of distinct services and support services. These arrangements are generally non-cancelable and do not contain refund-type provisions. These revenues typically include the following:

Encompass Revenues.  The Company offers web-based, on-demand access to its Encompass loan origination software for a monthly recurring fee. Customers under SaaS arrangements do not take control of the underlying software at any time during the term of the agreement. Fixed fees for subscription revenues are recognized over time, using an output method of the passage of time (or ratably) over the contract terms as performance obligations are satisfied as this method best depicts the Company’s pattern of performance for such services. Contracts generally range from one year to five years.
Alternatively, customers can elect to pay on a success basis. Success basis contracts are subject to monthly billing calculations whereby customers are obligated to pay the greater of a contractual base fee or variable closed loan fee, which is based on the number of closed loan transactions processed by the customer in the specific month.
Monthly base fees are recognized ratably over the contract terms as subscription performance obligations are satisfied.
Closed loans fees in excess of base fees are considered variable consideration. For the majority of contracts that include variable consideration, these fees are recognized in the month in which they are earned because the terms of the variable payments relate specifically to the outcome from transferring the distinct time increment (month) of service, which is consistent with the allocation objective when considering all of the performance obligations and payment terms in the contract (i.e., where “the allocation objective is met”). For certain contracts where the allocation objective would not be met by allocating variable consideration in this way, total variable consideration to be received is estimated at contract inception and recognized ratably over the contract term, with estimates of variable consideration being updated at each reporting date. For these contracts, variable consideration is estimated using the expected value method, utilizing forecast data for each contract to determine the expected value.
Services Revenues.  The Company provides a variety of mortgage-related and other business services, including: automated documentation; fraud detection, valuation, validation, and risk analysis; income verification; lead management; marketing and customer relationship management; product and pricing; flood zone certifications; website and electronic document management; and compliance reports. Services that include fixed fee subscriptions are a single performance obligation consisting of a series of distinct services. The fixed fees are recognized ratably over the contract terms as performance obligations are satisfied as this method best depicts the Company’s pattern of performance for such services. Variable fees are recognized either over time in the month in which the allocation objective is met or at the point in time when control is transferred.
Subscriptions to Online Research and Data Resources.  The Company provides mortgage originators and underwriters with access to online databases of various federal and state laws and regulations and forms as well as investor product guidelines. Fixed fees are recognized over time, using an output method of the passage of time or ratably over the contract terms as performance obligations are satisfied as this method best depicts the Company’s pattern of performance for such services.
Ellie Mae Network Revenues.  The Company has entered into agreements with various lenders, service providers and certain government-sponsored entities participating in the mortgage origination process to provide those suppliers with access to, and ability to interoperate with, mortgage originators on the Ellie Mae Network. The services are delivered via subscriptions that are comprised of a performance obligation consisting of a series of distinct services. The Company acts as an agent when it arranges for services to be provided by the supplier to the customer. Fixed fees are recognized ratably over the contract terms as performance obligations are satisfied as this method best depicts the Company’s pattern of performance for such services. Variable fees are recognized over time in the month in which the allocation objective is met.
Professional Services Revenues.  Professional services, including implementation services for our subscription products, are performance obligations which are capable of being distinct and are distinct within the context of the contract. Such services are generally provided on a time and materials or fixed price basis. The majority of the Company’s professional services are provided on a fixed price basis and the Company recognizes revenue over time as the performance obligations are satisfied utilizing an input method based on the proportion of hours incurred to total estimated hours. Any changes in the estimate of progress towards completion are accounted for in the period of change using the cumulative catch-up method. Revenues from professional services contracts provided on a time and materials basis are recognized when invoiced as amounts correspond directly with the value of the services.
Deferred Revenues
Deferred revenues represent billings or payments received in advance of revenue recognition and is recognized upon transfer of control. Balances consist primarily of prepaid subscription services and professional and training services not yet provided as of the balance sheet date. Deferred revenues that will be recognized during the succeeding 12-month period are recorded as current deferred revenues, and the remaining portion is recorded as other non-current liabilities.

Contract Assets
Contract assets represent amounts recognized as revenues for which the Company does not have the unconditional right to consideration. Amounts related to invoices expected to be issued during the succeeding 12-month period are recorded as prepaid expenses and other current assets, and the remaining portion is recorded as deposits and other non-current assets.
Deferred Costs
Deferred costs mainly consist of sales commissions and related fringe benefits that are incremental costs of obtaining contracts with customers. The Company amortizes the costs incurred on initial contracts on a straight-line basis over a period of benefit determined to be approximately five years. The period of benefit is determined based on a review of customer churn rates and technological lifecycles of the underlying product offerings. All deferred costs on renewal contracts are amortized on a straight-line basis over the applicable renewal period. Additionally, the Company exercises the practical expedient to expense commissions on arrangements in which the amortization period is expected to be one year or less. Deferred costs that will be recognized during the succeeding 12-month period are recorded as prepaid expenses and other current assets, and the remaining portion is recorded as deposits and other non-current assets.
Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), as subsequently amended, which requires lessees to put most leases on their balance sheets, but recognize the expenses on their income statements in a manner similar to current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The standard is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The Company currently does not intend to early adopt and is evaluating the impact of this accounting standard update on its consolidated financial statements.
Standards Adopted
ASU No. 2014-09
In May 2014, the FASB issued ASU 2014-09 (“Topic 606”), as subsequently amended, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This standard requires expanded disclosures about revenue recognition to better communicate the nature, amount, timing, and uncertainty of the Company’s revenues and cash flows, including significant judgments and estimates. The standard also provides guidance on the recognition of costs related to obtaining customer contracts under Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers. The effective date for public entities is fiscal years beginning after December 15, 2017 and early adoption was permitted. On January 1, 2018, the Company adopted Topic 606 using the modified retrospective method and applied Topic 606 to those contracts which were not completed as of January 1, 2018.
On January 1, 2018, the Company recognized the cumulative effect of initially applying Topic 606 as an adjustment to the opening balance of retained earnings and the corresponding balance sheet accounts, which resulted in a net increase to retained earnings of $22.7 million, which includes the tax effect of approximately $7.2 million in deferred tax liabilities recorded in other long-term liabilities and corresponding adjustments to selected consolidated balance sheet line items. The impact on the Company’s opening balances primarily is related to its straight-line calculations for subscription revenue and the capitalization of additional commission costs under Topic 606. The comparative information has not been restated and continues to be reported under the accounting standards in effect in those prior periods. Refer to the tables below and Note 3 “Revenue Recognition” for additional accounting policy and transition disclosures.

The Company recognized the cumulative effect of initially applying ASC 606 as an adjustment to retained earnings in the balance sheet as of January 1, 2018 as follows:
Selected Consolidated Balance Sheet Line Items

	Balance at December 31, 2017	Adjustments Due to ASC 606	Balance at January 1, 2018
	(in thousands)
Current assets:
Prepaid expenses and other current assets	$18,474	$8,187	$26,661
Non-current assets:
Deposits and other assets	$9,290	$18,859	$28,149
Current liabilities:
Accrued and other current liabilities	$26,188	$810	$26,998
Deferred revenues	$26,287	$(4,435)	$21,852
Non-current liabilities:
Other long-term liabilities	$18,880	$7,991	$26,871
Stockholders' equity:
Retained earnings	$86,399	$22,680	$109,079

The following tables summarize the impacts of Topic 606 adoption on the Company's condensed consolidated financial statements for the quarter ended March 31, 2018.
Selected Consolidated Balance Sheet Line Items

	March 31, 2018
	(in thousands)
	As Reported	Adjustments	Balances without adoption of Topic 606
Current assets:
Prepaid expenses and other current assets	$31,864	$(9,938)	$21,926
Non-current assets:
Deposits and other assets	$30,602	$(15,636)	$14,966
Current liabilities:
Accrued and other current liabilities	$24,338	$(824)	$23,514
Deferred revenues	$17,975	$2,688	$20,663
Non-current liabilities:
Other long-term liabilities	$19,727	$(2,829)	$16,898
Stockholders' equity:
Retained earnings	$99,579	$(24,609)	$74,970

Selected Consolidated Statement of Comprehensive Income Line Items

	Three Months ended March 31, 2018
	(in thousands, except per share amounts)
	As Reported	Adjustments	Balances without adoption of Topic 606
Revenues	$117,912	$(1,929)	$115,983
Gross profit	$68,565	$(1,929)	$66,636
Operating expenses:
Sales and marketing	$23,064	$78	$23,142
Loss from operations	$(3,302)	$(2,007)	$(5,309)
Income tax benefit	$(4,658)	$(79)	$(4,737)
Net income	$2,204	$(1,928)	$276
Basic income per share of common stock	$0.06	$(0.05)	$0.01
Diluted income per share of common stock	$0.06	$(0.05)	$0.01
Selected Consolidated Statement of Cash Flows Line Items

	Three Months ended March 31, 2018
	(in thousands)
	As Reported	Adjustments	Balances without adoption of Topic 606
Net income	$2,204	$(1,928)	$276
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	$(4,658)	$(79)	$(4,737)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	$(5,203)	$1,752	$(3,451)
Deposits and other assets	$(4,331)	$1,851	$(2,480)
Accrued, other current and other long-term liabilities	$(2,928)	$(14)	$(2,942)
Deferred revenues	$(4,187)	$(1,582)	$(5,769)
Net cash provided by operating activities	$6,401	$—	$6,401
ASU No. 2018-05
In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“ASU 2018-05”). ASU 2018-05 addresses certain circumstances arising in accounting for the income tax effects of the Tax Cuts and Job Act (“Tax Act”) in conformity with SEC Staff Accounting Bulletin No. 118 (“SAB 118”) including provisional estimates of those effects. The Company adopted SAB 118 in the fourth quarter of 2017 and continues to analyze the impact of the Tax Act on an ongoing basis. Due to the timing of the enactment and the complexity in applying the provisions of the Tax Act, the provisional net charge is subject to revisions as the Company continues to complete its analysis of the Tax Act. Adjustments may materially impact the Company’s provision for income taxes and effective tax rate in the period in which the adjustments are made. The Company expects to finalize the impact analysis in the fourth quarter of 2018. Additional information regarding the accounting for income taxes for the Tax Act is contained in Note 8 “Income Taxes.”

NOTE 3—Revenue Recognition
Disaggregation of Revenue
The following table provides information about disaggregated revenue from customers.

March 31, 2018
(in thousands)
Hosted software services	$97,120
Ellie Mae Network	13,271
Professional services	7,521
Revenues	$117,912
Contract Balances
The following table provides information about receivables, contract assets and deferred revenues from contracts with customers.

	Balance Sheet Line Reference	March 31, 2018
		(in thousands)
Accounts receivables, net	Accounts receivables, net	$45,123
Contract assets - current	Prepaid expenses and other current assets	$7,915
Contract assets - noncurrent	Deposits and other assets	$15,275
Deferred revenues - current	Deferred revenue	$17,975
Deferred revenues - noncurrent	Other long-term liabilities	$900
Changes in the contract assets and the deferred revenues balances during the three months ended March 31, 2018 are as follows:

	January 1, 2018	March 31, 2018	$ Change
	(in thousands)
Contract assets	$19,667	$23,190	$3,523
Deferred revenues	$23,062	$18,875	$(4,187)
The increase in contract assets from $19.7 million to $23.2 million as of March 31, 2018 was primarily driven by the recognition of revenue that has not yet been billed. The decrease in deferred revenues from $23.1 million to $18.9 million was due to additional performance on certain arrangements in which billing occurred in advance. During the three months ended March 31, 2018, $12.1 million of revenue recognized was included in the deferred revenues balance at the beginning of the period, which was offset by additional deferrals during the period.

Revenues Allocated to Remaining Performance Obligations
Remaining performance obligations represent contracted revenues that have not yet been recognized, which includes deferred revenues and amounts that will be invoiced and recognized as revenues in future periods.
The Company expects to recognize revenue on the remaining performance obligations as follows:

March 31, 2018
(in thousands)
Within 1 year	$291,943
2-3 years	293,805
Thereafter	68,306
$654,054
Remaining performance obligations exclude variable consideration allocated entirely to future distinct services as well as variable consideration in arrangements in which revenue recognition under the as-billed practical expedient corresponds directly to the amount the Company has the right to invoice, which includes most arrangements that involve services revenues priced on a transactional basis and professional services invoiced on a time and materials basis. Additionally, in instances where an estimate of variable consideration is constrained, such estimate of variable consideration is not included in revenues allocated to remaining performance obligations.
Deferred Costs
Deferred costs, which consist of deferred sales commissions, were $15.7 million as of March 31, 2018 and $8.5 million for December 31, 2017. For the three months ended March 31, 2018 and 2017, amortization expense for deferred costs was $1.4 million and $0.8 million, respectively and there was no impairment loss related to the costs capitalized.
NOTE 4—Net Income Per Share of Common Stock
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
The components of net income per share of common stock were as follows:

	Three Months ended March 31,
	2018	2017
	(in thousands, except per share amounts)
Net income	$2,204	$9,599

Weighted average common shares outstanding used to compute basic net income per share	34,143	33,702
Effect of potentially dilutive securities:
Employee stock options, RSUs, performance-vesting RSUs, Performance Awards and ESPP shares	1,459	1,907
Weighted average common shares outstanding used to compute diluted net income per share	35,602	35,609
Net income per share:
Basic	$0.06	$0.28
Diluted	$0.06	$0.27

The following potential weighted average common shares were excluded from the computation of diluted net income per share, as their effect would have been anti-dilutive:

	Three Months ended March 31,
	2018	2017
	(in thousands)
Employee stock options and awards	10	73
Performance-vesting RSUs and Performance Awards are included in the diluted shares outstanding for each period if the established performance criteria have been met at the end of the respective periods. However, if none of the required performance criteria have been met for such awards, the Company includes the number of shares that would be issuable if the end of the reporting period were the end of the contingency period. Accordingly, in addition to the employee stock options and awards noted above, 129,079 and 71,939 shares underlying performance-vesting RSUs and Performance Awards were excluded from the dilutive shares outstanding for each of the three months ended March 31, 2018 and 2017, respectively.
NOTE 5—Financial Instruments and Fair Value Measurement
As of March 31, 2018 and December 31, 2017, the Company’s cash, cash equivalents and investments were primarily comprised of cash and investment-grade, fixed maturity interest-bearing debt securities, such as money market funds, certificates of deposit, commercial paper, corporate bonds, municipal and government agency obligations, and guaranteed obligations of the United States government. Cash equivalents and investments are recorded at fair value. All investments are considered available for sale.
The following table summarizes cash and investments in financial instruments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy by investment type:

	March 31, 2018				December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying or Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying or Fair Value
	(in thousands)				(in thousands)
Cash	$85,193	$—	$—	$85,193	$119,035	$—	$—	$119,035
Level 1:
Money market funds	2,970	—	—	2,970	3,623	—	—	3,623
U.S. government and government agency obligations	61,176	—	(438)	60,738	52,255	—	(266)	51,989
	149,339	—	(438)	148,901	174,913	—	(266)	174,647
Level 2:
Corporate notes and obligations	79,065	—	(636)	78,429	81,062	—	(304)	80,758
Certificates of deposit	5,628	1	—	5,629	6,527	2	—	6,529
Municipal obligations	8,381	—	(38)	8,343	10,274	—	(46)	10,228
U.S. government and government agency obligations	73,903	—	(305)	73,598	76,510	—	(266)	76,244
Total financial instruments	316,316	1	(1,417)	314,900	349,286	2	(882)	348,406
Less investments	198,974	1	(1,417)	197,558	211,588	2	(882)	210,708
Cash and cash equivalents	$117,342	$—	$—	$117,342	$137,698	$—	$—	$137,698
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
At March 31, 2018 and December 31, 2017, the Company did not have any assets or liabilities that were valued using Level 3 inputs.
Realized gains and losses from the sale of investments were immaterial during the three months ended March 31, 2018 and 2017.

The following table shows the gross unrealized losses and the related fair values of the Company’s investments that have been in a continuous unrealized loss position. The Company did not identify any investments as other-than-temporarily impaired at March 31, 2018 or December 31, 2017 based on its evaluation of available evidence, such as the Company’s intent to hold and whether it is more likely than not that the Company will be required to sell the investment before recovery of the investment’s amortized basis. The Company expects to receive the full principal and interest on these investments.

	March 31, 2018
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Corporate notes and obligations	$60,690	$(571)	$6,935	$(66)	$67,625	$(637)
Certificates of deposit	—	—	1,480	—	1,480	—
U.S. government, government agency, and municipal obligations	119,011	(672)	12,933	(108)	131,944	(780)
	$179,701	$(1,243)	$21,348	$(174)	$201,049	$(1,417)

	December 31, 2017
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Corporate notes and obligations	$62,099	$(253)	$7,574	$(51)	$69,673	$(304)
Certificates of deposit	482	—	1,348	—	1,830	—
U.S. government, government agency, and municipal obligations	119,456	(492)	13,070	(86)	132,526	(578)
	$182,037	$(745)	$21,992	$(137)	$204,029	$(882)
The following table summarizes the contractual maturities of the Company’s investments at March 31, 2018:

	Amortized Cost	Carrying or Fair Value
	(in thousands)
Due within one year	$114,254	$113,931
Due after one year through three years (1)	84,720	83,627
Total	$198,974	$197,558
________________
(1) Maximum maturity of individual investments is three years.
Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

NOTE 6—Property and Equipment, net
Property and equipment, net, consisted of the following:

	March 31,	December 31,
	2018	2017
	(in thousands)
Computer equipment and software	$72,627	$67,068
Internal-use software	117,758	108,710
Furniture and fixtures	8,284	8,311
Leasehold improvements	27,310	27,356
Internal-use software and other assets not placed in service	60,575	52,659
Property and equipment, gross	286,554	264,104
Accumulated depreciation and amortization	(87,647)	(77,113)
Property and equipment, net	$198,907	$186,991
Depreciation and amortization expense for the three months ended March 31, 2018 and 2017 was $11.4 million and $7.3 million, respectively. These amounts include amortization of assets under capital leases of $0.6 million and $0.8 million for the three months ended March 31, 2018 and 2017, respectively.

NOTE 7— Intangible Assets, net
Intangible assets, net, consisted of the following:

	March 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Weighted Average Remaining Useful Life
	(in thousands)			(in years)
Assets subject to amortization:
Developed technology	$53,535	$(12,402)	$41,133	7.2
Trade names	1,931	(598)	1,333	2.5
Customer relationships	34,900	(13,981)	20,919	7.6
Order backlog	14,370	(7,226)	7,144	0.5
Total assets subject to amortization	104,736	(34,207)	70,529	6.6
Assets not subject to amortization:
Trade name	4,039	—	4,039
	$108,775	$(34,207)	$74,568

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Weighted Average Remaining Useful Life
	(in thousands)			(in years)
Assets subject to amortization:
Developed technology	$53,535	$(10,810)	$42,725	7.5
Trade names	1,931	(464)	1,467	2.8
Customer relationships	34,900	(13,050)	21,850	7.7
Order backlog	14,370	(3,577)	10,793	0.8
Total assets subject to amortization	104,736	(27,901)	76,835	6.5
Assets not subject to amortization:
Trade name	4,039	—	4,039
	$108,775	$(27,901)	$80,874
Amortization expense associated with intangible assets for the three months ended March 31, 2018 and 2017 was $6.3 million and $1.1 million, respectively.
Future amortization expense for intangible assets at March 31, 2018 was as follows:

Amortization
(in thousands)
Remainder of 2018	$15,083
2019	10,499
2020	8,978
2021	7,114
2022	7,055
2023	6,800
Thereafter	15,000
$70,529

NOTE 8—Income Taxes
The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates the estimate of the annual effective tax rate and, if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period. The Company’s income tax benefit, and its effective tax rate, for the periods ended March 31, 2018 and 2017 are as follows:

	Three Months ended March 31,
	2018	2017
	(dollars in thousands)
Income tax benefit	$(4,658)	$(4,593)
Effective tax rate	189.8%	(91.7)%
The Company’s effective tax rate was 189.8% and (91.7)% for the three months ended March 31, 2018 and 2017, respectively. For the three months ended March 31, 2018, the Company’s effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the discrete impact of the excess tax benefits from stock-based compensation and the reduced state blended income tax rate. For the three months ended March 31, 2017, the Company’s effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to the discrete impact of excess tax benefits from stock-based compensation as well as non-deductible stock-based compensation and federal R&D credits.
The Company regularly assesses the realizability of the deferred tax assets and establishes a valuation allowance if it is more-likely-than-not that some or all of the Company's deferred tax assets will not be realized. The Company evaluates and weighs all available positive and negative evidence such as historic results, future reversals of existing deferred tax liabilities, as well as projected future taxable income. Generally, more weight is given to objectively verifiable evidence. The Company will continue to assess the realizability of the deferred tax assets in each of the applicable jurisdictions.
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
The Company has a policy to classify accrued interest and penalties associated with uncertain tax positions together with the related liability in the balance sheet, and to include the expenses incurred related to such accruals in the provision for income taxes. There were no interest or penalties included in the provision for income taxes during the three months ended March 31, 2018 and 2017.
The SEC staff issued SAB 118, which provides guidance for companies that are not able to complete their accounting for the income tax effects of the Tax Act in the period of enactment. The guidance allows the Company to record provisional amounts to the extent a reasonable estimate can be made and provides the Company with up to one year from enactment date to finalize the accounting for the impact of the Tax Act.
The Tax Act is effective in the Company’s fourth quarter of 2017. As of March 31, 2018, we have not completed our accounting for the tax effects of the Tax Act. During the quarter, no material revision has been made to the Company’s provisional assessments made as of December 31, 2017. In order to complete the accounting for the impact of the Tax Act, the Company continues to obtain, analyze and interpret additional guidance as such guidance becomes available from the U.S. Treasury Department, the Internal Revenue Service (“IRS”), state taxing jurisdictions, the FASB, and other standard-setting and regulatory bodies. New guidance or interpretations may materially impact the Company’s provision for income taxes in future periods. Additional information that is needed to complete the analysis but is currently unavailable includes, but is not limited to, the final determination of certain net deferred tax assets and liabilities subject to remeasurement and when the related temporary differences will be settled or realized, and the tax treatment of such provisions of the Tax Act by various state tax authorities. In addition, we do not currently have sufficient information and guidance to determine the impact of “transition rule” related to the Company’s covered employees’ compensation stemming from written binding contracts entered on or before November 2, 2017. The provisional accounting impacts may change in future reporting periods until our accounting analysis is finalized, which is expected to be completed by the Company’s fourth quarter of 2018. For additional information related to the impact of the 2017 Tax Act on our tax provision and tax rate, please see Note 8 of our consolidated financial on our Annual Report on Form 10-K, for the calendar year ended December 30, 2017, filed with the SEC on March 01, 2018.

NOTE 9—Commitments and Contingencies
Leases
As of March 31, 2018, the Company leased nine facilities under operating lease arrangements. The lease expiration dates range from September 2019 to December 2025. Certain leases contain escalation clauses calling for increased rents. The Company recognizes rent expense on a straight-line basis over the lease period.
Legal Proceedings
On December 1, 2017, a pension fund and stockholder purporting to act on the Company’s behalf filed a derivative lawsuit in the Superior Court of California for the County of Alameda, captioned United Association of Plumbers and Pipefitters, Journeymen, Local #38 Defined Benefit Pension Plan v. Jonathan H. Corr, et al. (Case No. RG17884445). The lawsuit purports to assert claims against certain of the Company’s officers and directors for insider trading under California law, breach of fiduciary duty, corporate waste, and unjust enrichment based on allegations that: (1) the Company overstated its financial prospects in public filings between February 10, 2017 and July 27, 2017; and (2) certain of the Company’s officers and directors sold shares during this same period. Plaintiff seeks unspecified monetary damages, attorneys’ fees and costs, as well as certain changes to the Company’s corporate governance and internal procedures. The Company’s demurrer to plaintiff’s complaint was filed on February 15, 2018. Plaintiff has opposed the Company’s demurrer and the Company has filed a reply in support of its demurrer. On May 8, 2018, the court sustained the Company’s demurrer with leave to amend within 30 days. At this time, the Company is unable to estimate a probable loss for this matter, if any, and accordingly has not accrued for any amount.
From time to time, the Company is involved in litigation that it believes is of the type common to companies engaged in the Company’s line of business, including commercial and employment disputes. As of the date of this Quarterly Report on Form 10-Q, the Company is not involved in any other pending legal proceedings whose outcome the Company expects to have a material adverse effect on its financial position, results of operations or cash flows.
NOTE 10—Equity and Stock Incentive Plans
The 2011 Equity Incentive Award Plan (the “2011 Plan”) serves as the successor to the Company’s 2009 Stock Option and Incentive Plan (together with the 2011 Plan, the “Stock Plans”). The Company recognized stock-based compensation expense related to awards granted under the Stock Plans and ESPP.
Total stock-based compensation expense recognized consisted of:

	Three Months ended March 31,
	2018	2017
	(in thousands)
Cost of revenues	$1,894	$1,444
Sales and marketing	1,556	1,176
Research and development	2,534	1,861
General and administrative	3,548	3,370
	$9,532	$7,851

Stock Plans
Stock Options
The following table summarizes the Company’s stock option activity under the Stock Plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at January 1, 2018	1,436,031	$27.06	5.43	$89,554
Granted	4,641	$92.28
Exercised	(92,838)	$23.57
Forfeited or expired	(4,298)	$43.69
Outstanding at March 31, 2018	1,343,536	$27.47	5.18	$86,631
Ending vested and expected to vest at March 31, 2018	1,341,283	$27.43	5.18	$86,551
Exercisable at March 31, 2018	1,212,913	$24.82	4.98	$81,411
The aggregate intrinsic value of the stock options outstanding at March 31, 2018 represents the value of the Company’s closing stock price of $91.94 on March 31, 2018 in excess of the exercise price multiplied by the number of options outstanding for options that were in-the-money.
As of March 31, 2018, total unrecognized stock-based compensation expense related to unvested stock options, adjusted for estimated forfeitures, was $3.0 million and is expected to be recognized over a weighted average period of 1.1 years.
Restricted Stock Units, Performance-Vesting Restricted Stock Units, and Performance Awards
The following table summarizes the Company’s RSU, Performance Award, and performance-vesting RSU activity:

	RSUs		Performance Awards and Performance-Vesting RSUs
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Outstanding at January 1, 2018	1,179,458	$82.84	294,464	$56.17
Granted	104,142	$91.33	121,102	$92.28
Released	(73,171)	$61.21	(115,325)	$43.95
Forfeited or expired	(30,094)	$79.74	(20,645)	$61.11
Outstanding at March 31, 2018	1,180,335	$85.01	279,596	$76.48
Ending vested and expected to vest at March 31, 2018	1,065,414		279,593
RSUs, performance-vesting RSUs, and Performance Awards that are expected to vest are presented net of estimated future forfeitures. RSUs released during the three months ended March 31, 2018 and 2017 had an aggregate intrinsic value of $6.6 million and $5.3 million, respectively, and had an aggregate grant-date fair value of $4.5 million and $2.7 million, respectively. Performance-vesting RSUs and Performance Awards released during the three months ended March 31, 2018 and 2017 had an aggregate intrinsic value of $10.6 million and $13.7 million, respectively, and had an aggregate grant-date fair value of $5.1 million and $5.8 million, respectively. The number of RSUs released includes shares that the Company withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.
As of March 31, 2018, total unrecognized compensation expense related to unvested RSUs, performance-vesting RSUs, and Performance Awards was $83.7 million and is expected to be recognized over a weighted average period of 2.5 years.

Employee Stock Purchase Plan
For the three months ended March 31, 2018 and 2017, employees purchased 77,339 shares and 52,619 shares, respectively, under the ESPP, resulting in cash proceeds of $5.6 million and $4.3 million, respectively. As of March 31, 2018, unrecognized compensation expense related to the current semi-annual ESPP offering period, which ends on August 31, 2018, was $1.5 million and is expected to be recognized over five months.
Valuation Information
The fair value of stock options and stock purchase rights granted under the Stock Plans, and the ESPP were estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	Three Months ended March 31,
	2018	2017
Stock option plans:
Risk-free interest rate	2.63%	2.04%
Expected life of options (in years)	6.08	6.08
Expected dividend yield	—%	—%
Volatility	45%	48%
Employee Stock Purchase Plan:
Risk-free interest rate	1.86%	0.69%
Expected life of options (in years)	0.50	0.50
Expected dividend yield	—%	—%
Volatility	27%	35%
Common Stock
The following numbers of shares of common stock were reserved and available for future issuance at March 31, 2018:

Reserved Shares
Options and awards outstanding under the Stock Plans	2,803,467
Shares available for future grant under the 2011 Plan	6,730,095
Shares available under the ESPP	1,879,626
Total	11,413,188
In March 2018, 342,276 additional shares were reserved under the ESPP, and 1,711,384 additional shares were reserved under the 2011 Plan, pursuant to the automatic increase provisions in each plan.
Stock Repurchase Program
In August 2017, the Company’s audit committee, under the authority delegated to it by the Company’s board of directors, approved a new stock repurchase program under which the Company is authorized to repurchase up to $250.0 million of its common stock. This authorization expires in August 2020. All shares are retired upon repurchase. During the three months ended March 31, 2018, the Company repurchased a total of 159,141 shares for $14.7 million. As of March 31, 2018, $200.0 million remained available for future repurchases under the program.
ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements may include words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “target,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project,” “continue,” or other wording indicating future results or expectations. These forward-looking statements include, but are not limited to, statements about:

•	expectations regarding demand for home purchases;

•	the impact of changes in mortgage interest rates, home sale activity and regulatory changes;

•	the impact of seasonality of our revenues;

•	estimates of the percentage of our revenues that have direct sensitivities to volume;

•	changes in mortgage originator, lender, investor or service provider behavior and any related impact on the residential mortgage industry;

•	our revenue and cost forecasts and drivers;

•	the number of estimated Encompass closed loans;

•	anticipated benefits of our new solutions;

•	anticipated timing of roll-out of new solutions and features;

•	our planned offerings to address regulatory changes;

•	our planned investments;

•	the anticipated benefits and growth prospects from our acquisitions ;

•	the timing of future acquisitions of businesses, solutions or technologies and new product launches;

•	our acquisition strategy;

•
our belief that believe that our existing cash, cash equivalents, and short-term investments will be sufficient to fund capital expenditures, operating expenses and other cash requirements for at least the next 12 months; and

•	our planned stock repurchases.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q. You should not rely upon forward-looking statements as predictions of future events. The outcomes of the events described in these forward-looking statements are subject to substantial risks, uncertainties and other factors described in Part II, Item 1A “Risk Factors,” and elsewhere, in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements.
In this report, references to “Ellie Mae,” the “Company,” “we,” “our,” or “us” refer to Ellie Mae, Inc., unless the context requires otherwise.
Overview
We are the leading cloud-based platform provider for the mortgage finance industry. Our technology solutions are used by lenders to originate and close residential mortgage loans. Banks, credit unions and mortgage lenders use our Encompass® all-in-one mortgage management solution to originate and fund mortgages and improve compliance, loan quality, and efficiency.
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

The Ellie Mae Network electronically connects approximately 191,000 mortgage professionals using Encompass to the broad array of third-party service providers, mortgage lenders and investors integral to the origination and funding of residential mortgages. During the mortgage origination process, mortgage originators may order various services through the Ellie Mae Network, including credit reports; product eligibility and pricing services; automated underwriting services; appraisals; title reports; insurance; flood certifications and flood insurance; compliance reviews; fraud detection; document preparation; and verification of income, identity, and employment. Mortgage originators can also initiate secure data transmission to and from lenders and investors.
In October 2017, we acquired Velocify, Inc. (“Velocify”), a cloud-based sales engagement platform that provides customers the capabilities to generate and manage leads and customer relationships.
On January 1, 2018, we adopted the Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) including its subsequent amendments (collectively “Topic 606”) for all open contracts as of January 1, 2018 using the modified retrospective method. Prior period amounts were not adjusted and are reported under Topic 605, Revenue Recognition.
Our revenues are generated primarily from subscriptions to the company-hosted Encompass Software that customers access through the Internet, including customers who pay fees based on the number of loans they close, or success basis, subject to monthly base fees, which we refer to as Success-Based Pricing, and related professional services such as consulting, implementation, and training services. Our revenues also include software related services that are sold on a transactional basis, as well as Ellie Mae Network fees, fees for education and training, loan product, policy and guideline data and analytics services that are provided under the AllRegs brand.
Our revenues typically, but not always, track the seasonality of the residential mortgage industry, with increased activity in the second and third quarters and reduced activity in the first and fourth quarters as home buyers tend to purchase their homes during the spring and summer in order to move to a new home before the start of the school year. Mortgage volumes are also impacted by other factors such as interest rate fluctuations, home sale activity, regulatory changes such as the TILA-RESPA Integrated Disclosure rule which became effective in October 2015, and general economic conditions, which can lead to departures from the typical seasonal pattern. In the first quarter of 2018, mortgage volumes declined relative to the first quarter of 2017 due to an increase in mortgage interest rates resulting in a lower number of refinancings. This had the effect of reducing the number of closed loans per active user on our platform in the first quarter of 2018 relative to the same period in 2017. Although the market is expected to transition to one in which increasing volumes are driven primarily by demand for home purchases, a tight housing supply in certain markets is currently limiting the rate of growth in purchase volumes.
In spite of lower industry volume, we continued to experience period-over-period increases in revenues as our customers use our platform to process an increasing percentage of loans originated in the United States and we are able to increase the revenue we earned per loan. This was achieved by the continued addition of new users and the increased adoption of our broader service offerings by our customers.
We currently estimate that approximately 25% to 35% of our revenues have some direct sensitivity to volume. The base fee portion of success based revenues, subscription revenues, and professional services revenues are generally not affected by fluctuations in mortgage origination volume. However, the impact on our revenues from a substantial decline in mortgage volumes is difficult to predict. Please refer to the risks relating to a decline in mortgage lending volumes described in Part II, Item 1A “Risk Factors” for additional information.
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
In 2017 and the first quarter of 2018, we increased our investment in our platform, research and development, technology infrastructure, and data security in an effort to support our growing user base. This includes the roll out of our Connect solutions in 2017, the development of our hybrid cloud infrastructure, and the development of our next generation Encompass platform and capabilities, which we expect to continue to progressively roll out to customers this year and 2019. The amortization expense of capitalized costs associated with our Connect solutions and intangible assets from the Velocify acquisition resulted in a decrease in our gross margin and increased operating expenses in the first quarter of 2018 as compared to the same period in 2017. Conversely, capitalized costs associated with solutions that we have not yet introduced are reflected as an asset on our Condensed Consolidated Balance Sheet.

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
We are responding to these trends as follows:
Greater focus on operational efficiencies. The average total production cost per loan was $8,475 in the fourth quarter of 20171. We expect operational costs to continue to be a significant consideration for mortgage originators due to the continuously changing regulatory environment and heightened quality standards. By automating many of the functions of mortgage origination, we enable our users to comply with regulations and process quality loans more efficiently and effectively. This reduces the cost of originating loans and lowers the risk of buy-back demands from investors resulting from poorly originated or documented loans or loans that fail to comply with applicable regulations. We continually address the changing needs of our customers by developing and enhancing tools to allow for simplified regulatory compliance, increased availability of information, and enhanced system functionality and performance.
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

________________

(1)	Mortgage Bankers Association, Independent Mortgage Bank Production Profits Down in Fourth Quarter 2017, March 23, 2018.

Changes in regulation affecting lenders and investors. Regulations continue to be subject to change, and many regulatory reforms have significantly increased the complexity and importance of regulatory compliance. We devote considerable resources to continually upgrade our software to help our customers address regulatory changes. We offer Encompass Compliance Service, which analyzes mortgage loan data for compliance with consumer protection laws and institutionally mandated compliance policies and also alerts users to possible violations of these laws and policies. In addition, we have a staff of attorneys who work with compliance experts and help ensure that documents prepared using our software and the processes recommended by the Encompass workflow comply with applicable rules and regulations. For example, additional tools and product updates were required to address the Ability-to-Repay/Qualified Mortgage and Federal and State High Cost rules that became effective in January 2014. In addition, we updated certain of our products to comply with the TILA-RESPA Integrated Disclosure rule changes that took effect in October 2015 and we will provide a complete offering of readiness initiatives, tools and training programs in advance of the 2018 Home Mortgage Disclosure Act and Regulation C collection and reporting changes. We believe we are well-positioned to help our customers comply with changing regulatory requirements as they are published and become effective. However, changes to existing laws or regulations or adoption of new laws or regulations relating to the residential mortgage industry could require us to incur significant costs to update our products and services so that our customers remain compliant with such laws and regulations.
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
This quarter we have provided what we believe is an improved set of supplemental metrics to align with how management evaluates our business as described above. We believe these metrics provide better visibility into the fundamentals of our business.
Our key operating metrics are defined below.
Contracted revenues. Contracted revenues are those revenues that are fixed by the terms of a contract and are generally not affected by fluctuations in mortgage origination volume. These revenues consist of the base fee portion of Success-Based Pricing revenues, monthly per-user subscription revenues, professional services revenues, and subscription revenues paid for products other than Encompass.
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
Estimated Encompass closed loans. “Encompass Loans” is an estimate of the number of loans originated by Encompass users, calculated as loans originated by our Success-Based Pricing customers, which does not include certain brokered loans or correspondent purchased loans, plus an estimate of the number of loans originated by Encompass customers who are on purely subscription, or SaaS, licenses, which estimate is derived by applying the ratio of active Success-Based Pricing customers to loans originated by these customers to the number of active SaaS users of Encompass for the same period of time.
Revenues per loan. This is all our revenues for the applicable period of time divided by Estimated Encompass closed loans originated during the same period.
The following table shows these operating metrics as of and for the three months ended March 31, 2018 and 2017:

	Three Months ended March 31,
	2018	2017
Revenues (in thousands):
Revenues	$117,912	$93,002
Contracted revenues	$82,804	$62,858
Users:
Active users	190,656	171,579
Average active users during the period	188,385	168,775
Loans:
Estimated Encompass closed loans	553,000	515,000
Revenues per loan	$213	$181
Basis of Presentation
General
Our consolidated financial statements include the accounts of Ellie Mae, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.
Revenue Recognition
Effective January 1, 2018, we apply the provisions of Topic 606 for revenue recognition on contracts with customers. Pursuant to Topic 606, we recognize revenues under the core principle to depict the transfer of control to our customers in an amount reflecting the consideration to which we expect to be entitled. In order to achieve that core principle, the following five step approach is applied:

•	Identification of the contract, or contracts, with a customer;

•	Identification of the performance obligations in the contract;

•	Determination of the transaction price;

•	Allocation of the transaction price to the performance obligations in the contract; and

•	Recognition of revenue when, or as, we satisfy a performance obligation.
We generate revenues primarily from hosted software services, transaction-based fees and related services, including professional services and our annual user conference, and recognizes revenues as performance obligations are satisfied. Sales taxes assessed by governmental authorities are excluded from transaction price.
Our revenues are generated from the Company-hosted Encompass software subscriptions that customers access through the Internet. Our revenues are also comprised of fees for software services sold both as a subscription and on a transactional basis, including fees based on a per closed loan, or success basis, subject to monthly base fees, which we refer to as Success-Based Pricing, as well as Ellie Mae Network fees, fees for loan product, policy and guideline data and analytics services under the AllRegs brand, fees for lead management, marketing and customer relationship management, and fees for professional services which include consulting, implementation, and education and training services.

Cost of Revenues and Operating Expenses
Cost of Revenues
Our cost of revenues consists primarily of: salaries and benefits, including stock-based compensation expense; data center operating costs; depreciation on data center computer equipment; amortization of internal-use software and acquired intangible assets such as developed technology and trade names; customer support; professional services associated with implementation of our software; third-party royalty expenses; and allocated facilities costs. We expect that our cost of revenues will continue to increase in absolute dollars as our revenues increase, as we make additional and accelerated investments to bolster our infrastructure and enhance our system capacity, reliability, and data security, as we place new internal-use software into service, as we pursue additional strategic acquisitions, and as we continue to hire personnel in our implementation and customer support departments to support new customers and provide new services. We anticipate that we will continue to invest in key areas such as development of internal-use software, professional services, technical support, data security, and data center infrastructure to better support our customers and further differentiate ourselves. This includes development of our next generation Encompass platform, which we expect to continue to roll out to customers throughout 2018 and 2019.
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
Income Taxes
Our tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, we update our estimate of the annual effective tax rate and, if the estimated annual effective tax rate changes, we make a cumulative adjustment in such period.
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
Critical Accounting Policies and Estimates
There have been no significant changes during the three months ended March 31, 2018 to our critical accounting policies and estimates previously disclosed in our 2017 Form 10-K except in relation to our adoption of Topic 606 as discussed in Notes 2 and 3 of the Notes to Condensed Consolidated Financial Statements.
Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months ended March 31,
	2018	2017
	(in thousands)
Revenues	$117,912	$93,002
Cost of revenues(1)	49,347	34,768
Gross profit	68,565	58,234
Operating expenses:
Sales and marketing(1)	23,064	19,380
Research and development(1)	22,489	17,407
General and administrative(1)	26,314	16,942
Total operating expenses	71,867	53,729
Income (loss) from operations	(3,302)	4,505
Other income, net	848	501
Income (loss) before income taxes	(2,454)	5,006
Income tax benefit	(4,658)	(4,593)
Net income	$2,204	$9,599
________________
(1) Stock-based compensation included in the above line items:

	Three Months ended March 31,
	2018	2017
	(in thousands)
Cost of revenues	$1,894	$1,444
Sales and marketing	1,556	1,176
Research and development	2,534	1,861
General and administrative	3,548	3,370
	$9,532	$7,851

	Three Months ended March 31,
	2018	2017

Revenues	100.0%	100.0%
Cost of revenues	41.9	37.4
Gross profit	58.1	62.6
Operating expenses:
Sales and marketing	19.6	20.8
Research and development	19.1	18.7
General and administrative	22.2	18.2
Total operating expenses	60.9	57.7
Income (loss) from operations	(2.8)	4.9
Other income, net	0.7	0.5
Income (loss) before income taxes	(2.1)	5.4
Income tax benefit	(4.0)	(4.9)
Net income	1.9%	10.3%
Comparison of the Three Months Ended March 31, and 2017
Revenues

	Three Months ended March 31,
	2018	2017
	(dollars in thousands)
Revenues	$117,912	$93,002
Three months ended March 31, 2018. Total revenues increased $24.9 million, or 26.8%, for the three months ended March 31, 2018 as compared to the same period in 2017. The increase in revenues is primarily due to an increase in revenue per loan to $213 from $181, which was primarily driven by an increase in Encompass closed loans to 553,000 from 515,000, and increased adoption of our service offerings, as a result of a larger user base.
Gross Profit

	Three Months ended March 31,
	2018	2017
	(dollars in thousands)
Gross profit	$68,565	$58,234
Gross margin	58.1%	62.6%
Gross profit increased by $10.3 million and gross margin decreased by 4.5% during the three months ended March 31, 2018 as compared to the same period in 2017. The decrease in gross margin was primarily the result of a $4.9 million increase in amortization related to intangibles acquired from the Velocify acquisition, a $4.1 million increase in salaries, employee benefits, and stock-based compensation expenses associated with additional headcount, $3.4 million increase in amortization related to internal-use software and depreciation related to infrastructure hardware and a $2.0 million increase in expenses related to upgrades and services to our data centers hardware and technology as we increase capacity to accommodate new customers through our hybrid cloud architecture.

Sales and Marketing

	Three Months ended March 31,
	2018	2017
	(dollars in thousands)
Sales and marketing	$23,064	$19,380
Sales and marketing as a % of revenues	19.6%	20.8%
Sales and marketing expenses increased by $3.7 million, or 19.0%, for the three months ended March 31, 2018 as compared to the same period in 2017. Sales and marketing expenses as a percentage of revenues decreased by 1.2%. The increase in sales and marketing expenses was primarily due to a $2.6 million increase in salaries, employee benefits, and stock-based compensation expenses related to increased headcount.
Research and Development

	Three Months ended March 31,
	2018	2017
	(dollars in thousands)
Research and development	$22,489	$17,407
Research and development as a % of revenues	19.1%	18.7%
Research and development expenses increased by $5.1 million, or 29.2%, for the three months ended March 31, 2018 as compared to the same period in 2017. Research and development expenses as a percentage of revenues remained relatively flat. The increase in research and development expenses was primarily driven by salaries, employee benefits, and stock-based compensation expenses related to increased headcount as we continued to invest in our products and services.
General and Administrative

	Three Months ended March 31,
	2018	2017
	(dollars in thousands)
General and administrative	$26,314	$16,942
General and administrative as a % of revenues	22.2%	18.2%
General and administrative expenses increased by $9.4 million, or 55.3%, for the three months ended March 31, 2018 as compared to the same period in 2017. General and administrative expenses as a percentage of revenues increased by 4.1%. The increase in general and administrative expenses was primarily due to a $3.0 million increase in professional services related to the adoption of the new revenue recognition standard, a $2.9 million increase in salaries, employee benefits, and stock-based compensation related to increased headcount, and a $1.5 million increase in third-party service fees due to consulting services related to the adoption of the new revenue recognition standard.
Income Tax Provision

	Three Months ended March 31,
	2018	2017
	(dollars in thousands)
Income tax benefit	$(4,658)	$(4,593)
Effective tax rate	189.8%	(91.7)%
Our effective tax rate was 189.8% and (91.7)% for the three months ended March 31, 2018 and 2017, respectively. For the three months ended March 31, 2018, our effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the discrete impact of the excess tax benefits from stock-based compensation and the reduced state blended income tax rate. For the three months ended March 31, 2017, our effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to the discrete impact of excess tax benefits from stock-based compensation as well as non-deductible stock-based compensation and federal R&D credits.

The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance for companies that are not able to complete their accounting for the income tax effects of the Tax Cuts and Job Act (“Tax Act”) in the period of enactment. The guidance allows us to record provisional amounts to the extent a reasonable estimate can be made and provides us with up to one year from enactment date to finalize the accounting for the impact of the Tax Act. Since the Tax Act was passed in our fourth quarter of 2017, we continue to perform an impact analysis on the Tax Act on an ongoing basis. The analysis is expected to be completed within the 12-month measurement period which is our fourth quarter of 2018.
For further discussion of our income tax provision, see Note 8 of Notes to Condensed Consolidated Financial Statements.
Liquidity and Capital Resources
As of March 31, 2018, we had cash, cash equivalents, and short-term investments of $231.3 million and long-term investments of $83.6 million. Cash and cash equivalents consist of cash, money market accounts, and highly liquid investments purchased with an original maturity of three months or less. Both short and long-term investments consist of U.S. government notes, and U.S. government agency securities, corporate bonds and obligations, certificates of deposit and municipal obligations.
We believe that our existing cash, cash equivalents, and short-term investments will be sufficient to fund capital expenditures, operating expenses and other cash requirements for at least the next 12 months. We have used our cash and investments to repurchase our stock and may continue to do so in the future periods. Acquisitions that we enter into are funded by our cash and investments or require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
The following table sets forth our statement of cash flows data for the periods presented:

	Three Months ended March 31,		Net
	2018	2017	Change
	(in thousands)
Net cash provided by (used in) operating activities	$6,401	$(1,422)	$7,823
Net cash used in investing activities	(13,093)	(47,822)	34,729
Net cash provided by (used in) financing activities	(13,664)	3,263	(16,927)
Net decrease in cash and cash equivalents	$(20,356)	$(45,981)	$25,625
Operating Activities
Cash provided by operating activities consists of net income adjusted for non-cash items and changes in operating assets and liabilities.
Cash provided by operating activities for the three months ended March 31, 2018 increased by $7.8 million as compared to the same period in 2017. The increase in cash provided by operating activities was primarily due to increased revenue and related cash collections, partially offset by higher payments for operating expenses primarily driven by increased headcount, payments related to the integration of Velocify, and an increase in professional and consulting services due to the adoption of the new revenue standard.
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
Cash used in investing activities of $13.1 million for the three months ended March 31, 2018 was primarily the result of $8.5 million in expenditures for purchases of property, including capital improvements to our corporate headquarters, investments to bolster our infrastructure and enhance our system capacity, reliability, and security, and $17.2 million in expenditures incurred to develop internal-use software and website applications, including the development of our next generation Encompass platform. We also incurred $12.4 million in net purchases of investments.
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
Cash used in financing activities of $13.7 million for the three months ended March 31, 2018 consisted primarily of $14.7 million in common stock repurchases and $6.7 million in tax payments related to shares withheld for vested RSUs, partially offset by $7.8 million in proceeds from employee stock purchases and the exercise of stock options.
Cash provided by financing activities of $3.3 million for the three months ended March 31, 2017 consisted primarily of $7.3 million in proceeds from employee stock purchases and the exercise of stock options, partially offset by $4.0 million in payments on capital leases and tax payments related to shares withheld for vested RSUs.
Off Balance Sheet Arrangements
As of March 31, 2018, we had no off-balance sheet arrangements, and operating leases were the only financing arrangements not reported on our condensed consolidated financial statements.
Contractual Obligations
During the three months ended March 31, 2018, there have been no material changes to our contractual obligations outside the ordinary course of business from those specified in the 2017 Form 10-K.
ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We believe that there have been no significant changes in our market risk exposures for the three months ended March 31, 2018, as compared with those discussed in our 2017 Form 10-K.
ITEM 4—CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
Beginning January 1, 2018, we adopted Topic 606, the new revenue recognition standard. We implemented changes to our revenue recognition policies and processes to support the adoption and we have also updated internal controls over financial reporting to ensure compliance with the new accounting and disclosure rules. Except in relation to our adoption of Topic 606, there were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1—LEGAL PROCEEDINGS
On December 1, 2017, a pension fund and stockholder purporting to act on our behalf filed a derivative lawsuit in the Superior Court of California for the County of Alameda, captioned United Association of Plumbers and Pipefitters, Journeymen, Local #38 Defined Benefit Pension Plan v. Jonathan H. Corr, et al. (Case No. RG17884445). The lawsuit purports to assert claims against certain of our officers and directors for insider trading under California law, breach of fiduciary duty, corporate waste, and unjust enrichment based on allegations that: (1) we overstated our financial prospects in public filings between February 10, 2017 and July 27, 2017; and (2) certain of our officers and directors sold shares during this same period. Plaintiff seeks unspecified monetary damages, attorneys’ fees and costs, as well as certain changes to our corporate governance and internal procedures. Our demurrer to plaintiff’s complaint was filed on February 15, 2018. Plaintiff has opposed our demurrer and we have filed a reply in support of our demurrer. On May 8, 2018, the court sustained our demurrer with leave to amend within 30 days.
From time to time, we are involved in litigations that we believe are of the type common to companies engaged in our line of business, including commercial and employment disputes. As of the date of this Quarterly Report on Form 10-Q, we are not involved in any other pending legal proceedings whose outcome we expect to have a material adverse effect on our financial position, results of operations or cash flows. However, litigation is unpredictable and excessive verdicts, both in the form of monetary damages and injunctions, could occur. In the future, litigation could result in substantial costs and diversion of resources, and we could incur judgments or enter into settlements of claims that could have a material adverse effect on our business.

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
We host our applications and serve our customers from third-party data centers located within the United States. We utilize a hybrid cloud approach to our third-party data centers consisting of (i) two primary production data centers, located in Santa Clara, California and Elk Grove (Chicago), Illinois, which are each hosted by a third-party service provider, as well as third party data centers located in St. Louis, Missouri and Richardson, Texas, which host our Encompass CRM and Velocify products, and (ii) a network of Amazon Web Services (“AWS”) data centers within the United States which provides a distributed computing infrastructure platform for business operations. We maintain regular oversight but have little direct control over our third party data centers. In the case of AWS, we do not control any aspects of the AWS data center operations and do not own any of the underlying computing hardware. We rely on these third-party service providers to provide continuous and uninterrupted access to our products and services, including Encompass and the Ellie Mae Network. If for any reason our relationship with any of these third parties were to end unexpectedly, it could require a significant amount of time to transition the hosting of our computing infrastructure to new third-party service providers.
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
Changes to existing laws or regulations or adoption of new laws or regulations relating to the residential mortgage industry or mortgage lending may require us to incur significant costs to update our products and services so that our customers remain compliant with such laws and regulations. Our Encompass Compliance Service analyzes mortgage loan data for compliance with consumer protection laws and institutionally mandated compliance policies and must continually be updated to incorporate changes to such laws and policies. The Dodd-Frank Act has caused and will continue to cause us to make similar updates to Encompass, Encompass Compliance Service, Encompass Product and Pricing Service, Encompass Docs Solution, TQL, and the Ellie Mae Network to address, among other things, regulations that protect consumers against unfair, deceptive, and abusive practices by lenders. For example, additional tools and product updates were required to address the Ability-to-Repay/Qualified Mortgage and

Federal and State High Cost rules that became effective in January 2014. In addition, we have updated certain products to comply with the TILA-RESPA Integrated Disclosure rule changes and the 2013 Loan Originator Rule under the Truth in Lending Act (Regulation Z) that became effective on October 3, 2015. The final rule amending Regulation C to implement amendments to the Home Mortgage Disclosure Act made by section 1094 of the Dodd-Frank Act was published on October 15, 2015. It includes various effective compliance dates, starting with January 1, 2017 through May 30, 2020. The final “Qualified Residential Mortgage” rule which implements the risk retention requirements in the Dodd-Frank Act became effective on December 24, 2015. On August 23, 2016, Fannie Mae and Freddie Mac published the first material updates to the Uniform Residential Loan Application (“URLA”) in more than 20 years. In September 2017, Fannie Mae and Freddie Mac announced that lenders may begin using the redesigned URLA starting in July 2019 and they will require the use of the redesigned URLA for all new loan applications beginning in February 2020. These additions and updates have caused us to incur significant expense, and future updates will likely cause us to incur similar significant expense. For example, if the new U.S. presidential administration and U.S. Congress significantly change or repeal the mortgage lending portions of the Dodd-Frank Act or the Consumer Financial Protection Bureau announces new rules or repeals previously announced rules, we may need to incur significant expense to make updates to our products and services.
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
Mortgage lending volume decreased in the first quarter of 2018 relative to 2017 and may continue to decrease materially for the remainder of 2018 and future years. Such a decrease and a continued decline in mortgage lending volumes could materially adversely affect our business and our operating results. A decline in mortgage lending volume could reduce the closed loan fees we receive as well as fees for transactions on our platform, including Ellie Mae Network transaction fees. In addition, a substantial decline in mortgage lending volumes by our customers could result in a reduction of Encompass users, consolidation of our customers with other lenders that do not use Encompass, or cessation of operations by our customers, in each case which would decrease the base fee portion of success based revenues, subscription revenues and professional services revenues we receive from our customers. Furthermore, the volumes of mortgages originated by our customers may decline more than the volume of mortgages originated by lenders who do not use Encompass. Factors that adversely impact mortgage lending volumes include increasing mortgage interest rates, reduced consumer and investor demand for mortgages, more stringent underwriting guidelines, decreased liquidity in the secondary mortgage market, high levels of unemployment, high levels of consumer debt, lower consumer confidence, changes in tax and other regulatory policies (including the passage of the Tax Act), the number of existing mortgages eligible for refinancing, the available inventory of housing, and other macroeconomic factors.
Mortgage interest rates are influenced by a number of factors, including monetary policy. The Federal Reserve Bank raised the target federal funds rate by 0.25% in each of March 2017, June 2017, December 2017, and March 2018, the most recent increase from 1.50% to 1.75%, and signaled that the federal funds rate could be increased further over the coming months and years. The increase in the federal funds rate since December 2016 has contributed to an increase in mortgage interest rates in 2017 and may result in future mortgage interest rate increases. Increases in mortgage interest rates materially reduced the volume of new mortgages originated in the first quarter of 2018 relative to 2017, in particular the volume of mortgage refinancings, and future increases may further decrease the volume of new mortgages originated. Furthermore, changes in tax law may have an impact on the number of mortgages originated. The Tax Act, which was enacted in December 2017 and which limits the deductibility of mortgage interest and local property taxes for federal income tax purposes, as well as increases the standard deduction (reducing the number of United States. tax payers who itemize deductions), may have a negative effect on the number of mortgages originated. In addition, our revenues typically, but not always, track the seasonality of the residential mortgage industry, with increased activity in the second and third quarters and reduced activity in the first and fourth quarters as home buyers tend to purchase their homes during the spring and summer in order to move to a new home before the start of the school year. As a result, a higher percentage of our revenues have historically been recognized during those quarters.

A failure in our continued operation of revenue controls and procedures under Topic 606, the new revenue recognition standard, may impact our ability to produce accurate and timely financial statements, which could have a material adverse effect on our business and the market price of our common stock.
Our adoption of Topic 606 required us to make significant updates to our financial information technology systems, significant modifications to our accounting controls and procedures and continues to place a significant burden on our accounting and information technology teams, both financially and through the expenditure of management time. Many of these updates and modifications remain in process as we evolve our systems and controls. We have been able to make timely reporting requirements as of the date of this Quarterly Report on Form 10-Q, however, the significant system and process updates required for the efficient operation of our revenue process under ASC 606 remain an on-going initiative with no assurance that we will continue to be successful in meeting our reporting requirements. Our failure to meet our reporting obligations could have a material adverse effect on our business and the market price of our common stock. Furthermore, due to the implementation of Topic 606 and the changes we’re making to our internal control environment to adopt Topic 606, there is an increased risk that we fail to maintain an effective internal control environment. Our failure to maintain an effective internal control environment may, among other things, result in material misstatements in our financial statements and failure to meet our reporting obligations.
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
To grow our base of Ellie Mae Network participants, we must continue to enhance the features and functionality of the Ellie Mae Network, including the Application Program Interfaces (“APIs”) we make available to Ellie Mae Network providers. In addition, increasing the number of settlement service and other transactions effected through the Ellie Mae Network will depend, in part, on third-party service providers enhancing their technical capabilities, which is largely beyond our control.
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
We have experienced, and are continuing to experience, a period of rapid growth in our customers, headcount, and operations. We have grown from approximately 900 employees as of December 31, 2015 to approximately 1,500 employees as of March 31, 2018, and have also significantly increased the number of customers and loans originated using Encompass. We anticipate that we will significantly expand our operations in the near term and will continue to expand our loans originated on our platform. This growth has placed, and future growth will place, a significant strain on our management, general and administrative resources, and operational infrastructure.
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
The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to complete acquisitions successfully. Moreover, if such acquisitions require us to seek additional debt or equity financing, we may not be able to obtain such financing on terms favorable to us or at all. Acquisitions and investments involve numerous risks which may have a negative impact on our results of operations, including:

•	write-offs of acquired assets or investments;

•	potential financial and credit risks associated with acquired customers;

•	unknown liabilities associated with the acquired businesses;

•	unanticipated expenses related to acquired technology and its integration into existing technology;

•	limitations to our ability to recognize revenue from acquired deferred revenues;

•	the potential loss of key employees;

•	depreciation and amortization of amounts related to acquired intangible assets, fixed assets, and deferred compensation; and

•	adverse tax consequences of any such acquisitions.
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

Potential structural changes in the U.S. residential mortgage industry, in particular, plans to diminish the role of Fannie Mae and Freddie Mac, could disrupt the residential mortgage market and have a material adverse effect on our business.
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
We have registered “Ellie Mae,” “Encompass,” “Velocify,” and “AllRegs” and certain of our other trademarks as trademarks in the United States. Competitors may adopt service names similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the terms Ellie Mae, Encompass, or our other trademarks.
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

For example, as discussed in more detail below, our implementation of Topic 606, a new revenue recognition standard which became effective on January 1, 2018 and as more fully described in Note 2 “Basis of Presentation and Significant Accounting Policies”, required significant updates to our financial technology systems. The timely and precise implementation of necessary systems updates for Topic 606 are critical to our ability to properly record and recognize revenue and any errors resulting from this implementation would have, and may continue in the future to, among other things, result in significant deficiencies or material weaknesses in our internal controls.
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
On December 22, 2017, the President of the United States signed into law the Tax Act that significantly revises the Internal Revenue Code of 1986, as amended.  The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits.  Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law on our business and financial condition is uncertain.
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
The trading price of our common stock may be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in our filings with the Securities and Exchange Commission (“SEC”), these factors include:

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
Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and affect the reporting of transactions completed before the announcement of a change. For example, the adoption of Topic 606, a new revenue recognition standard, which became effective for us on January 1, 2018, is likely to have an impact on the timing of revenue recognition of our Encompass subscription and professional services revenues. There could also be a material impact to the scope of costs deferred to obtain customer contracts and the timing of recognition of these costs. Refer to Note 2 “Basis of Presentation and Significant Accounting Policies” in the notes to our consolidated financial statements for additional information on the recent accounting pronouncements and the potential impact on us.
Our stock repurchase programs may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock.
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
Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.
Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware is the sole and exclusive forum for  (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors or officers or other employees to us or our stockholders, (3) any action asserting a claim against us or any of our directors or officers or other employee arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our bylaws or (4) any action asserting a claim against us or any of our directors, officers, stockholders or employees governed by the internal affairs doctrine. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits. If a court were to find this choice of forum provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our results of operations and financial condition.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases Of Equity Securities By The Issuer And Affiliated Purchasers
The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as the term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of our common stock during the three months ended March 31, 2018:

			Total Number	Approximate
			of Shares	Dollar Value or
	Total		Purchased as	Shares that May
	Number of	Average	Part of Publicly	Yet be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs (1)
January 1, 2018 to January 31, 2018	—	$—	—	$214,756,434
February 1, 2018 to February 28, 2018	78,160	$91.08	78,160	$207,637,528
March 1, 2018 to March 31, 2018	80,981	$94.10	80,981	$200,016,889
_________________
(1) In August 2017, our audit committee, under the authority delegated to it by our board of directors, approved a new stock repurchase program under which we are authorized to repurchase up to $250.0 million of our common stock. This stock repurchase program expires in August 2020. All shares are retired upon repurchase.
ITEM 3—DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4—MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5—OTHER INFORMATION
Not applicable.

ITEM 6—EXHIBITS

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Bylaws of Ellie Mae, Inc.

10.1#	Form of Notice of Grant and Grant Agreement of 2018 Performance Shares for Senior Executives under the Ellie Mae, Inc. 2011 Equity Incentive Award Plan.

10.2#	Offer letter, dated as of January 10, 2018, by and between Ellie Mae, Inc. and Carina Cortez.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_________________

(1)	Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on February 26, 2018, and incorporated herein by reference.

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

ELLIE MAE, INC.

Date:	May 9, 2018	By:	/s/ Matthew LaVay
Matthew LaVay
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized signatory)