Form 10-Q
period 2018-06-30
ELLIE MAE INC
filed 2018-08-07
CIK 1122388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:
As of July 31, 2018:

Class	Number of Shares
Common Stock, $0.0001 par value	34,639,962

PART I—FINANCIAL INFORMATION
ITEM 1—CONDENSED FINANCIAL STATEMENTS

Ellie Mae, Inc.
CONDENSED BALANCE SHEETS
(UNAUDITED)
(in thousands)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$118,312	$137,698
Short-term investments	124,640	103,345
Accounts receivable, net	50,674	43,121
Prepaid expenses and other current assets	29,629	18,474
Total current assets	323,255	302,638
Property and equipment, net	210,233	186,991
Long-term investments	81,383	107,363
Intangible assets, net	68,374	80,874
Deposits and other assets	31,636	9,290
Goodwill	144,279	144,451
Total assets	$859,160	$831,607
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$18,748	$24,913
Accrued and other current liabilities	30,675	26,188
Deferred revenues	16,992	26,287
Total current liabilities	66,415	77,388
Other long-term liabilities	17,924	18,880
Total liabilities	84,339	96,268
Stockholders' equity:
Common stock	3	3
Additional paid-in capital	667,032	649,817
Accumulated other comprehensive loss	(1,290)	(880)
Retained earnings	109,076	86,399
Total stockholders' equity	774,821	735,339
Total liabilities and stockholders' equity	$859,160	$831,607

See accompanying notes to these condensed financial statements (unaudited).

Ellie Mae, Inc.
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$125,024	$104,125	$242,936	$197,127
Cost of revenues	51,640	38,267	100,987	73,035
Gross profit	73,384	65,858	141,949	124,092
Operating expenses:
Sales and marketing	19,541	13,860	42,605	33,240
Research and development	24,586	16,046	47,075	33,453
General and administrative	23,894	18,727	50,208	35,669
Total operating expenses	68,021	48,633	139,888	102,362
Income from operations	5,363	17,225	2,061	21,730
Other income, net	924	762	1,772	1,263
Income before income taxes	6,287	17,987	3,833	22,993
Income tax benefit	(3,211)	(836)	(7,869)	(5,429)
Net income	$9,498	$18,823	$11,702	$28,422
Net income per share of common stock:
Basic	$0.28	$0.55	$0.34	$0.84
Diluted	$0.27	$0.52	$0.33	$0.79
Weighted average common shares used in computing net income per share of common stock:
Basic	34,337	34,029	34,240	33,866
Diluted	35,742	35,909	35,693	35,772

Net income	$9,498	$18,823	$11,702	$28,422
Other comprehensive income, net of taxes:
Unrealized gain (loss) on investments	127	(103)	(410)	(45)
Comprehensive income	$9,625	$18,720	$11,292	$28,377

See accompanying notes to these condensed financial statements (unaudited).

Ellie Mae, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,702	$28,422
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,179	16,282
Amortization of acquisition-related intangibles	12,500	2,156
Stock-based compensation expense	20,194	16,361
Deferred income taxes	(7,869)	(5,662)
Others	287	(139)
Changes in operating assets and liabilities:
Accounts receivable, net	(7,553)	(6,183)
Prepaid expenses and other current assets	(2,968)	(3,757)
Deposits and other assets	(3,416)	194
Accounts payable	(1,715)	2,677
Accrued, other current and other long-term liabilities	2,968	(10,243)
Deferred revenues	(5,243)	(5,087)
Net cash provided by operating activities	42,066	35,021
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(14,194)	(21,800)
Acquisition of internal-use software	(33,260)	(25,478)
Purchases of investments	(74,084)	(181,760)
Maturities of investments	78,088	28,076
Other investing activities, net	172	—
Net cash used in investing activities	(43,278)	(200,962)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capital lease obligations	(57)	(553)
Proceeds from issuance of common stock under employee stock plans	11,753	10,207
Payment of issuance costs relating to common stock issued in public offering	—	(15)
Payments for repurchase of common stock	(14,740)	—
Tax payments related to shares withheld for vested restricted stock units	(15,130)	(11,401)
Net cash used in financing activities	(18,174)	(1,762)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(19,386)	(167,703)
CASH AND CASH EQUIVALENTS, Beginning of period	137,698	380,907
CASH AND CASH EQUIVALENTS, End of period	$118,312	$213,204

See accompanying notes to these condensed financial statements (unaudited).

Ellie Mae, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
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
NOTE 2—Basis of Presentation and Significant Accounting Policies
The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on March 1, 2018 (“2017 Form 10-K”).
The condensed balance sheet as of December 31, 2017, included herein, was derived from the audited financial statements as of that date but does not include all disclosures, including notes, required by U.S. GAAP.
The presentation of the condensed financial statements in this Quarterly Report on Form 10-Q reflects the merger of all wholly-owned subsidiaries of the Company with and into the Company effective December 31, 2017. The Statements of Condensed Comprehensive Income for the three and six months ended June 30, 2017 and the Condensed Statement of Cash Flow for the six months ended June 30, 2017 are consolidated with Ellie Mae’s then subsidiaries Mavent Holding’s Inc. and Mavent Inc.
In the opinion of management, the accompanying unaudited condensed financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year ending December 31, 2018 or any future period.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.
Use of Estimates
The preparation of condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management evaluates estimates on a regular basis including those relating to revenue recognition, allowance for doubtful accounts, goodwill, intangible assets, valuation of deferred income taxes, stock-based compensation, and unrecognized tax benefits, among others. Actual results could differ from those estimates, and such differences may have a material impact on the Company’s condensed financial statements and footnotes.
Segment Information
The Company operates in one industry—mortgage-related software and services. The Company’s chief operating decision maker is its chief executive officer, who makes decisions about resource allocation and reviews financial information presented as a single segment. Accordingly, the Company has determined that it has a single reporting segment and operating unit structure, specifically technology-enabled solutions to help streamline and automate the residential mortgage origination process in the United States.
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
The Company generates revenues primarily from hosted software services, transaction-based fees and related services including professional services and its annual user conference, and recognizes revenues as performance obligations are satisfied. For services where the customer simultaneously receives and consumes the benefit from the Company's performance, revenues are recognized over time using an output method based on the passage of time as this provides a faithful depiction of the transfer of control. Under Company-hosted Encompass software subscriptions that customers access through the Internet, revenues are comprised of fees for software services sold both as a subscription and on a variable basis. Variable fees include fees based on a per closed loan, or success basis, subject to monthly base fees, which the Company refers to as Success-Based Pricing. Other hosted subscription services consist of policy and guideline data and analytics services under the AllRegs brand, fees for lead management, marketing and customer relationship management. Transaction-based fees are comprised of Ellie Mae Network fees and transaction fees charged for other services, including fees for loan products and the annual user conference. Fees for professional services include consulting, implementation and education and training services. Sales taxes assessed by governmental authorities are excluded from the transaction price.
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

Hosted Software Subscription Revenues.  Hosted software subscription revenues generally include a combination of the Company’s products delivered as software-as-a-service (“SaaS”) subscriptions that are a performance obligation consisting of a series of distinct services and support services. These arrangements are generally non-cancelable and do not contain refund-type provisions. These revenues typically include the following:
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
Other Subscription Revenues.  The Company provides a variety of mortgage-related and other business services, including lead management, marketing, compliance services and customer relationship management. Such services include fixed fee subscriptions and are a single performance obligation consisting of a series of distinct services. The fixed fees are recognized ratably over the contract terms as performance obligations are satisfied as this method best depicts the Company’s pattern of performance for such services.
Online Research and Data Resources Subscription Revenues.  The Company provides mortgage originators and underwriters with access to online databases of various federal and state laws and regulations and forms as well as investor product guidelines. Fixed fees are recognized over time, using an output method of the passage of time or ratably over the contract terms as performance obligations are satisfied as this method best depicts the Company’s pattern of performance for such services.
Transactional Revenues.  Transactional Revenues include the following:
Ellie Mae Network Revenues.  The Company has entered into agreements with various lenders, service providers and certain government-sponsored entities participating in the mortgage origination process to provide those suppliers with access to, and ability to interoperate with, mortgage originators on the Ellie Mae Network. The services delivered are comprised of a performance obligation consisting of a series of distinct services. The Company acts as an agent when it arranges for services to be provided by the supplier to the customer. Fixed fees are recognized ratably over the contract terms as performance obligations are satisfied as this method best depicts the Company’s pattern of performance for such services. Variable fees are recognized in the month in which they are earned.
Other Transactional Revenues. The Company provides other services delivered transactionally including automated documentation; fraud detection, valuation, validation, and risk analysis; income verification; flood zone certifications; website and electronic document management; compliance reports; and the Company’s annual user conference. Both fixed and variable fees are recognized at the point in time in which control is transferred.
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
Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), as subsequently amended, which requires lessees to put most leases on their balance sheets, but recognize the expenses on their income statements in a manner similar to current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The standard is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The Company does not intend to early adopt, and is currently gathering information and evaluating the impact of this accounting standard update on its financial statements.
In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees, with certain exceptions. ASU 2018-07 supersedes the guidance in ASC 505-50, Equity-Based Payments to Non-Employees, which previously included the accounting for non-employee awards. The standard is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The Company does not intend to early adopt and does not expect the adoption of this standard will have a material impact on its financial statements.
Standards Adopted
ASU No. 2014-09
On January 1, 2018, the Company adopted ASU 2014-09 (“Topic 606”), as subsequently amended using the modified retrospective method and applied Topic 606 to those contracts which were not completed as of January 1, 2018.
On January 1, 2018, the Company recognized the cumulative effect of initially applying Topic 606 as an adjustment to the opening balance of retained earnings and the corresponding balance sheet accounts. The impact on the Company’s opening balances is primarily related to its straight-line calculations for subscription revenue and the capitalization of additional commission costs under Topic 606. The comparative information has not been restated and continues to be reported under the accounting standards in effect in those prior periods. Refer to the tables below and Note 3 “Revenue Recognition” for additional accounting policy and transition disclosures.

The Company recognized the cumulative effect of initially applying ASC 606 as an adjustment to retained earnings in the balance sheet as of January 1, 2018 as follows:
Selected Balance Sheet Line Items

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
The following tables summarize the impacts of Topic 606 adoption on the Company's condensed financial statements for the periods ended June 30, 2018.
Selected Balance Sheet Line Items

	June 30, 2018
	(in thousands)
	As Reported	Adjustments	Balances without adoption of Topic 606
Current assets:
Accounts receivable	$50,674	$(657)	$50,017
Prepaid expenses and other current assets	$29,629	$(9,036)	$20,593
Non-current assets:
Deposits and other assets	$31,636	$(14,372)	$17,264
Current liabilities:
Accrued and other current liabilities	$30,675	$(858)	$29,817
Deferred revenues	$16,992	$3,102	$20,094
Non-current liabilities:
Other long-term liabilities	$17,924	$(1,517)	$16,407
Stockholders' equity:
Retained earnings	$109,076	$(24,792)	$84,284

Selected Statement of Comprehensive Income Line Items

	Three Months Ended June 30, 2018
	(in thousands, except per share amounts)
	As Reported	Adjustments	Balances without adoption of Topic 606
Revenues	$125,024	$457	$125,481
Gross profit	$73,384	$457	$73,841
Operating expenses:
Sales and marketing	$19,541	$596	$20,137
Income from operations	$5,363	$(139)	$5,224
Income tax benefit	$(3,211)	$45	$(3,166)
Net income	$9,498	$(184)	$9,314
Basic income per share of common stock	$0.28	$(0.01)	$0.27
Diluted income per share of common stock	$0.27	$(0.01)	$0.26

	Six Months Ended June 30, 2018
	(in thousands, except per share amounts)
	As Reported	Adjustments	Balances without adoption of Topic 606
Revenues	$242,936	$(1,472)	$241,464
Gross profit	$141,949	$(1,472)	$140,477
Operating expenses:
Sales and marketing	$42,605	$674	$43,279
Income from operations	$2,061	$(2,146)	$(85)
Income tax benefit	$(7,869)	$(34)	$(7,903)
Net income	$11,702	$(2,112)	$9,590
Basic income per share of common stock	$0.34	$(0.06)	$0.28
Diluted income per share of common stock	$0.33	$(0.06)	$0.27

Selected Statement of Cash Flows Line Items

	Six Months Ended June 30, 2018
	(in thousands)
	As Reported	Adjustments	Balances without adoption of Topic 606
Net income	$11,702	$(2,112)	$9,590
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	$(7,869)	$(34)	$(7,903)
Changes in operating assets and liabilities:
Accounts receivable, net	$(7,553)	$657	$(6,896)
Prepaid expenses and other current assets	$(2,968)	$851	$(2,117)
Deposits and other assets	$(3,416)	$1,816	$(1,600)
Accrued, other current and other long-term liabilities	$2,968	$(47)	$2,921
Deferred revenues	$(5,243)	$(1,131)	$(6,374)
Net cash provided by operating activities	$42,066	$—	$42,066
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
NOTE 3—Revenue Recognition
Disaggregation of Revenue
The following table provides information about disaggregated revenue from customers.

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
	(in thousands)	(in thousands)
Hosted software subscription revenues	$92,706	$176,967
Transactional revenues	22,922	49,052
Professional services revenues	9,396	16,917
Revenues	$125,024	$242,936

The Company has redefined its categories of disaggregated revenue to be more clearly aligned with how it communicates its performance. Certain reclassifications of prior period amounts have been made to conform to the current period presentation. Such reclassifications did not materially change previously reported financial statements.

Contract Balances
The following table provides information about receivables, contract assets and deferred revenues from contracts with customers.

	Balance Sheet Line Reference	June 30, 2018
		(in thousands)
Accounts receivables, net	Accounts receivables, net	$50,674
Contract assets - current	Prepaid expenses and other current assets	$6,750
Contract assets - noncurrent	Deposits and other assets	$14,910
Deferred revenues - current	Deferred revenue	$16,992
Deferred revenues - noncurrent	Other long-term liabilities	$827
Changes in the contract assets and the deferred revenues balances during the six months ended June 30, 2018 are as follows:

	January 1, 2018	June 30, 2018	$ Change
	(in thousands)
Contract assets	$19,667	$21,660	$1,993
Deferred revenues	$23,062	$17,819	$(5,243)
The increase in contract assets from $19.7 million to $21.7 million as of June 30, 2018 was primarily the result of the recognition of $3.8 million of ratably recognized revenues that have not yet been billed, offset by $1.8 million in adjustments arising from a change in the estimate of the transaction price of certain contracts. The decrease in deferred revenues from $23.1 million to $17.8 million was due to additional performance on certain arrangements in which billing occurred in advance. During the six months ended June 30, 2018, $17.6 million of revenues recognized were included in the deferred revenues balance at the beginning of the period, which was offset by additional deferrals during the period.
Revenues Allocated to Remaining Performance Obligations
Remaining performance obligations represent contracted revenues that have not yet been recognized, which includes deferred revenues and amounts that will be invoiced and recognized as revenues in future periods.
The Company expects to recognize revenues on the remaining performance obligations as follows:

June 30, 2018
(in thousands)
Within 1 year	$292,858
2-3 years	292,409
Thereafter	59,298
$644,565
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
Deferred Costs
Deferred costs, which consist of deferred sales commissions, were $16.1 million as of June 30, 2018 and $8.5 million for December 31, 2017. For the three and six months ended June 30, 2018, amortization expense for deferred costs were $1.5 million and $3.0 million, respectively. For the three and six months ended June 30, 2017, amortization expense for deferred costs were $0.8 million and $1.6 million, respectively. There was no impairment loss related to the costs capitalized during these periods.

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
The components of net income per share of common stock were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except per share amounts)
Net income	$9,498	$18,823	$11,702	$28,422

Weighted average common shares outstanding used to compute basic net income per share	34,337	34,029	34,240	33,866
Effect of potentially dilutive securities:
Employee stock options, RSUs, performance-vesting RSUs, Performance Awards and ESPP shares	1,405	1,880	1,453	1,906
Weighted average common shares outstanding used to compute diluted net income per share	35,742	35,909	35,693	35,772
Net income per share:
Basic	$0.28	$0.55	$0.34	$0.84
Diluted	$0.27	$0.52	$0.33	$0.79
The following potential weighted average common shares were excluded from the computation of diluted net income per share, as their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Employee stock options and awards	12	7	127	111
Performance-vesting RSUs and Performance Awards are included in the diluted shares outstanding for each period if the established performance criteria have been met at the end of the respective periods. However, if none of the required performance criteria have been met for such awards, the Company includes the number of shares that would be issuable if the end of the reporting period were the end of the contingency period. Accordingly, in addition to the employee stock options and awards noted above, 114,332 and 61,494 shares underlying performance-vesting RSUs and Performance Awards were excluded from the dilutive shares outstanding for each of the three and six months ended June 30, 2018 and 2017, respectively.
NOTE 5—Financial Instruments and Fair Value Measurement
As of June 30, 2018 and December 31, 2017, the Company’s cash, cash equivalents and investments were primarily comprised of cash and investment-grade, fixed maturity interest-bearing debt securities, such as money market funds, certificates of deposit, commercial paper, corporate bonds, municipal and government agency obligations, and guaranteed obligations of the United States government. Cash equivalents and investments are recorded at fair value. All investments are considered available for sale.

The following table summarizes cash and investments in financial instruments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy by investment type:

	June 30, 2018				December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying or Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying or Fair Value
	(in thousands)
Cash	$94,634	$—	$—	$94,634	$119,035	$—	$—	$119,035
Level 1:
Money market funds	924	—	—	924	3,623	—	—	3,623
U.S. government and government agency obligations	68,204	13	(476)	67,741	52,255	—	(266)	51,989
	163,762	13	(476)	163,299	174,913	—	(266)	174,647
Level 2:
Corporate notes and obligations	74,637	2	(543)	74,096	81,062	—	(304)	80,758
Certificates of deposit	4,735	1	—	4,736	6,527	2	—	6,529
Municipal obligations	6,960	—	(20)	6,940	10,274	—	(46)	10,228
U.S. government and government agency obligations	75,532	—	(268)	75,264	76,510	—	(266)	76,244
Total financial instruments	325,626	16	(1,307)	324,335	349,286	2	(882)	348,406
Less investments	207,314	16	(1,307)	206,023	211,588	2	(882)	210,708
Cash and cash equivalents	$118,312	$—	$—	$118,312	$137,698	$—	$—	$137,698
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
At June 30, 2018 and December 31, 2017, the Company did not have any assets or liabilities that were valued using Level 3 inputs.
Realized gains and losses from the sale of investments were immaterial during the three and six months ended June 30, 2018 and 2017.

The following table shows the gross unrealized losses and the related fair values of the Company’s investments that have been in a continuous unrealized loss position. The Company did not identify any investments as other-than-temporarily impaired at June 30, 2018 or December 31, 2017 based on its evaluation of available evidence, such as the Company’s intent to hold and whether it is more likely than not that the Company will be required to sell the investment before recovery of the investment’s amortized basis. The Company expects to receive the full principal and interest on these investments.

	June 30, 2018
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Corporate notes and obligations	$52,454	$(487)	$6,357	$(56)	$58,811	$(543)
Certificates of deposit	—	—	1,233	—	1,233	—
U.S. government, government agency, and municipal obligations	112,180	(669)	12,444	(95)	124,624	(764)
	$164,634	$(1,156)	$20,034	$(151)	$184,668	$(1,307)

	December 31, 2017
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Corporate notes and obligations	$62,099	$(253)	$7,574	$(51)	$69,673	$(304)
Certificates of deposit	482	—	1,348	—	1,830	—
U.S. government, government agency, and municipal obligations	119,456	(492)	13,070	(86)	132,526	(578)
	$182,037	$(745)	$21,992	$(137)	$204,029	$(882)
The following table summarizes the contractual maturities of the Company’s investments at June 30, 2018:

	Amortized Cost	Carrying or Fair Value
	(in thousands)
Due within one year	$124,980	$124,640
Due after one year through three years (1)	82,334	81,383
Total	$207,314	$206,023
________________
(1) Maximum maturity of individual investments is three years.
Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

NOTE 6—Property and Equipment, net
Property and equipment, net, consisted of the following:

	June 30,	December 31,
	2018	2017
	(in thousands)
Computer equipment and software	$73,685	$67,068
Internal-use software	141,584	108,710
Furniture and fixtures	9,470	8,311
Leasehold improvements	31,953	27,356
Internal-use software and other assets not placed in service	52,970	52,659
Property and equipment, gross	309,662	264,104
Accumulated depreciation and amortization	(99,429)	(77,113)
Property and equipment, net	$210,233	$186,991
Depreciation and amortization expense for the three and six months ended June 30, 2018 was $11.8 million and $23.2 million, respectively. Depreciation and amortization expense for the three and six months ended June 30, 2017 was $8.9 million and $16.3 million, respectively. These amounts include amortization of assets under capital leases of $0.2 million and $0.9 million for the three and six months ended June 30, 2018, and $0.8 million and $1.5 million for the three and six months ended June 30, 2017, respectively.

NOTE 7— Intangible Assets, net
Intangible assets, net, consisted of the following:

	June 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Weighted Average Remaining Useful Life
	(in thousands)			(in years)
Assets subject to amortization:
Developed technology	$53,535	$(13,997)	$39,538	7.0
Trade names	1,931	(731)	1,200	2.3
Customer relationships	34,900	(14,924)	19,976	7.4
Order backlog	14,370	(10,749)	3,621	0.3
Total assets subject to amortization	104,736	(40,401)	64,335	6.7
Assets not subject to amortization:
Trade name	4,039	—	4,039
	$108,775	$(40,401)	$68,374

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Weighted Average Remaining Useful Life
	(in thousands)			(in years)
Assets subject to amortization:
Developed technology	$53,535	$(10,810)	$42,725	7.5
Trade names	1,931	(464)	1,467	2.8
Customer relationships	34,900	(13,050)	21,850	7.7
Order backlog	14,370	(3,577)	10,793	0.8
Total assets subject to amortization	104,736	(27,901)	76,835	6.5
Assets not subject to amortization:
Trade name	4,039	—	4,039
	$108,775	$(27,901)	$80,874
Amortization expense associated with intangible assets for the three and six months ended June 30, 2018 was $6.2 million and $12.5 million, respectively. Amortization expense associated with intangible assets for the three and six months ended June 30, 2017 was $1.1 million and $2.2 million, respectively.
Future amortization expense for intangible assets at June 30, 2018 was as follows:

Amortization
(in thousands)
Remainder of 2018	$8,889
2019	10,499
2020	8,978
2021	7,114
2022	7,055
2023	6,800
Thereafter	15,000
$64,335

NOTE 8—Income Taxes
The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates the estimate of the annual effective tax rate and, if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period. The Company’s income tax benefit, and its effective tax rate, for the periods ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)		(dollars in thousands)
Income tax provision (benefit)	$(3,211)	$(836)	$(7,869)	$(5,429)
Effective tax rate	(51.1)%	(4.7)%	(205.3)%	(23.6)%
For the three and six months ended June 30, 2018, the Company’s effective tax rate differed from the U.S. federal statutory rate of 21% primarily due to the discrete impact of the excess tax benefits from stock-based compensation and the reduced state blended income tax rate as well as federal research and development credits. For the three and six months ended June 30, 2017, the Company’s effective tax rate differed from the U.S. federal statutory rate of 35% primarily due to the discrete impact of excess tax benefits from stock-based compensation as well as non-deductible stock-based compensation and federal research and development credits.
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
The Company has a policy to classify accrued interest and penalties associated with uncertain tax positions together with the related liability in the balance sheet, and to include the expenses incurred related to such accruals in the provision for income taxes. There were no interest or penalties included in the provision for income taxes during the six months ended June 30, 2018 and 2017.
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
The Tax Act is effective in the Company’s fourth quarter of 2017. As of June 30, 2018, the Company has not completed its accounting for the tax effects of the Tax Act. During the quarter, no material revision has been made to the Company’s provisional assessments made as of December 31, 2017. In order to complete the accounting for the impact of the Tax Act, the Company continues to obtain, analyze and interpret additional guidance as such guidance becomes available from the U.S. Treasury Department, the Internal Revenue Service (“IRS”), state taxing jurisdictions, the FASB, and other standard-setting and regulatory bodies. New guidance or interpretations may materially impact the Company’s provision for income taxes in future periods. Additional information that is needed to complete the analysis but is currently unavailable includes, but is not limited to, the final determination of certain net deferred tax assets and liabilities subject to remeasurement and when the related temporary differences will be settled or realized, and the tax treatment of such provisions of the Tax Act by various state tax authorities. In addition, the Company does not currently have sufficient information and guidance to determine the impact of “transition rule” related to the Company’s covered employees’ compensation stemming from written binding contracts entered on or before November 2, 2017. The provisional accounting impacts may change in future reporting periods until the Company’s accounting analysis is finalized, which is expected to be completed by the Company’s fourth quarter of 2018. For additional information related to the impact of the 2017 Tax Act on the Company’s tax provision and tax rate, please see Note 8 of the notes to condensed consolidated financial statements in the Company’s Annual Report on Form 10-K for the calendar year ended December 31, 2017, filed with the SEC on March 1, 2018.

NOTE 9—Commitments and Contingencies
Leases
As of June 30, 2018, the Company leased nine facilities under operating lease arrangements. The lease expiration dates range from September 2019 to December 2025. Certain leases contain escalation clauses calling for increased rents. The Company recognizes rent expense on a straight-line basis over the lease period.
Legal Proceedings
On December 1, 2017, a pension fund and stockholder purporting to act on the Company’s behalf filed a derivative lawsuit in the Superior Court of California for the County of Alameda, captioned United Association of Plumbers and Pipefitters, Journeymen, Local #38 Defined Benefit Pension Plan v. Jonathan H. Corr, et al. (Case No. RG17884445). The lawsuit purported to assert claims against certain of the Company’s officers and directors for insider trading under California law, breach of fiduciary duty, corporate waste, and unjust enrichment based on allegations that: (1) the Company overstated its financial prospects in public filings between February 10, 2017 and July 27, 2017; and (2) certain of the Company’s officers and directors sold shares during this same period. Plaintiff sought unspecified monetary damages, attorneys’ fees and costs, as well as certain changes to the Company’s corporate governance and internal procedures. The Company’s demurrer to plaintiff’s complaint was filed on February 15, 2018. Plaintiff opposed the Company’s demurrer and the Company filed a reply in support of its demurrer. On May 8, 2018, the court sustained the Company’s demurrer with leave to amend within 30 days. On June 15, 2018, the court entered Plaintiff’s voluntary dismissal of the action without prejudice, to which the Company consented. As a result, there is no probable loss for this matter and the Company accordingly has not accrued for any amount.
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
Total stock-based compensation expense recognized consisted of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Cost of revenues	$2,106	$1,675	$4,000	$3,119
Sales and marketing	1,760	1,258	3,316	2,434
Research and development	2,953	2,098	5,487	3,959
General and administrative	3,843	3,479	7,391	6,849
	$10,662	$8,510	$20,194	$16,361

Stock Plans
Stock Options
The following table summarizes the Company’s stock option activity under the Stock Plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at January 1, 2018	1,436,031	$27.06	5.43	$89,554
Granted	4,641	$92.28
Exercised	(239,215)	$25.55
Forfeited or expired	(5,906)	$47.24
Outstanding at June 30, 2018	1,195,551	$27.52	4.98	$91,247
Ending vested and expected to vest at June 30, 2018	1,194,346	$27.49	4.98	$91,192
Exercisable at June 30, 2018	1,107,932	$25.22	4.82	$87,108
There were no stock options granted during the three months ended June 30, 2018. The aggregate intrinsic value of the stock options outstanding at June 30, 2018 represents the value of the Company’s closing stock price of $103.84 on June 30, 2018 in excess of the exercise price multiplied by the number of options outstanding for options that were in-the-money.
As of June 30, 2018, total unrecognized stock-based compensation expense related to unvested stock options, adjusted for estimated forfeitures, was $2.2 million and is expected to be recognized over a weighted average period of 1.0 year.
Restricted Stock Units, Performance-Vesting Restricted Stock Units, and Performance Awards
The following table summarizes the Company’s RSU, Performance Award, and performance-vesting RSU activity:

	RSUs		Performance Awards and Performance-Vesting RSUs
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Outstanding at January 1, 2018	1,179,458	$82.84	294,464	$56.17
Granted	575,001	$100.53	117,680	$92.28
Released	(306,699)	$73.55	(125,253)	$47.97
Forfeited or expired	(82,060)	$85.86	(34,412)	$73.75
Outstanding at June 30, 2018	1,365,700	$92.19	252,479	$74.67
Ending vested and expected to vest at June 30, 2018	1,190,179		252,479
RSUs, performance-vesting RSUs, and Performance Awards that are expected to vest are presented net of estimated future forfeitures.
RSUs released during the six months ended June 30, 2018 and 2017 had an aggregate intrinsic value of $30.6 million and $29.2 million, respectively, and had an aggregate grant-date fair value of $22.6 million and $15.1 million, respectively.
Performance-vesting RSUs and Performance Awards released during the six months ended June 30, 2018 and 2017 had an aggregate intrinsic value of $11.5 million and $13.7 million, respectively, and had an aggregate grant-date fair value of $6.0 million and $5.8 million, respectively. The number of RSUs released includes shares that the Company withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.
As of June 30, 2018, total unrecognized compensation expense related to unvested RSUs, performance-vesting RSUs, and Performance Awards, adjusted for estimated forfeitures, was $108.4 million and is expected to be recognized over a weighted average period of 2.8 years.

Employee Stock Purchase Plan
For the six months ended June 30, 2018 and 2017, employees purchased 77,339 shares and 52,619 shares, respectively, under the ESPP, resulting in cash proceeds of $5.6 million and $4.3 million, respectively. As of June 30, 2018, unrecognized compensation expense related to the current semi-annual ESPP offering period, which ends on August 31, 2018, was $0.6 million and is expected to be recognized over two months.
Valuation Information
The fair value of stock options and stock purchase rights granted under the Stock Plans, and the ESPP were estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	Three months ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock option plans:
Risk-free interest rate	—%	—%	2.63%	2.04%
Expected life of options (in years)	—	—	6.08	6.08
Expected dividend yield	—%	—%	—%	—%
Volatility	—%	—%	45.00%	48.00%
Employee Stock Purchase Plan:
Risk-free interest rate	—%	—%	1.12%	0.69%
Expected life of options (in years)	0.00	0.00	0.49	0.50
Expected dividend yield	—%	—%	—%	—%
Volatility	—%	—%	37.25%	35.00%
Common Stock
The following numbers of shares of common stock were reserved and available for future issuance under the 2011 Plan and ESPP at June 30, 2018:

Reserved Shares
Options and awards outstanding under the Stock Plans	2,813,730
Shares available for future grant under the 2011 Plan	6,412,359
Shares available under the ESPP	1,879,626
Total	11,105,715
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
During the six months ended June 30, 2018, the Company repurchased a total of 159,141 shares for $14.7 million. During the three months ended June 30, 2018, the Company did not repurchase any shares. As of June 30, 2018, $200.0 million remained available for future repurchases under the program.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements may include words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “target,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project,” “continue,” or other wording indicating future results or expectations. These forward-looking statements include, but are not limited to, statements about:

•	expectations regarding demand for home purchases;

•	the impact of changes in mortgage interest rates, home sale activity and regulatory changes;

•	the impact of seasonality of our revenues;

•	estimates of the percentage of our revenues that have direct sensitivities to volume;

•	changes in mortgage originator, lender, investor or service provider behavior and any related impact on the residential mortgage industry;

•	our revenue and cost forecasts and drivers;

•	the number of users of Encompass and estimated Encompass closed loans;

•	anticipated benefits of our new solutions;

•	anticipated timing of roll-out of new solutions and features;

•	our planned offerings to address regulatory changes;

•	our planned investments;

•	the anticipated benefits and growth prospects from our acquisitions;

•	the timing of future acquisitions of businesses, solutions or technologies and new product launches;

•	our acquisition strategy;

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
The Ellie Mae Network electronically connects approximately 193,000 mortgage professionals using Encompass to the broad array of third-party service providers, mortgage lenders and investors integral to the origination and funding of residential mortgages. During the mortgage origination process, mortgage originators may order various services through the Ellie Mae Network, including credit reports; product eligibility and pricing services; automated underwriting services; appraisals; title reports; insurance; flood certifications and flood insurance; compliance reviews; fraud detection; document preparation; and verification of income, identity, and employment. Mortgage originators can also initiate secure data transmission to and from lenders and investors.
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
Our revenues are generated primarily from subscriptions to the company-hosted Encompass Software that customers access through the Internet, including customers who pay fees based on the number of loans they close, or success basis, subject to monthly base fees, which we refer to as Success-Based Pricing, and related professional services such as consulting, implementation, and training services. Our revenues also include software-related services that are sold on a transactional basis; Ellie Mae Network fees; fees for education and training; and loan product, policy and guideline data and analytics services that are provided under the AllRegs brand.
Our revenues typically, but not always, track the seasonality of the residential mortgage industry, with increased activity in the second and third quarters and reduced activity in the first and fourth quarters as home buyers tend to purchase their homes during the spring and summer in order to move to a new home before the start of the school year. Mortgage volumes are also impacted by other factors such as interest rate fluctuations, home sale activity, regulatory changes and general economic conditions, which can lead to departures from the typical seasonal pattern. In the first half of 2018, mortgage volumes declined relative to the first half of 2017 due largely to an increase in mortgage interest rates resulting in a lower number of refinancings. This had the effect of reducing the number of closed loans per active user on our platform in the first half of 2018 relative to the same period in 2017. Although the market for mortgages is expected to transition to one in which increasing volumes are driven primarily by demand for home purchases, a tight housing supply in certain markets is currently limiting the rate of growth in purchase volumes.
In spite of the lower year-over-year industry volume, we continued to experience period-over-period increases in revenues as our customers use our platform to process an increasing percentage of loans originated in the United States, combined with our ability to increase the revenues we earned per loan in the first half of 2018 compared to the same period in 2017. This was driven by an increase in active users and the adoption of our broader service offerings by our customers.
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
We are investing aggressively in initiatives that we believe will help us continue to grow our business, improve our products and services, and strengthen our competitive advantage while bringing sustainable long-term value to our customers. Our recent launch of Developer Connect, Data Connect, and Investor Connect will enable developers to create new features for Encompass, easily integrate Encompass with external systems and data, and build and deploy custom applications in the cloud. In addition, lenders are also looking for a technology partner to deliver a better digital mortgage experience to consumers. We recently made generally available Encompass Consumer Connect, which enables our customers to originate loans directly from borrowers by offering an online loan application that can be accessed by anyone with a web browser. Furthermore, our acquisition of Velocify accelerates our vision of offering a fully digital mortgage by combining Velocify’s lead management, engagement and distribution capabilities with Encompass Consumer Connect.

In 2017 and the first half of 2018, we increased our investment in our platform, research and development, technology infrastructure, and data security in an effort to support our growing user base. This includes the roll out of our Connect solutions, the development of our hybrid cloud infrastructure, and the development of our next generation Encompass platform and capabilities, which we expect to continue to progressively roll out to customers this year and 2019. The amortization expense of capitalized costs associated with our Connect solutions and intangible assets from the Velocify acquisition resulted in a decrease in our gross margin and increased operating expenses in the first half of 2018 as compared to the same period in 2017. Conversely, capitalized costs associated with solutions that we have not yet introduced are reflected as an asset on our Condensed Balance Sheet.
We have also invested in our sales and client services capabilities to continue to increase sales of our products and to assist our customers in implementing our solutions. To continue to support customers as we grow our business and further differentiate ourselves, we intend to invest in key areas, such as research and development, enterprise sales, services, technical support, data security, and our hybrid cloud infrastructure. We expect that our cost of revenues will continue to increase as our revenues increase, as we make additional and accelerated investments to bolster our infrastructure and enhance our system capacity, reliability, and data security, as we place new internal-use software into service, and as we pursue additional strategic acquisitions. As we continue to invest in these areas, such expenditures may affect our ability to improve our margins.
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
We are responding to these trends as follows:
Greater focus on operational efficiencies. The average total production cost per loan was $8,957 in the first quarter of 20181. We expect operational costs to continue to be a significant consideration for mortgage originators due to the continuously changing regulatory environment and heightened quality standards. By automating many of the functions of mortgage origination, we enable our users to comply with regulations and process quality loans more efficiently and effectively. This reduces the cost of originating loans and lowers the risk of buy-back demands from investors resulting from poorly originated or documented loans or loans that fail to comply with applicable regulations. We continually address the changing needs of our customers by developing and enhancing tools to allow for simplified regulatory compliance, increased availability of information, and enhanced system functionality and performance.
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
Customers adopting multi-channel strategies. Customers are developing multi-channel strategies beyond a single retail, correspondent or wholesale mortgage lending channel in order to grow their businesses. The requirements of these different channels vary and in order to maintain a single operating system, customers must use a robust system with customizable functionality. Encompass includes support for multi-channel workflows, allowing our customers to drive efficiencies and boost productivity by creating distinct workflows for each channel that map to our customers’ business needs. Encompass users can customize workflows based on channel, loan purpose or specific loan criteria - all of which can vary between lending channels. With the introduction of Encompass TPO Connect, Encompass users are able to utilize a customizable and interactive web experience for wholesale and correspondent lending channels, which gives lenders and investors a modern and collaborative web experience for their third-party origination (“TPO”) partners that promotes compliance, data integrity, and easy bi-directional communication throughout the entire loan process. Additionally, Encompass Consumer Connect supports our customers’ retail channel by enabling our customers to originate loans directly from borrowers by offering an online loan application that can be accessed by anyone with a web browser.

________________

(1)	Mortgage Bankers Association, Independent Mortgage Bankers Report Net Production Losses in the First Quarter of 2018, June 6, 2018.

Consumer Demand for a Digital Based Experience from Lenders. Borrowers expect transparency, service and speed, and a human touch. To meet these requirements, lenders must offer a seamless, online experience that continues even after the application has been submitted. It is our goal to provide a true digital mortgage process that enables the lender to originate more loans, lower origination costs, reduce the time to close and make smarter decisions through data and predictive analytics, all while ensuring the highest levels of compliance, quality and efficiency. Our digital mortgage vision encompasses all phases of the mortgage loan lifecycle, with each milestone in the mortgage origination process informing the next.
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
Greater focus by customers and regulators on data security and consumer privacy. Recent high-profile data security incidents affecting financial institutions and their service providers have resulted in an increased focus on data security by our customers and our customers’ regulators. We are making significant investments in the security of the Encompass service, as well as our internal systems, processes, and monitoring capabilities to protect our customers’ data and help minimize the risk of data security loss. We expect the industry focus on data security to continue to increase, and we anticipate that our investments in data security will increase substantially over time.
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
Estimated Encompass closed loans. Estimated Encompass closed loans is an estimate of the number of loans originated by Encompass users, calculated as loans originated by our Success-Based Pricing customers, which does not include certain brokered loans or correspondent purchased loans, plus an estimate of the number of loans originated by Encompass customers who are on purely subscription, or SaaS, licenses, which estimate is derived by applying the ratio of active Success-Based Pricing customers to loans originated by these customers to the number of active SaaS users of Encompass for the same period of time.
Revenues per loan. This is all our revenues for the applicable period of time divided by Estimated Encompass closed loans originated during the same period.
The following table shows these operating metrics as of and for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues (in thousands):
Revenues	$125,024	$104,125	$242,936	$197,127
Contracted revenues	$89,778	$67,106	$172,702	$129,964
Users:
Active users	193,041	177,366	193,041	177,366
Average active users during the period	192,330	175,266	190,358	172,021
Loans:
Estimated Encompass closed loans	721,000	682,000	1,274,000	1,197,000
Revenues per loan	$173	$153	$191	$165
Basis of Presentation
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
We generate revenues primarily from hosted software subscription services, transaction-based fees and related services, including professional services and our annual user conference, and recognizes revenues as performance obligations are satisfied. Sales taxes assessed by governmental authorities are excluded from transaction price.
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
General and Administrative
Our general and administrative expenses consist primarily of: salaries and benefits, including bonuses and stock-based compensation expense for employees involved in finance, accounting, human resources, administration, information technology, and legal; third-party provider expenses such as general consulting, legal, accounting, and other professional services; and allocated facilities costs. We expect general and administrative expenses to continue to increase in absolute dollars as we expand our facilities and invest in our back-office infrastructure to enhance our system capacity, reliability, and security. We also expect general and administrative expenses to continue to increase as we hire additional personnel and grant stock-based awards to attract and retain the employees needed to continue to grow our business and as we pursue additional strategic acquisitions.
Other Income, Net
Other income, net consists of interest income earned on investments and cash accounts, offset by investment discount amortization, and interest expense paid on equipment and software leases.
Income Taxes
Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, we update our estimate of the annual effective tax rate and, if the estimated annual effective tax rate changes, we make a cumulative adjustment in such period.
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
Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are more likely than not expected to be realized based on the weighting of positive and negative evidence. Future realization of deferred tax assets ultimately depends on estimates of future sources of taxable income for the jurisdictions in which we operate and the periods over which our deferred tax assets will be realizable. To the extent we establish a valuation allowance or change the valuation allowance in a period, we reflect the change with a corresponding increase or decrease to our tax provision in our statements of operations.
Critical Accounting Policies and Estimates
There have been no significant changes during the three and six months ended June 30, 2018 to our critical accounting policies and estimates previously disclosed in our 2017 Form 10-K except in relation to our adoption of Topic 606 as discussed in Notes 2 and 3 of the Notes to Condensed Financial Statements.

Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Revenues	$125,024	$104,125	$242,936	$197,127
Cost of revenues(1)	51,640	38,267	100,987	73,035
Gross profit	73,384	65,858	141,949	124,092
Operating expenses:
Sales and marketing(1)	19,541	13,860	42,605	33,240
Research and development(1)	24,586	16,046	47,075	33,453
General and administrative(1)	23,894	18,727	50,208	35,669
Total operating expenses	68,021	48,633	139,888	102,362
Income from operations	5,363	17,225	2,061	21,730
Other income, net	924	762	1,772	1,263
Income before income taxes	6,287	17,987	3,833	22,993
Income tax benefit	(3,211)	(836)	(7,869)	(5,429)
Net income	$9,498	$18,823	$11,702	$28,422
________________
(1) Stock-based compensation included in the above line items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Cost of revenues	$2,106	$1,675	$4,000	$3,119
Sales and marketing	1,760	1,258	3,316	2,434
Research and development	2,953	2,098	5,487	3,959
General and administrative	3,843	3,479	7,391	6,849
	$10,662	$8,510	$20,194	$16,361

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	41.3	36.7	41.6	37.0
Gross profit	58.7	63.3	58.4	63.0
Operating expenses:
Sales and marketing	15.6	13.3	17.5	16.9
Research and development	19.7	15.4	19.4	17.0
General and administrative	19.1	18.0	20.7	18.1
Total operating expenses	54.4	46.7	57.6	52.0
Income from operations	4.3	16.6	0.8	11.0
Other income, net	0.7	0.7	0.8	0.6
Income before income taxes	5.0	17.3	1.6	11.6
Income tax benefit	(2.6)	(0.8)	(3.2)	(2.8)
Net income	7.6%	18.1%	4.8%	14.4%

Comparison of the Three and Six Months Ended June 30, and 2017
Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Revenues	$125,024	$104,125	$242,936	$197,127
Three months ended June 30, 2018. Total revenues increased $20.9 million, or 20.1%, for the three months ended June 30, 2018 as compared to the same period in 2017. The increase in revenues is primarily due to increased adoption of our service offerings including Velocify, an increase in estimated Encompass closed loans to 721,000 from 682,000, and a larger user base.
Six months ended June 30, 2018. Total revenues increased $45.8 million, or 23.2%, for the six months ended June 30, 2018 as compared to the same period in 2017. The increase in revenues is primarily due to increased adoption of our service offerings including Velocify, an increase in estimated Encompass closed loans to 1,274,000 from 1,197,000, and a larger user base.
Gross Profit

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Gross profit	$73,384	$65,858	$141,949	$124,092
Gross margin	58.7%	63.3%	58.4%	63.0%
Gross profit increased by $7.5 million and gross margin decreased by 4.6% during the three months ended June 30, 2018 as compared to the same period in 2017. The decrease in gross margin was primarily the result of a $4.8 million increase in amortization related to intangibles acquired from the Velocify acquisition, a $4.0 million increase in employees related expenses associated with additional headcount, a $2.5 million increase in amortization related to internal-use software and depreciation related to infrastructure hardware and a $1.7 million increase in expenses related to our technology and infrastructure services as we increase capacity to accommodate new customers through our hybrid cloud architecture.
Gross profit increased by $17.9 million and gross margin decreased by 4.6% during the six months ended June 30, 2018 as compared to the same period in 2017. The decrease in gross margin was the result of a $9.6 million increase in amortization related to intangibles acquired from the Velocify acquisition, a $6.9 million increase in employees related expenses associated with additional headcount, a $5.8 million increase in amortization expense related to internal-use software and depreciation expense related to infrastructure hardware, a $3.7 million increase in expenses related to our technology and infrastructure services as we increased capacity to accommodate new customers through our hybrid cloud architecture, and a $1.2 million increase in third-party royalty expenses resulting from the increased revenues.
Sales and Marketing

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Sales and marketing	$19,541	$13,860	$42,605	$33,240
Sales and marketing as a % of revenues	15.6%	13.3%	17.5%	16.9%
Sales and marketing expenses increased by $5.7 million, or 41.0%, for the three months ended June 30, 2018 as compared to the same period in 2017. Sales and marketing expenses as a percentage of revenues increased by 2.3%. The increase in sales and marketing expenses was primarily due to a $3.0 million increase in salaries, employee benefits, and stock-based compensation expenses related to increased headcount as we continued to grow our sales and marketing department in an effort to increase our market share and address anticipated demand for our software solutions, and a $1.3 million increase in marketing and promotion expenses, including our user conference and trade shows.
Sales and marketing expenses increased by $9.4 million, or 28.2%, for the six months ended June 30, 2018 as compared to the same period in 2017. Sales and marketing expenses as a percentage of revenues remained relatively flat. The increase in sales and marketing expenses was primarily due to a $5.6 million increase in salaries, employee benefits, and stock-based compensation expenses related to increased headcount as we continued to grow our sales and marketing department in an effort to increase our market share and address anticipated demand for our software solutions, and a $1.6 million increase in marketing and promotion expenses, including our user conference and trade shows.
Research and Development

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Research and development	$24,586	$16,046	$47,075	$33,453
Research and development as a % of revenues	19.7%	15.4%	19.4%	17.0%
Research and development expenses increased by $8.5 million, or 53.2%, for the three months ended June 30, 2018 as compared to the same period in 2017. Research and development expenses as a percentage of revenues increased by 4.3%. The increase in research and development expenses was primarily driven by salaries, employee benefits, and stock-based compensation expenses related to increased headcount as we continued to invest in our products and services.
Research and development expenses increased by $13.6 million, or 40.7%, for the six months ended June 30, 2018 compared to the same period in 2017. Research and development expenses as a percentage of revenues increased by 2.4%. The increase in research and development expenses was primarily driven by salaries, employee benefits, and stock-based compensation expenses related to increased headcount as we continued to invest in our products and services.
General and Administrative

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)
General and administrative	$23,894	$18,727	$50,208	$35,669
General and administrative as a % of revenues	19.1%	18.0%	20.7%	18.1%
General and administrative expenses increased by $5.2 million, or 27.6%, for the three months ended June 30, 2018 as compared to the same period in 2017. General and administrative expenses as a percentage of revenues increased by 1.1%. The increase in general and administrative expenses was primarily due to a $2.3 million increase in salaries, employee benefits, and stock-based compensation related to increased headcount, and a $1.3 million increase in professional services related to the adoption of the new revenue recognition standard.
General and administrative expenses increased by $14.5 million, or 40.8%, for the six months ended June 30, 2018 as compared to the same period in 2017. General and administrative expenses as a percentage of revenues increased by 2.6%. The increase in general and administrative expenses was primarily due to a $5.2 million increase in salaries, stock-based compensation, and employee benefits related to increased headcount, a $4.3 million increase in professional services, and a $1.8 million increase in third-party service fees due to consulting services related to the adoption of the new revenue recognition standard.
Income Tax Provision

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Income tax provision (benefit)	$(3,211)	$(836)	$(7,869)	$(5,429)
Effective tax rate	(51.1)%	(4.7)%	(205.3)%	(23.6)%
For the three and six months ended June 30, 2018, our effective tax rate differed from the U.S. federal statutory rate of 21% primarily due to the discrete impact of the excess tax benefits from stock-based compensation and the reduced state blended income tax rate as well as federal research and development credits. For the three and six months ended June 30, 2017, our effective tax rate differed from the U.S. federal statutory rate of 35% primarily due to the discrete impact of excess tax benefits from stock-based compensation as well as non-deductible stock-based compensation and federal research and development credits.

The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance for companies that are not able to complete their accounting for the income tax effects of the Tax Cuts and Job Act (“Tax Act”) in the period of enactment. The guidance allows us to record provisional amounts to the extent a reasonable estimate can be made and provides us with up to one year from enactment date to finalize the accounting for the impact of the Tax Act. Since the Tax Act was passed in our fourth quarter of 2017, we continue to perform an impact analysis on the Tax Act on an ongoing basis. The analysis is expected to be completed within the 12-month measurement period which is our fourth quarter of 2018 and corresponding adjustments may materially impact the Company’s provision for income taxes and effective tax rate in the period in which the adjustments are made.
For further discussion of our income tax provision, see Note 8 of Notes to Condensed Financial Statements.
Liquidity and Capital Resources
As of June 30, 2018, we had cash, cash equivalents, and short-term investments of $243.0 million and long-term investments of $81.4 million. Cash and cash equivalents consist of cash, money market accounts, and highly liquid investments purchased with an original maturity of three months or less. Both short and long-term investments consist of U.S. government notes, and U.S. government agency securities, corporate bonds and obligations, certificates of deposit and municipal obligations.
We believe our existing cash, cash equivalents, and short-term investments will be sufficient to fund capital expenditures, operating expenses and other cash requirements for at least the next 12 months. We have used our cash and investments to repurchase our stock and may continue to do so in the future periods. Acquisitions that we enter into are funded by our cash and investments or require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
The following table sets forth our statement of cash flows data for the periods presented:

	Six Months Ended June 30,		Net
	2018	2017	Change
	(in thousands)
Net cash provided by operating activities	$42,066	$35,021	$7,045
Net cash used in investing activities	(43,278)	(200,962)	157,684
Net cash used in financing activities	(18,174)	(1,762)	(16,412)
Net decrease in cash and cash equivalents	$(19,386)	$(167,703)	$148,317
Operating Activities
Cash provided by operating activities consists of net income adjusted for non-cash items and changes in operating assets and liabilities.
Cash provided by operating activities for the six months ended June 30, 2018 increased by $7.0 million as compared to the same period in 2017. The increase in cash provided by operating activities was primarily due to increased revenue and related cash collections, partially offset by higher payments for operating expenses primarily driven by increased headcount, costs related to the integration of Velocify, and an increase in professional and consulting services due to the adoption of the new revenue standard.
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
Cash used in investing activities of $43.3 million for the six months ended June 30, 2018 was primarily the result of $14.2 million in expenditures for purchases of property, including capital improvements to our corporate headquarters, investments to bolster our infrastructure and enhance our system capacity, reliability, and security, and $33.3 million in expenditures incurred to develop internal-use software and website applications, including the development of our next generation Encompass platform. We also incurred $4.0 million in net purchases of investments.
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
Cash used in financing activities of $18.2 million for the six months ended June 30, 2018 consisted primarily of $14.7 million in common stock repurchases and $15.1 million in tax payments related to shares withheld for vested RSUs, partially offset by $11.8 million in proceeds from employee stock purchases and the exercise of stock options.
Cash used in financing activities of $1.8 million for the six months ended June 30, 2017 consisted primarily of $11.4 million in tax payments related to shares withheld for vested RSUs, partially offset by $10.2 million in proceeds from employee stock purchases and the exercise of stock options.
Off Balance Sheet Arrangements
As of June 30, 2018, we had no off-balance sheet arrangements, and operating leases were the only financing arrangements not reported on our condensed financial statements.
Contractual Obligations
During the six months ended June 30, 2018, there have been no material changes to our contractual obligations outside the ordinary course of business from those specified in the 2017 Form 10-K.
ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We believe that there have been no significant changes in our market risk exposures for the three and six months ended June 30, 2018, as compared with those discussed in our 2017 Form 10-K.
ITEM 4—CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
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

PART II—OTHER INFORMATION
ITEM 1—LEGAL PROCEEDINGS
On December 1, 2017, a pension fund and stockholder purporting to act on our behalf filed a derivative lawsuit in the Superior Court of California for the County of Alameda, captioned United Association of Plumbers and Pipefitters, Journeymen, Local #38 Defined Benefit Pension Plan v. Jonathan H. Corr, et al. (Case No. RG17884445). The lawsuit purported to assert claims against certain of our officers and directors for insider trading under California law, breach of fiduciary duty, corporate waste, and unjust enrichment based on allegations that: (1) we overstated our financial prospects in public filings between February 10, 2017 and July 27, 2017; and (2) certain of our officers and directors sold shares during this same period. Plaintiff sought unspecified monetary damages, attorneys’ fees and costs, as well as certain changes to our corporate governance and internal procedures. Our demurrer to Plaintiff’s complaint was filed on February 15, 2018. Plaintiff opposed our demurrer and we filed a reply in support of our demurrer. On May 8, 2018, the court sustained our demurrer with leave to amend within 30 days. On June 15, 2018, the court entered the Plaintiff’s voluntary dismissal of the action without prejudice, to which we consented.
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
Changes to existing laws or regulations or adoption of new laws or regulations relating to the residential mortgage industry or mortgage lending may require us to incur significant costs to update our products and services so that our customers remain compliant with such laws and regulations. Our Encompass Compliance Service analyzes mortgage loan data for compliance with consumer protection laws and institutionally mandated compliance policies and must continually be updated to incorporate changes to such laws and policies. The Dodd-Frank Act has caused and will continue to cause us to make similar updates to Encompass, Encompass Compliance Service, Encompass Product and Pricing Service, Encompass Docs Solution, TQL, and the Ellie Mae

Network to address, among other things, regulations that protect consumers against unfair, deceptive, and abusive practices by lenders. For example, additional tools and product updates were required to address the Ability-to-Repay/Qualified Mortgage and Federal and State High Cost rules that became effective in January 2014. In addition, we have updated certain products to comply with the TILA-RESPA Integrated Disclosure rule changes and the 2013 Loan Originator Rule under the Truth in Lending Act (Regulation Z) that became effective on October 3, 2015. The final rule amending Regulation C to implement amendments to the Home Mortgage Disclosure Act made by section 1094 of the Dodd-Frank Act was published on October 15, 2015. It includes various effective compliance dates, starting with January 1, 2017 through May 30, 2020. The final “Qualified Residential Mortgage” rule which implements the risk retention requirements in the Dodd-Frank Act became effective on December 24, 2015. On August 23, 2016, Fannie Mae and Freddie Mac published the first material updates to the Uniform Residential Loan Application (“URLA”) in more than 20 years. In September 2017, Fannie Mae and Freddie Mac announced that lenders may begin using the redesigned URLA starting in July 2019 and they will require the use of the redesigned URLA for all new loan applications beginning in February 2020. These additions and updates have caused us to incur significant expense, and future updates will likely cause us to incur similar significant expense. For example, if the current U.S. presidential administration and U.S. Congress significantly change or repeal the mortgage lending portions of the Dodd-Frank Act or the Consumer Financial Protection Bureau announces new rules or repeals previously announced rules, we may need to incur significant expense to make updates to our products and services.
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
Mortgage lending volume decreased in the first half of 2018 relative to 2017 and may continue to decrease materially for the remainder of 2018 and future years due largely to an increase in mortgage interest rates. Such a decrease and a continued decline in mortgage lending volumes could materially adversely affect our business and our operating results. A decline in mortgage lending volume could reduce the closed loan fees we receive as well as fees for transactions on our platform, including Ellie Mae Network transaction fees. In addition, a substantial decline in mortgage lending volumes by our customers could result in a reduction of Encompass users, consolidation of our customers with other lenders that do not use Encompass, or cessation of operations by our customers, in each case which would decrease the base fee portion of success based revenues, subscription revenues and professional services revenues we receive from our customers. Furthermore, the volumes of mortgages originated by our customers may decline more than the volume of mortgages originated by lenders who do not use Encompass. Factors that adversely impact mortgage lending volumes include increasing mortgage interest rates, reduced consumer and investor demand for mortgages, more stringent underwriting guidelines, decreased liquidity in the secondary mortgage market, high levels of unemployment, high levels of consumer debt, lower consumer confidence, changes in tax and other regulatory policies (including the passage of the Tax Act), the number of existing mortgages eligible for refinancing, the available inventory of housing, and other macroeconomic factors.
Mortgage interest rates are influenced by a number of factors, including monetary policy. The Federal Reserve Bank raised the target federal funds rate by 0.25% in each of March 2017, June 2017, December 2017, March 2018, and June 2018, the most recent increase from 1.75% to 2.00%, and signaled that the federal funds rate could be increased further over the coming months and years. The increase in the federal funds rate since December 2016 has contributed to an increase in mortgage interest rates and may result in future mortgage interest rate increases. Increases in mortgage interest rates reduced the volume of new mortgages originated in the first quarter of 2018 relative to 2017, in particular the volume of mortgage refinancings, and future increases may further decrease the volume of new mortgages originated. Furthermore, changes in tax law may have an impact on the number of mortgages originated. The Tax Act, which was enacted in December 2017 and which limits the deductibility of mortgage interest and local property taxes for federal income tax purposes, as well as increases the standard deduction (reducing the number of United States tax payers who itemize deductions), may have a negative effect on the number of mortgages originated. In addition, our revenues typically, but not always, track the seasonality of the residential mortgage industry, with increased activity in the second and third quarters and reduced activity in the first and fourth quarters as home buyers tend to purchase their homes during the spring and summer in order to move to a new home before the start of the school year. As a result, a higher percentage of our revenues have historically been recognized during those quarters.

A failure in our continued operation of revenue controls and procedures under Topic 606, the new revenue recognition standard, may impact our ability to produce accurate and timely financial statements, which could have a material adverse effect on our business and the market price of our common stock.
Our adoption of Topic 606 required us to make significant updates to our financial information technology systems, significant modifications to our accounting controls and procedures and continues to place a significant burden on our accounting and information technology teams, both financially and through the expenditure of management time. Many of these updates and modifications remain in process as we evolve our systems and controls. We have been able to make timely reporting requirements as of the date of this Quarterly Report on Form 10-Q, however, the significant system and process updates required for the efficient operation of our revenue process under ASC 606 remain an on-going initiative with no assurance that we will continue to be successful in meeting our reporting requirements. Our failure to meet our reporting obligations could have a material adverse effect on our business and the market price of our common stock. Furthermore, due to the implementation of Topic 606 and the changes we are making to our internal control environment to adopt Topic 606, there is an increased risk that we fail to maintain an effective internal control environment. Our failure to maintain an effective internal control environment may, among other things, result in material misstatements in our financial statements and failure to meet our reporting obligations.
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
We have experienced, and are continuing to experience, a period of rapid growth in our customers, headcount, and operations. We have grown from approximately 900 employees as of December 31, 2015 to approximately 1,500 employees as of June 30, 2018, and have also significantly increased the number of customers and loans originated using Encompass. We anticipate that we will significantly expand our operations in the near term and will continue to expand our loans originated on our platform. This growth has placed, and future growth will place, a significant strain on our management, general and administrative resources, and operational infrastructure.
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
The mortgage origination software market is highly competitive. There are many software providers that compete with us by offering loan origination software to mortgage originators. These competitors include: Calyx Technology, Inc.; DH Corporation now Finastra; LendingQB; Mortgage Builder Software, Inc.; Mortgage Cadence, an Accenture Company; Wipro Gallagher Solutions, Inc.; and Black Knight Financial Technology Solutions, LLC (LoanSphere Empower and LoanSphere LendingSpace). Some of these software providers, including Calyx Technology, Inc. and Black Knight Financial Technology Solutions, LLC, also provide connectivity between their software users and lenders and service providers to make such services available to mortgage lenders. We also compete with compliance, document preparation service, and product eligibility and pricing service providers that are more established than us. We also compete with companies that offer “point of sale” or web-based online loan applications services. There is vigorous competition among providers of these services and we may not succeed in convincing potential customers using other services to switch to ours. In addition, some of our competitors are consolidating, which facilitates greater cross-selling of services and could weaken our ability to differentiate our offering in the market. Some of our competitors also offer services on a per closed loan basis, which could adversely impact the effectiveness of our Success-Based Pricing strategy for increasing the number of Encompass customers. If we are unsuccessful in competing effectively by providing attractive functionality, customer service, or value, we could lose existing Encompass users to our competitors and our ability to attract new Encompass users could be harmed.
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
At any given time, we are a defendant in various legal proceedings and litigation matters arising in the ordinary course of business including commercial and employment disputes. We can give no assurance that the outcome of any such matter would not have a material adverse effect on our financial condition, results of operations, or cash flows. We are unable to predict the ultimate outcome of these disputes or the actual impact of these matters on our profitability at this time, and any views we form as to the viability of these claims or the financial exposure in which they could result, could change from time to time as the matters proceed through their course, as facts are established, and as various judicial determinations are made.
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
We do not collect state and local sales and use taxes on all sales in all jurisdictions in which our customers are located, based on our determination that such taxes are not applicable. Sales and use tax laws and rates vary by jurisdiction and such laws are subject to interpretation. Jurisdictions in which we do not collect sales and use taxes may assert that such taxes are applicable, which could result in the assessment of such taxes, interest, and penalties, and we could be required to collect such taxes in the future. This additional sales and use tax liability could adversely affect the results of our operations.
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
On December 22, 2017, the President of the United States signed into law the Tax Act that significantly revises the Internal Revenue Code of 1986, as amended.  The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits.  Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law on our business and financial condition is uncertain. The Company expects to finalize the impact analysis in the fourth quarter of 2018 and corresponding adjustments may materially impact the Company’s provision for income taxes and effective tax rate in the period in which the adjustments are made.
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
Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and affect the reporting of transactions completed before the announcement of a change. For example, the adoption of Topic 606, a new revenue recognition standard, which became effective for us on January 1, 2018, has an impact on the timing of revenue recognition of our Encompass subscription and professional services revenues. It also has a material impact to the scope of costs deferred to obtain customer contracts and the timing of recognition of these costs. Refer to Note 2 “Basis of Presentation and Significant Accounting Policies” in the notes to our financial statements for additional information on the recent accounting pronouncements and the potential impact on us.
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

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases Of Equity Securities By The Issuer And Affiliated Purchasers
The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as the term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of our common stock during the three months ended June 30, 2018:

			Total Number	Approximate
			of Shares	Dollar Value or
	Total		Purchased as	Shares that May
	Number of	Average	Part of Publicly	Yet be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs (1)
April 1, 2018 to April 30, 2018	—	$—	—	$200,016,889
May 1, 2018 to May 31, 2018	—	$—	—	$200,016,889
June 1, 2018 to June 30, 2018	—	$—	—	$200,016,889
_________________
(1) In August 2017, our audit committee, under the authority delegated to it by our board of directors, approved a new stock repurchase program under which we are authorized to repurchase up to $250.0 million of our common stock. This stock repurchase program expires in August 2020. All shares are retired upon repurchase.
ITEM 3—DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4—MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5—OTHER INFORMATION
Not applicable.

ITEM 6—EXHIBITS

Exhibit Number	Description of Document

3.1(1)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Ellie Mae, Inc. dated May 18, 2018.

3.2(2)	Amended and Restated Bylaws of Ellie Mae, Inc. as of May 18, 2018.

10.1#	Separation Agreement, by and between Ellie Mae, Inc. and Matthew LaVay, dated June 19, 2018.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_________________

(1)	Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on May 22, 2018, and incorporated herein by reference.

(2)	Previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on May 22, 2018, and incorporated herein by reference.

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

ELLIE MAE, INC.

Date:	August 7, 2018	By:	/s/ Popi Heron
Popi Heron
Interim Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized signatory)