Form 10-Q/A
period 2018-03-31
ELLIE MAE INC
filed 2018-11-08
CIK 1122388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q/A
(Amendment No.1)
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
_____________________________
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “small reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:
As of October 31, 2018:

Class	Number of Shares
Common Stock, $0.0001 par value	34,841,403

EXPLANATORY NOTE
Ellie Mae, Inc. (“Ellie Mae,” and the “Company”) is filing this amended Form 10-Q/A (“Form 10-Q/A”) to amend its Quarterly Report on Form 10-Q for the period ended March 31, 2018, that was originally filed with the Securities and Exchange Commission (the “SEC”) on May 9, 2018 (“Original Filing”), to restate its unaudited condensed consolidated balance sheet as of March 31, 2018, and its unaudited condensed consolidated statement of comprehensive income, unaudited condensed consolidated statement of cash flows, and related footnote disclosures for the three months ended March 31, 2018. As described in Item 4.02 of our Current Report on Form 8-K filed on October 25, 2018, the previously filed unaudited condensed consolidated financial statements for this period should no longer be relied upon. This Form 10-Q/A also amends certain other items in the Original Filing, as listed in “Items Amended in this Form 10-Q/A” below.
The Company is concurrently filing an amendment to its Quarterly Report on Form 10-Q for the period ended June 30, 2018 to similarly restate its unaudited condensed consolidated financial statements and related financial information at June 30, 2018 and to amend certain other items within that report.
The decision to restate the Company’s financial statements previously reported on its Quarterly Reports on Forms 10-Q for the first and second quarters of 2018, was approved by, and with the continuing oversight of, the Company’s Audit Committee.
On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), as amended, (“Topic 606”) using the modified retrospective method and applied Topic 606 to those contracts which were not completed as of January 1, 2018. The Company has reassessed its application of certain aspects of Topic 606 and concluded that it did not adequately constrain the variable consideration included in the transaction price such that, at the time of adoption, it was probable that a significant revenue reversal would not occur. The Company also identified additional costs to obtain contracts that should have been recorded to its opening balances upon adoption of Topic 606.
Refer to Note 2 “Restatement of Previously Issued Financial Statements” in the notes to the financial statements for additional information on the impact of the restatement.
In connection with this restatement, the Company’s management determined that there were deficiencies in internal control over financial reporting that constituted a material weakness at March 31, 2018. Accordingly, the Company’s management concluded that the Company’s disclosure controls and procedures were not effective at March 31, 2018, as discussed in Item 4 of this Amendment.
Items Amended in this Form 10-Q/A
For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety, as modified and superseded as necessary to reflect the restatement described above. Accordingly, the Amendment does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures affected by subsequent events. The disclosures impacted by the restatement include, but are not limited to, those related to revenue, contract assets, deferred revenue, deferred costs, tax, and retained earnings. The following items in the Original Filing have been amended as a result of, and to reflect, the restatement:

A.	Part I, Item 1. Financial Statements
B.	Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
C.	Part I, Item 4. Controls and Procedures
D.	Part II, Item 6. Exhibits

The Company also updated the signature page, the certifications from the Chief Executive Officer and Interim Chief Financial Officer in Exhibits 31.1, 31.2, 32.1, and 32.2, and the financial statements formatted in Extensible Business Reporting Language (XBRL).

PART I—FINANCIAL INFORMATION
ITEM 1—CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Ellie Mae, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands)

	March 31, 2018	December 31, 2017
	(As Restated)
Assets
Current assets:
Cash and cash equivalents	$117,342	$137,698
Short-term investments	113,931	103,345
Accounts receivable, net	45,123	43,121
Prepaid expenses and other current assets	31,120	18,474
Total current assets	307,516	302,638
Property and equipment, net	198,907	186,991
Long-term investments	83,627	107,363
Intangible assets, net	74,568	80,874
Deposits and other assets	31,593	9,290
Goodwill	144,279	144,451
Total assets	$840,490	$831,607
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$20,924	$24,913
Accrued and other current liabilities	26,870	26,188
Deferred revenues	19,719	26,287
Total current liabilities	67,513	77,388
Other long-term liabilities	27,386	18,880
Total liabilities	94,899	96,268
Stockholders' equity:
Common stock	3	3
Additional paid-in capital	659,114	649,817
Accumulated other comprehensive loss	(1,417)	(880)
Retained earnings	87,891	86,399
Total stockholders' equity	745,591	735,339
Total liabilities and stockholders' equity	$840,490	$831,607

See accompanying notes to these condensed consolidated financial statements (unaudited).

Ellie Mae, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months ended March 31,
	2018	2017
	(As Restated)
Revenues	$115,782	$93,002
Cost of revenues	48,647	34,768
Gross profit	67,135	58,234
Operating expenses:
Sales and marketing	23,844	19,380
Research and development	22,489	17,407
General and administrative	26,314	16,942
Total operating expenses	72,647	53,729
Income (loss) from operations	(5,512)	4,505
Other income, net	848	501
Income (loss) before income taxes	(4,664)	5,006
Income tax benefit	(4,925)	(4,593)
Net income	$261	$9,599
Net income per share of common stock:
Basic	$0.01	$0.28
Diluted	$0.01	$0.27
Weighted average common shares used in computing net income per share of common stock:
Basic	34,143	33,702
Diluted	35,602	35,609

Net income	$261	$9,599
Other comprehensive income (loss), net of taxes:
Unrealized gain (loss) on investments	(537)	58
Comprehensive income (loss)	$(276)	$9,657

See accompanying notes to these condensed consolidated financial statements (unaudited).

Ellie Mae, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months ended March 31,
	2018	2017
	(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$261	$9,599
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,366	7,339
Amortization of acquisition-related intangibles	6,306	1,078
Stock-based compensation expense	9,532	7,851
Deferred income taxes	(4,925)	(4,647)
Amortization (accretion) of investments	181	(164)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,002)	(511)
Prepaid expenses and other current assets	(3,745)	(973)
Deposits and other assets	(1,901)	(89)
Accounts payable	121	1,860
Accrued, other current and other long-term liabilities	(3,070)	(19,442)
Deferred revenues	(5,723)	(3,323)
Net cash provided by (used in) operating activities	6,401	(1,422)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(8,544)	(11,327)
Acquisition of internal-use software	(17,153)	(11,439)
Purchases of investments	(23,599)	(38,907)
Maturities of investments	36,031	13,851
Other investing activities, net	172	—
Net cash used in investing activities	(13,093)	(47,822)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capital lease obligations	(30)	(111)
Proceeds from issuance of common stock under employee stock plans	7,829	7,283
Payment of issuance costs relating to common stock issued in public offering	—	(15)
Payments for repurchase of common stock	(14,740)	—
Tax payments related to shares withheld for vested restricted stock units	(6,723)	(3,894)
Net cash provided by (used in) financing activities	(13,664)	3,263
NET DECREASE IN CASH AND CASH EQUIVALENTS	(20,356)	(45,981)
CASH AND CASH EQUIVALENTS, Beginning of period	137,698	380,907
CASH AND CASH EQUIVALENTS, End of period	$117,342	$334,926

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
NOTE 2—Restatement of Previously Issued Financial Statements
The Company has restated its quarterly unaudited condensed consolidated financial statements as of and for the period ended March 31, 2018 to correct misstatements associated with the Company’s adoption of ASU 2014-09 (Topic 606). Specifically, the Company did not adequately constrain the variable consideration included in the transaction price such that, at the time of adoption, it was probable that a significant revenue reversal would not occur. The Company also identified additional costs to obtain contracts that should have been recorded to its opening balances upon adoption of Topic 606.
The following tables summarize the adjustments to the specific line items presented in the Company's condensed consolidated financial statements included in the Original Filing as a result of the restatement. The impact of the restatement is reflected throughout the remaining footnotes of the Company's amended Quarterly Report for Form 10-Q/A as of and for the three months ended March 31, 2018.
Selected Balance Sheet Line Items

	January 1, 2018
	As Originally Reported	Adjustments (1)	As Restated
	(in thousands)
Current assets:
Prepaid expenses and other current assets	$26,661	$713	$27,374
Non-current assets:
Deposits and other assets	$28,149	$3,154	$31,303
Current liabilities:
Accrued and other current liabilities	$26,998	$2,328	$29,326
Deferred revenues	$21,852	$2,729	$24,581
Non-current liabilities:
Other long-term liabilities	$26,871	$8,555	$35,426
Stockholders' equity:
Retained earnings	$109,079	$(9,745)	$99,334
________________
(1) The adjustments related to variable consideration resulted in a decrease in Prepaid expenses and other current assets of $1.6 million, a decrease in Deposits and other assets of $4.7 million, an increase in Deferred revenues of $2.7 million, an increase in Other long-term liabilities of $3.9 million, and a decrease in Retained earnings of $12.9 million. The tax impact of the adjustments related to variable consideration resulted in an increase in Deposits and other assets of $2.7 million, a decrease in Other long-term liabilities of $0.4 million, and an increase in Retained earnings of $3.1 million. The adjustments related to additional cost to obtain contracts resulted in an increase in Prepaid expenses and other current assets of $2.3 million, an increase in Deposits and other assets of $5.1 million, an increase in Accrued and other current liabilities of $2.3 million, an increase in Other long-term liabilities of $5.0 million, and an increase in Retained Earnings of less than $0.1 million.

	March 31, 2018
	As Originally Reported	Adjustments (1)	As Restated
	(in thousands)
Current assets:
Prepaid expenses and other current assets	$31,864	$(744)	$31,120
Non-current assets:
Deposits and other assets	$30,602	$991	$31,593
Current liabilities:
Accrued and other current liabilities	$24,338	$2,532	$26,870
Deferred revenues	$17,975	$1,744	$19,719
Non-current liabilities:
Other long-term liabilities	$19,727	$7,659	$27,386
Stockholders' equity:
Retained earnings	$99,579	$(11,688)	$87,891
________________
(1) The adjustments related to variable consideration resulted in a decrease in Prepaid expenses and other current assets of $3.1 million, a decrease in Deposits and other assets of $6.8 million, an increase in Deferred revenues of $1.7 million, an increase in Other long-term liabilities of $3.4 million, and a decrease in Retained earnings of $15.0 million. The tax impact of the adjustments related to variable consideration resulted in an increase in Deposits and other assets of $3.0 million, a decrease in Other long-term liabilities of $0.4 million, and an increase in Retained earnings of $3.4 million. The adjustments related to additional cost to obtain contracts resulted in an increase in Prepaid expenses and other current assets of $2.4 million, an increase in Deposits and other assets of $4.8 million, an increase in Accrued and other current liabilities of $2.5 million, an increase in Other long-term liabilities of $4.7 million, and a decrease in Retained Earnings of less than $0.1 million.
Selected Statement of Comprehensive Income Line Items

	Three Months Ended March 31, 2018
	As Originally Reported	Adjustments (1)	As Restated
	(in thousands)
Revenues	$117,912	$(2,130)	$115,782
Cost of revenues	$49,347	$(700)	$48,647
Gross profit	$68,565	$(1,430)	$67,135
Operating expenses:
Sales and marketing	$23,064	$780	$23,844
Income (loss) from operations	$(3,302)	$(2,210)	$(5,512)
Income tax provision (benefit)	$(4,658)	$(267)	$(4,925)
Net income	$2,204	$(1,943)	$261
Basic income per share of common stock	$0.06	$(0.05)	$0.01
Diluted income per share of common stock	$0.06	$(0.05)	$0.01
________________
(1) The adjustments related to variable consideration resulted in a decrease in Revenues of $2.1 million. The tax impact of the adjustments related to variable consideration resulted in an increase in Income tax benefit of $0.3 million. The adjustments related to additional cost to obtain contracts resulted in a decrease in Cost of revenues of $0.7 million, and an increase in Sales and marketing expense of $0.8 million.

Selected Statement of Cash Flows Line Items

	Three Months Ended March 31, 2018
	As Originally Reported	Adjustments (1)	As Restated
	(in thousands)
Net income	$2,204	$(1,943)	$261
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	$(4,658)	$(267)	$(4,925)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	$(5,203)	$1,458	$(3,745)
Deposits and other assets	$(4,331)	$2,430	$(1,901)
Accrued liabilities, other current and other long-term liabilities	$(2,928)	$(142)	$(3,070)
Deferred revenues	$(4,187)	$(1,536)	$(5,723)
Net cash provided by operating activities	$6,401	$—	$6,401
________________
(1) The adjustments related to variable consideration resulted in a decrease in Net income of $2.1 million, an increase in the change in Prepaid expenses and other current assets of $1.6 million, an increase in the change in Deposits and other assets of $2.1 million, and a decrease in the change in Deferred revenues of $1.5 million. The tax impact of the adjustments related to variable consideration resulted in an increase in Net income of $0.3 million and a decrease in Deferred income taxes of $0.3 million. The adjustments related to additional cost to obtain contracts resulted in a decrease in Net income of $0.1 million, a decrease in the change in Prepaid expenses and other current assets of $0.1 million, an increase in the change in Deposits and other assets of $0.3 million, and a decrease in the change in Accrued liabilities, other current and other long-term liabilities of $0.1 million.
NOTE 3—Basis of Presentation and Significant Accounting Policies—As Restated
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and note disclosures included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on March 1, 2018 (“2017 Form 10-K”).
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
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management evaluates estimates on a regular basis including those relating to the transaction price of customer contracts, constraints of variable consideration, allowance for doubtful accounts, goodwill, intangible assets, valuation of deferred income taxes, stock-based compensation, and unrecognized tax benefits, among others. Actual results could differ from those estimates, and such differences may have a material impact on the Company’s condensed consolidated financial statements and footnotes.

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
Significant Accounting Policies
Except for the accounting policies described below that were updated as a result of adopting ASU 2014-09 (Topic 606), there have been no significant changes to the Company’s significant accounting policies described in Note 2 of the Notes to Consolidated Financial Statements in its 2017 Form 10-K.
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
The Company generates revenues primarily from hosted software services, transaction-based fees and related services including professional services and its annual user conference, and recognizes revenues as performance obligations are satisfied. For services where the customer simultaneously receives and consumes the benefit from the Company's performance, revenues are recognized over time using an output method based on the passage of time as this provides a faithful depiction of the transfer of control. Under Company-hosted Encompass software subscriptions that customers access through the Internet, revenues are comprised of fees for software services sold both as a subscription and on a variable basis. Variable fees include fees based on a per closed loan, or success basis, subject to monthly base fees, which the Company refers to as Success-Based Pricing. Other hosted subscription services consist of policy, guideline, data and analytics under the AllRegs brand, lead management, marketing, and customer relationship management. Transaction-based fees are comprised of Ellie Mae Network fees and transaction fees charged for other services, including fees for loan products and the annual user conference. Fees for professional services include consulting, implementation and education and training services. Sales taxes assessed by governmental authorities are excluded from the transaction price.
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
Closed loan fees in excess of base fees are considered variable consideration. For the majority of contracts that include variable consideration, these fees are recognized in the month in which they are earned because the terms of the variable payments relate specifically to the outcome from transferring the distinct time increment (month) of service, which is consistent with the allocation objective when considering all of the performance obligations and payment terms in the contract (i.e., where “the allocation objective is met”). For certain contracts where the allocation objective would not be met by allocating variable consideration in this way, total variable consideration to be received is estimated at contract inception and recognized ratably over the contract term, with estimates of variable consideration being updated at each reporting date. For these contracts, variable consideration is estimated using the expected value method, utilizing forecast data for each contract to determine the expected value.
The Company evaluates its ability to accurately estimate such variable consideration considering all relevant facts and circumstances associated with both the likelihood of a downward adjustment in the estimate of variable consideration and the potential magnitude of a significant revenue reversal relative to the cumulative revenue recognized to-date under the contract. Because the amount of consideration is highly susceptible to broad economic factors outside the Company’s influence, have a broad range of possible consideration amounts, and the uncertainty is not expected to be resolved for a long period of time, the Company’s ability to accurately estimate the variable consideration is limited. Therefore, the amount of variable consideration included in the transactions price is constrained to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the amount of variable consideration is subsequently resolved.
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

Transactional Revenues. Transactional Revenues include the following:
Ellie Mae Network Revenues. The Company has entered into agreements with various lenders, service providers and certain government-sponsored entities participating in the mortgage origination process to provide those suppliers with access to, and ability to interoperate with, mortgage originators on the Ellie Mae Network. The services delivered are comprised of a performance obligation consisting of a series of distinct services. The Company acts as an agent when it arranges for services to be provided by the supplier to the customer. Fixed fees are recognized ratably over the contract terms as performance obligations are satisfied as this method best depicts the Company’s pattern of performance for such services. Variable fees are recognized in the month in which they are earned because the allocation objective is met by allocating the fees to each distinct month in the series.
Other Transactional Revenues. The Company provides other services delivered on a transactional basis including automated documentation; fraud detection, valuation, validation, and risk analysis; income verification; flood zone certifications; website and electronic document management; compliance reports; and the Company’s annual user conference. Fixed fees are recognized at the point in time when control is transferred.
Professional Services Revenues. Professional services, including implementation services for the Company’s subscription products, are performance obligations which are capable of being distinct and are distinct within the context of the contract. Such services are generally provided on a time and materials or fixed price basis. The majority of the Company’s professional services are provided on a fixed price basis and the Company recognizes revenue over time as the performance obligations are satisfied utilizing an input method based on the proportion of hours incurred to total estimated hours. Any changes in the estimate of progress towards completion are accounted for in the period of change using the cumulative catch-up method. Revenues from professional services contracts provided on a time and materials basis are recognized when invoiced as amounts correspond directly with the value of the services.
Deferred Revenues
Deferred revenues represent billings or payments received in advance of revenue recognition and are recognized upon transfer of control. Balances consist primarily of prepaid subscription services and professional and training services not yet provided as of the balance sheet date. Deferred revenues that will be recognized during the succeeding 12-month period are recorded as current deferred revenues, and the remaining portion is recorded as other non-current liabilities.
Contract Assets
Contract assets represent amounts recognized as revenues for which the Company does not have the unconditional right to consideration. Amounts related to invoices expected to be issued during the succeeding 12-month period are recorded as prepaid expenses and other current assets, and the remaining portion is recorded as deposits and other non-current assets.
Deferred Costs
Deferred costs mainly consist of sales commissions and related fringe benefits that are incremental costs of obtaining contracts with customers, as well as partners’ referral fees. The Company amortizes the costs incurred on initial contracts on a straight-line basis over a period of benefit determined to be approximately five years. The period of benefit is determined based on a review of customer churn rates and technological lifecycles of the underlying product offerings. All deferred costs on renewal contracts are amortized on a straight-line basis over the applicable renewal period. Additionally, the Company exercises the practical expedient to expense commissions on arrangements in which the amortization period is expected to be one year or less. Deferred costs that will be recognized during the succeeding 12-month period are recorded as prepaid expenses and other current assets, and the remaining portion is recorded as deposits and other non-current assets.
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

Standards Adopted
ASU No. 2014-09
In May 2014, the FASB issued ASU 2014-09 (Topic 606) which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This standard requires expanded disclosures about revenue recognition to better communicate the nature, amount, timing, and uncertainty of the Company’s revenues and cash flows, including significant judgments and estimates. The standard also provides guidance on the recognition of costs related to obtaining customer contracts under Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers. The effective date for public entities is fiscal years beginning after December 15, 2017 and early adoption was permitted. On January 1, 2018, the Company adopted Topic 606 using the modified retrospective method and applied Topic 606 to those contracts which were not completed as of January 1, 2018.
On January 1, 2018, the Company recognized the cumulative effect of initially applying Topic 606 as an adjustment to the opening balance of retained earnings and the corresponding balance sheet accounts. The impact on the Company’s opening balances primarily is related to its straight-line calculations for subscription revenue and the capitalization of additional commission costs under Topic 606. The comparative information has not been restated and continues to be reported under the accounting standards in effect in those prior periods. Refer to the tables below and Note 4 “Revenue Recognition” for additional accounting policy and transition disclosures.
The Company recognized the cumulative effect of initially applying ASC 606 as an adjustment to retained earnings in the balance sheet as of January 1, 2018 as follows:
Selected Consolidated Balance Sheet Line Items

	Balance at December 31, 2017	Adjustments Due to ASC 606	Balance at January 1, 2018
		(As Restated)
	(in thousands)
Current assets:
Prepaid expenses and other current assets	$18,474	$8,900	$27,374
Non-current assets:
Deposits and other assets	$9,290	$22,013	$31,303
Current liabilities:
Accrued and other current liabilities	$26,188	$3,138	$29,326
Deferred revenues	$26,287	$(1,706)	$24,581
Non-current liabilities:
Other long-term liabilities	$18,880	$16,546	$35,426
Stockholders' equity:
Retained earnings	$86,399	$12,935	$99,334

The following tables summarize the impacts of Topic 606 adoption on the Company's condensed consolidated financial statements for the quarter ended March 31, 2018.
Selected Consolidated Balance Sheet Line Items

	March 31, 2018
	(in thousands)
	As Restated	Adjustments	Balances without adoption of Topic 606
Current assets:
Prepaid expenses and other current assets	$31,120	$(9,194)	$21,926
Non-current assets:
Deposits and other assets	$31,593	$(16,627)	$14,966
Current liabilities:
Accrued and other current liabilities	$26,870	$(3,321)	$23,549
Deferred revenues	$19,719	$944	$20,663
Non-current liabilities:
Other long-term liabilities	$27,386	$(10,488)	$16,898
Stockholders' equity:
Retained earnings	$87,891	$(12,956)	$74,935
Selected Consolidated Statement of Comprehensive Income Line Items

	Three Months ended March 31, 2018
	(in thousands, except per share amounts)
	As Restated	Adjustments	Balances without adoption of Topic 606
Revenues	$115,782	$201	$115,983
Gross profit	$67,135	$201	$67,336
Operating expenses:
Sales and marketing	$23,844	$35	$23,879
Loss from operations	$(5,512)	$166	$(5,346)
Income tax benefit	$(4,925)	$188	$(4,737)
Net income	$261	$(22)	$239
Basic income per share of common stock	$0.01	$—	$0.01
Diluted income per share of common stock	$0.01	$—	$0.01

Selected Consolidated Statement of Cash Flows Line Items

	Three Months ended March 31, 2018
	(in thousands)
	As Restated	Adjustments	Balances without adoption of Topic 606
Net income	$261	$(22)	$239
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	$(4,925)	$188	$(4,737)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	$(3,745)	$293	$(3,452)
Deposits and other assets	$(1,901)	$(579)	$(2,480)
Accrued, other current and other long-term liabilities	$(3,070)	$166	$(2,904)
Deferred revenues	$(5,723)	$(46)	$(5,769)
Net cash provided by operating activities	$6,401	$—	$6,401
ASU No. 2018-05
In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“ASU 2018-05”). ASU 2018-05 addresses certain circumstances arising in accounting for the income tax effects of the Tax Cuts and Job Act (“Tax Act”) in conformity with SEC Staff Accounting Bulletin No. 118 (“SAB 118”) including provisional estimates of those effects. The Company adopted SAB 118 in the fourth quarter of 2017 and continues to analyze the impact of the Tax Act on an ongoing basis. Due to the timing of the enactment and the complexity in applying the provisions of the Tax Act, the provisional net charge is subject to revisions as the Company continues to complete its analysis of the Tax Act. Adjustments may materially impact the Company’s provision for income taxes and effective tax rate in the period in which the adjustments are made. The Company expects to finalize the impact analysis in the fourth quarter of 2018. Additional information regarding the accounting for income taxes for the Tax Act is contained in Note 9 “Income Taxes.”
NOTE 4—Revenue Recognition —As Restated
Disaggregation of Revenue
The following table provides information about disaggregated revenue from customers.

March 31, 2018
(As Restated)
(in thousands)
Hosted software subscription revenues	$80,131
Transactional revenues	28,130
Professional services revenues	7,521
Revenues	$115,782
The Company has redefined its categories of disaggregated revenue to be more clearly aligned with how it communicates its performance. Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

Contract Balances
The following table provides information about receivables, contract assets and deferred revenues from contracts with customers.

	Balance Sheet Line Reference	March 31, 2018
		(As Restated)
		(in thousands)
Accounts receivables, net	Accounts receivables, net	$45,123
Contract assets - current	Prepaid expenses and other current assets	$4,785
Contract assets - noncurrent	Deposits and other assets	$8,503
Deferred revenues - current	Deferred revenues	$19,719
Deferred revenues - noncurrent	Other long-term liabilities	$4,252
Changes in the contract assets and the deferred revenues balances during the three months ended March 31, 2018 are as follows:

	January 1, 2018	March 31, 2018	$ Change
	(As Restated)	(As Restated)
	(in thousands)
Contract assets	$13,428	$13,288	$(140)
Deferred revenues	$29,694	$23,971	$(5,723)
The decrease in contract assets from $13.4 million to $13.3 million as of March 31, 2018 was primarily the result of billings of $0.6 million in advance of revenue being recognized, offset by $0.4 million in contract additions and $0.1 million in increases in estimated transaction price including changes in the assessment of whether estimated variable consideration is constrained. The decrease in deferred revenues from $29.7 million to $24.0 million was due to additional performance on certain arrangements in which billing occurred in advance. During the three months ended March 31, 2018, $13.2 million of revenue recognized was included in the deferred revenues balance at the beginning of the period, which was offset by additional deferrals during the period.
Revenues Allocated to Remaining Performance Obligations
Remaining performance obligations represent contracted revenues that have not yet been recognized, which includes deferred revenues and amounts that will be invoiced and recognized as revenues in future periods.
The Company expects to recognize revenues on the remaining performance obligations as follows:

March 31, 2018
(As Restated)
(in thousands)
Within 1 year	$271,680
2-3 years	259,806
Thereafter	74,187
$605,673
Remaining performance obligations exclude variable consideration allocated entirely to future distinct services as well as variable consideration in most arrangements that involve services revenues priced on a transactional basis and professional services invoiced on a time and materials basis as these arrangements include revenue recognized under the as billed practical expedient. Additionally, in instances where an estimate of variable consideration is constrained, the amount of such constraint is not included in revenues allocated to remaining performance obligations.
Deferred Costs
Deferred costs, which consist of deferred sales commissions, were $22.9 million as of March 31, 2018 and $8.5 million for December 31, 2017. For the three months ended March 31, 2018 and 2017, amortization expense for deferred costs was $2.0 million and $0.8 million, respectively, and there was no impairment loss related to the costs capitalized.

NOTE 5—Net Income Per Share of Common Stock—As Restated
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
The components of net income per share of common stock were as follows:

	Three Months ended March 31,
	2018	2017
	(As Restated)
	(in thousands, except per share amounts)
Net income	$261	$9,599

Weighted average common shares outstanding used to compute basic net income per share	34,143	33,702
Effect of potentially dilutive securities:
Employee stock options, RSUs, performance-vesting RSUs, Performance Awards and ESPP shares	1,459	1,907
Weighted average common shares outstanding used to compute diluted net income per share	35,602	35,609
Net income per share:
Basic	$0.01	$0.28
Diluted	$0.01	$0.27
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
NOTE 6—Financial Instruments and Fair Value Measurement
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

NOTE 7—Property and Equipment, net
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

NOTE 8— Intangible Assets, net
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

NOTE 9—Income Taxes—As Restated
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

	Three Months ended March 31,
	2018	2017
	(As Restated)
	(dollars in thousands)
Income tax benefit	$(4,925)	$(4,593)
Effective tax rate	105.6%	(91.7)%
The Company’s effective tax rate was 105.6% and (91.7)% for the three months ended March 31, 2018 and 2017, respectively. For the three months ended March 31, 2018, the Company’s effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the discrete impact of the excess tax benefits from stock-based compensation and the reduced state blended income tax rate. For the three months ended March 31, 2017, the Company’s effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to the discrete impact of excess tax benefits from stock-based compensation as well as non-deductible stock-based compensation and federal R&D credits.
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

NOTE 10—Commitments and Contingencies
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
NOTE 11—Equity and Stock Incentive Plans
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
The following information has been adjusted to reflect the restatement of our condensed consolidated financial statements as described in the “Explanatory Note” at the beginning of this amended Quarterly Report on Form 10-Q/A and in Note 2, “Restatement of Previously Issued Financial Statements”, in Notes to the Condensed Consolidated Financial Statements (Unaudited) of this amended Quarterly Report on Form 10-Q/A.
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
We are responding to these trends as follows:
Greater focus on operational efficiencies. The average total production cost per loan was $8,475 in the fourth quarter of 2017 (1). We expect operational costs to continue to be a significant consideration for mortgage originators due to the continuously changing regulatory environment and heightened quality standards. By automating many of the functions of mortgage origination, we enable our users to comply with regulations and process quality loans more efficiently and effectively. This reduces the cost of originating loans and lowers the risk of buy-back demands from investors resulting from poorly originated or documented loans or loans that fail to comply with applicable regulations. We continually address the changing needs of our customers by developing and enhancing tools to allow for simplified regulatory compliance, increased availability of information, and enhanced system functionality and performance.
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

______________

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
The following table shows these operating metrics as of and for the three months ended March 31, 2018 and 2017:

	Three Months ended March 31,
	2018	2017
	(As Restated)
Revenues (in thousands):
Revenues	$115,782	$93,002
Contracted revenues	$82,924	$62,858
Users:
Active users	190,656	171,579
Average active users during the period	188,385	168,775
Loans:
Estimated Encompass closed loans	553,000	515,000
Revenues per loan	$209	$181
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
Critical Accounting Policies and Estimates
There have been no significant changes during the three months ended March 31, 2018 to our critical accounting policies and estimates previously disclosed in our 2017 Form 10-K except in relation to our adoption of Topic 606 as discussed in Notes 3 and 4 of the Notes to Condensed Consolidated Financial Statements.
Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months ended March 31,
	2018
	(As Restated)	2017
	(in thousands)
Revenues	$115,782	$93,002
Cost of revenues(1)	48,647	34,768
Gross profit	67,135	58,234
Operating expenses:
Sales and marketing(1)	23,844	19,380
Research and development(1)	22,489	17,407
General and administrative(1)	26,314	16,942
Total operating expenses	72,647	53,729
Income (loss) from operations	(5,512)	4,505
Other income, net	848	501
Income (loss) before income taxes	(4,664)	5,006
Income tax benefit	(4,925)	(4,593)
Net income	$261	$9,599

________________
(1) Stock-based compensation included in the above line items:

	Three Months ended March 31,
	2018	2017
	(in thousands)
Cost of revenues	$1,894	$1,444
Sales and marketing	1,556	1,176
Research and development	2,534	1,861
General and administrative	3,548	3,370
	$9,532	$7,851

	Three Months ended March 31,
	2018
	(As Restated)	2017
Revenues	100.0%	100.0%
Cost of revenues	42.0	37.4
Gross profit	58.0	62.6
Operating expenses:
Sales and marketing	20.6	20.8
Research and development	19.4	18.7
General and administrative	22.7	18.2
Total operating expenses	62.7	57.7
Income (loss) from operations	(4.7)	4.9
Other income, net	0.7	0.5
Income (loss) before income taxes	(4.0)	5.4
Income tax benefit	(4.2)	(4.9)
Net income	0.2%	10.3%
Comparison of the Three Months Ended March 31, 2018 and 2017
Revenues

	Three Months ended March 31,
	2018	2017
	(As Restated)
	(dollars in thousands)
Revenues	$115,782	$93,002
Three months ended March 31, 2018. Total revenues increased $22.8 million, or 24.5%, for the three months ended March 31, 2018 as compared to the same period in 2017. The increase in revenues is primarily due to an increase in revenue per loan to $209 from $181, which was primarily driven by an increase in Encompass closed loans to 553,000 from 515,000, and increased adoption of our service offerings, as a result of a larger user base.
Gross Profit

	Three Months ended March 31,
	2018	2017
	(As Restated)
	(dollars in thousands)
Gross profit	$67,135	$58,234
Gross margin	58.0%	62.6%

Gross profit increased by $8.9 million and gross margin decreased by 4.6% during the three months ended March 31, 2018 as compared to the same period in 2017. The decrease in gross margin was primarily the result of a $4.9 million increase in amortization related to intangibles acquired from the Velocify acquisition, a $3.4 million increase in amortization related to internal-use software and depreciation related to infrastructure hardware, a $2.9 million increase in salaries, employee benefits, and stock-based compensation expenses associated with additional headcount, and a $2.0 million increase in expenses related to upgrades and services to our data centers hardware and technology as we increase capacity to accommodate new customers through our hybrid cloud architecture.
Sales and Marketing

	Three Months ended March 31,
	2018	2017
	(As Restated)
	(dollars in thousands)
Sales and marketing	$23,844	$19,380
Sales and marketing as a % of revenues	20.6%	20.8%
Sales and marketing expenses increased by $4.5 million, or 23.0%, for the three months ended March 31, 2018 as compared to the same period in 2017. Sales and marketing expenses as a percentage of revenues remained relatively flat. The increase in sales and marketing expenses was primarily due to a $2.6 million increase in salaries, employee benefits, and stock-based compensation expenses related to increased headcount, and a $0.8 million increase in commissions related to higher amortization of deferred costs and reclassification of certain costs to obtain contracts.
Research and Development

	Three Months ended March 31,
	2018	2017
	(As Restated)
	(dollars in thousands)
Research and development	$22,489	$17,407
Research and development as a % of revenues	19.4%	18.7%
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
General and Administrative

	Three Months ended March 31,
	2018	2017
	(As Restated)
	(dollars in thousands)
General and administrative	$26,314	$16,942
General and administrative as a % of revenues	22.7%	18.2%
General and administrative expenses increased by $9.4 million, or 55.3%, for the three months ended March 31, 2018 as compared to the same period in 2017. General and administrative expenses as a percentage of revenues increased by 4.5%. The increase in general and administrative expenses was primarily due to a $3.0 million increase in professional services related to the adoption of the new revenue recognition standard, a $2.9 million increase in salaries, employee benefits, and stock-based compensation related to increased headcount, and a $1.5 million increase in third-party service fees due to consulting services related to the adoption of the new revenue recognition standard.

Income Tax Provision

	Three Months ended March 31,
	2018	2017
	(As Restated)
	(dollars in thousands)
Income tax benefit	$(4,925)	$(4,593)
Effective tax rate	105.6%	(91.7)%
Our effective tax rate was 105.6% and (91.7)% for the three months ended March 31, 2018 and 2017, respectively. For the three months ended March 31, 2018, our effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the discrete impact of the excess tax benefits from stock-based compensation and the reduced state blended income tax rate. For the three months ended March 31, 2017, our effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to the discrete impact of excess tax benefits from stock-based compensation as well as non-deductible stock-based compensation and federal R&D credits.
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
For further discussion of our income tax provision, see Note 9 of Notes to Condensed Consolidated Financial Statements.
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
The following table sets forth our statement of cash flows data for the periods presented:

	Three Months ended March 31,
	2018	2017	Net Change
	(in thousands)
Net cash provided by (used in) operating activities	$6,401	$(1,422)	$7,823
Net cash used in investing activities	(13,093)	(47,822)	34,729
Net cash provided by (used in) financing activities	(13,664)	3,263	(16,927)
Net decrease in cash and cash equivalents	$(20,356)	$(45,981)	$25,625
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

ITEM 4—CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. At the time our Quarterly Report on Form 10-Q for the period ended March 31, 2018 was filed on May 9, 2018, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.
Subsequent to the original evaluation, our Chief Executive Officer and Interim Chief Financial Officer reevaluated the effectiveness of our disclosure controls and procedures and concluded that, as of March 31, 2018, our disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting described below.
During the third quarter of fiscal year 2018, we identified a material weakness in our controls related to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The following deficiencies primarily contributed to management’s assessment:

–
We determined that we did not design controls that adequately constrained the variable consideration that is estimated and included in the transaction price for certain customer subscriptions to our Encompass software, such that, at the time we adopted Topic 606, it was probable that a significant revenue reversal would not occur.

–
The processes and controls relating to the costs to obtain contracts were not sufficient to identify certain third party costs to obtain contracts which should have been recorded to our opening balances upon adoption of Topic 606.

The material weakness described above resulted in the restatement of our condensed consolidated financial statements for the quarter ended March 31, 2018.
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
Management's Plan for Remediation of Material Weakness
Management has implemented or is in the process of implementing the following planned actions to address the material weakness described above:

(a)	supplementing the accounting and finance function with additional subject matter expertise on complex accounting matters related to Topic 606,

(b)
supplemental procedures to review and ensure the adequacy of the constraint on the variable consideration included in the transaction price for certain customer subscriptions to our Encompass software, such that, it is probable that a significant reversal will not occur,

(c)	supplemental procedures to ensure the completeness of our evaluation of third party agreements that may be within the scope of costs to obtain or fulfill a contract.

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
ITEM 1A.—RISK FACTORS
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
For example, as discussed in more detail below, our implementation of Topic 606, a new revenue recognition standard which became effective on January 1, 2018 and as more fully described in Note 3 “Basis of Presentation and Significant Accounting Policies”, required significant updates to our financial technology systems. The timely and precise implementation of necessary systems updates for Topic 606 are critical to our ability to properly record and recognize revenue and any errors resulting from this implementation would have, and may continue in the future to, among other things, result in significant deficiencies or material weaknesses in our internal controls.
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
Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and affect the reporting of transactions completed before the announcement of a change. For example, the adoption of Topic 606, a new revenue recognition standard, which became effective for us on January 1, 2018, is likely to have an impact on the timing of revenue recognition of our Encompass subscription and professional services revenues. There could also be a material impact to the scope of costs deferred to obtain customer contracts and the timing of recognition of these costs. Refer to Note 3 “Basis of Presentation and Significant Accounting Policies” in the notes to our consolidated financial statements for additional information on the recent accounting pronouncements and the potential impact on us.
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
ITEM 3—DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4—MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5—OTHER INFORMATION
Not applicable.

ITEM 6—EXHIBITS

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Bylaws of Ellie Mae, Inc.

10.1#(2)	Form of Notice of Grant and Grant Agreement of 2018 Performance Shares for Senior Executives under the Ellie Mae, Inc. 2011 Equity Incentive Award Plan.

10.2#(3)	Offer letter, dated as of January 10, 2018, by and between Ellie Mae, Inc. and Carina Cortez.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Interim Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_________________

(1)	Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on February 26, 2018, and incorporated herein by reference.

(2)	Previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 9, 2018, and incorporated herein by reference.

(3)	Previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 9, 2018, and incorporated herein by reference.

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

ELLIE MAE, INC.

Date:	November 8, 2018	By:	/s/ Popi Heron
Popi Heron
Interim Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized signatory)