Form 10-Q/A
period 2018-06-30
ELLIE MAE INC
filed 2018-11-08
CIK 1122388

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

EXPLANATORY NOTE
Ellie Mae, Inc. (“Ellie Mae,” and the “Company”) is filing this amended Form 10-Q/A (“Form 10-Q/A”) to amend its Quarterly Report on Form 10-Q for the period ended June 30, 2018, that was originally filed with the Securities and Exchange Commission (the “SEC”) on August 7, 2018 (“Original Filing”), to restate its unaudited condensed balance sheet as of June 30, 2018, and its unaudited condensed statement of comprehensive income, its unaudited condensed statement of cash flows, and related footnote disclosures for the three and six months ended June 30, 2018. As described in Item 4.02 of our Current Report on Form 8-K filed on October 25, 2018, the previously filed unaudited condensed financial statements for this period should no longer be relied upon. This Form 10-Q/A also amends certain other items in the Original Filing, as listed in “Items Amended in this Form 10 -Q/A” below.
The Company is concurrently filing an amendment to its Quarterly Report on Form 10-Q for the period ended March 31, 2018 to similarly restate its unaudited condensed financial statements and related financial information at March 31, 2018 and to amend certain other items within that report.
The decision to restate the Company’s financial statements previously reported on its Quarterly Reports on Forms 10-Q for the first and second quarters of 2018, was approved by, and with the continuing oversight of, the Company’s Audit Committee.
On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), as amended, (“Topic 606”) using the modified retrospective method and applied Topic 606 to those contracts which were not completed as of January 1, 2018. The Company has reassessed its application of certain aspects of Topic 606; and concluded that it did not adequately constrain the variable consideration included in the transaction price such that, at the time of adoption, it was probable that a significant revenue reversal would not occur. The Company also identified additional costs to obtain contracts that should have been recorded to its opening balances upon adoption of Topic 606.
Refer to Note 2 “Restatement of Previously Issued Financial Statements” in the notes to the financial statements for additional information on the impact of the restatement.
In connection with this restatement, the Company’s management determined that there were deficiencies in internal control over financial reporting that constituted a material weakness at June 30, 2018. Accordingly, the Company’s management concluded that the Company’s disclosure controls and procedures were not effective at June 30, 2018, as discussed in Item 4 of this Amendment.
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

PART I—FINANCIAL INFORMATION
ITEM 1—CONDENSED FINANCIAL STATEMENTS

Ellie Mae, Inc.
CONDENSED BALANCE SHEETS
(UNAUDITED)
(in thousands)

	June 30, 2018	December 31, 2017
	(As Restated)
Assets
Current assets:
Cash and cash equivalents	$118,312	$137,698
Short-term investments	124,640	103,345
Accounts receivable, net	50,674	43,121
Prepaid expenses and other current assets	30,404	18,474
Total current assets	324,030	302,638
Property and equipment, net	210,233	186,991
Long-term investments	81,383	107,363
Intangible assets, net	68,374	80,874
Deposits and other assets	32,865	9,290
Goodwill	144,279	144,451
Total assets	$861,164	$831,607
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$18,748	$24,913
Accrued and other current liabilities	33,261	26,188
Deferred revenues	20,306	26,287
Total current liabilities	72,315	77,388
Other long-term liabilities	25,398	18,880
Total liabilities	97,713	96,268
Stockholders' equity:
Common stock	3	3
Additional paid-in capital	667,032	649,817
Accumulated other comprehensive loss	(1,290)	(880)
Retained earnings	97,706	86,399
Total stockholders' equity	763,451	735,339
Total liabilities and stockholders' equity	$861,164	$831,607

See accompanying notes to these condensed financial statements (unaudited).

Ellie Mae, Inc.
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(As Restated)		(As Restated)
Revenues	$125,473	$104,125	$241,255	$197,127
Cost of revenues	50,809	38,267	99,456	73,035
Gross profit	74,664	65,858	141,799	124,092
Operating expenses:
Sales and marketing	20,355	13,860	44,199	33,240
Research and development	24,586	16,046	47,075	33,453
General and administrative	23,894	18,727	50,208	35,669
Total operating expenses	68,835	48,633	141,482	102,362
Income from operations	5,829	17,225	317	21,730
Other income, net	924	762	1,772	1,263
Income before income taxes	6,753	17,987	2,089	22,993
Income tax benefit	(3,061)	(836)	(7,986)	(5,429)
Net income	$9,814	$18,823	$10,075	$28,422
Net income per share of common stock:
Basic	$0.29	$0.55	$0.29	$0.84
Diluted	$0.27	$0.52	$0.28	$0.79
Weighted average common shares used in computing net income per share of common stock:
Basic	34,337	34,029	34,240	33,866
Diluted	35,742	35,909	35,693	35,772

Net income	$9,814	$18,823	$10,075	$28,422
Other comprehensive income, net of taxes:
Unrealized gain (loss) on investments	127	(103)	(410)	(45)
Comprehensive income	$9,941	$18,720	$9,665	$28,377

See accompanying notes to these condensed financial statements (unaudited).

Ellie Mae, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2018	2017
	(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,075	$28,422
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,179	16,282
Amortization of acquisition-related intangibles	12,500	2,156
Stock-based compensation expense	20,194	16,361
Deferred income taxes	(7,986)	(5,662)
Others	287	(139)
Changes in operating assets and liabilities:
Accounts receivable, net	(7,553)	(6,183)
Prepaid expenses and other current assets	(3,027)	(3,757)
Deposits and other assets	(1,373)	194
Accounts payable	(1,715)	2,677
Accrued, other current and other long-term liabilities	2,537	(10,243)
Deferred revenues	(5,052)	(5,087)
Net cash provided by operating activities	42,066	35,021
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(14,194)	(21,800)
Acquisition of internal-use software	(33,260)	(25,478)
Purchases of investments	(74,084)	(181,760)
Maturities of investments	78,088	28,076
Other investing activities, net	172	—
Net cash used in investing activities	(43,278)	(200,962)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capital lease obligations	(57)	(553)
Proceeds from issuance of common stock under employee stock plans	11,753	10,207
Payment of issuance costs relating to common stock issued in public offering	—	(15)
Payments for repurchase of common stock	(14,740)	—
Tax payments related to shares withheld for vested restricted stock units	(15,130)	(11,401)
Net cash used in financing activities	(18,174)	(1,762)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(19,386)	(167,703)
CASH AND CASH EQUIVALENTS, Beginning of period	137,698	380,907
CASH AND CASH EQUIVALENTS, End of period	$118,312	$213,204

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
NOTE 2—Restatement of Previously Issued Financial Statements
The Company has restated its quarterly unaudited consolidated financial statements as of and for the periods ended June 30, 2018 to correct misstatements associated with the Company’s adoption of ASU 2014-09 (Topic 606). Specifically, the Company did not adequately constrain the variable consideration included in the transaction price such that, at the time of adoption, it was probable that a significant revenue reversal would not occur. The Company also identified additional costs to obtain contracts that should have been recorded to its opening balances upon adoption of Topic 606.
The following tables summarize the adjustments to the specific line items presented in the Company's condensed financial statements included in the Original Filing as a result of the restatement. The impact of the restatement is reflected throughout the remaining footnotes of the Company's amended Quarterly Report for Form 10-Q/A as of and for the three and six months ended June 30, 2018.
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
_________________
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

	June 30, 2018
	As Originally Reported	Adjustments (1)	As Restated
	(in thousands)
Current assets:
Prepaid expenses and other current assets	$29,629	$775	$30,404
Non-current assets:
Deposits and other assets	$31,636	$1,229	$32,865
Current liabilities:
Accrued and other current liabilities	$30,675	$2,586	$33,261
Deferred revenues	$16,992	$3,314	$20,306
Non-current liabilities:
Other long-term liabilities	$17,924	$7,474	$25,398
Stockholders' equity:
Retained earnings	$109,076	$(11,370)	$97,706
_________________
(1) The adjustments related to variable consideration resulted in a decrease in Prepaid expenses and other current assets of $1.7 million, a decrease in Deposits and other assets of $6.0 million, an increase in Deferred revenues of $3.3 million, an increase in Other long-term liabilities of $3.5 million, and a decrease in Retained earnings of $14.6 million. The tax impact of the adjustments related to variable consideration resulted in an increase in Deposits and other assets of $2.8 million, a decrease in Other long-term liabilities of $0.4 million, and an increase in Retained earnings of $3.2 million. The adjustments related to additional cost to obtain contracts resulted in an increase in Prepaid expenses and other current assets of $2.5 million, an increase in Deposits and other assets of $4.5 million, an increase in Accrued and other current liabilities of $2.6 million, an increase in Other long-term liabilities of $4.4 million, and a decrease in Retained Earnings of less than $0.1 million.
Selected Statement of Comprehensive Income Line Items

	Three Months Ended June 30, 2018
	As Originally Reported	Adjustments (1)	As Restated
	(in thousands)
Revenues	$125,024	$449	$125,473
Cost of revenues	$51,640	$(831)	$50,809
Gross profit	$73,384	$1,280	$74,664
Operating expenses:
Sales and marketing	$19,541	$814	$20,355
Income (loss) from operations	$5,363	$466	$5,829
Income tax provision (benefit)	$(3,211)	$150	$(3,061)
Net income	$9,498	$316	$9,814
Basic income per share of common stock	$0.28	$0.01	$0.29
Diluted income per share of common stock	$0.27	$—	$0.27
_________________
(1) The adjustments related to variable consideration resulted in an increase in Revenues of $0.4 million. The tax impact of the adjustments related to variable consideration resulted in an increase in Income tax provision of $0.1 million. The adjustments related to additional cost to obtain contracts resulted in a decrease in Cost of revenues of $0.8 million, and an increase in Sales and marketing expense of $0.8 million.

	Six Months Ended June 30, 2018
	As Originally Reported	Adjustments (1)	As Restated
	(in thousands)
Revenues	$242,936	$(1,681)	$241,255
Cost of revenues	$100,987	$(1,531)	$99,456
Gross profit	$141,949	$(150)	$141,799
Operating expenses:
Sales and marketing	$42,605	$1,594	$44,199
Income (loss) from operations	$2,061	$(1,744)	$317
Income tax provision (benefit)	$(7,869)	$(117)	$(7,986)
Net income	$11,702	$(1,627)	$10,075
Basic income per share of common stock	$0.34	$(0.05)	$0.29
Diluted income per share of common stock	$0.33	$(0.05)	$0.28
_________________
(1) The adjustments related to variable consideration resulted in a decrease in Revenues of $1.7 million. The tax impact of the adjustments related to variable consideration resulted in an increase in Income tax benefit of $0.1 million. The adjustments related to additional cost to obtain contracts resulted in a decrease in Cost of revenues of $1.5 million, and an increase in Sales and marketing expense of $1.6 million.
Selected Statement of Cash Flows Line Items

	Six Months Ended June 30, 2018
	As Originally Reported	Adjustments (1)	As Restated
	(in thousands)
Net income	$11,702	$(1,627)	$10,075
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	$(7,869)	$(117)	$(7,986)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	$(2,968)	$(59)	$(3,027)
Deposits and other assets	$(3,416)	$2,043	$(1,373)
Accrued liabilities, other current and other long-term liabilities	$2,968	$(431)	$2,537
Deferred revenues	$(5,243)	$191	$(5,052)
Net cash provided by operating activities	$42,066	$—	$42,066
_________________
(1) The adjustments related to variable consideration resulted in a decrease in Net income of $1.7 million, an increase in the change in Prepaid expenses and other current assets of $0.1 million, an increase in the change in Deposits and other assets of $1.4 million, and an increase in the change in Deferred revenues of $0.2 million. The tax impact of the adjustments related to variable consideration resulted in an increase in Net income of $0.1 million and a decrease in Deferred income taxes of $0.1 million. The adjustments related to additional cost to obtain contracts resulted in a decrease in Net income of $0.1 million, a decrease in the change in Prepaid expenses and other current assets of $0.2 million, an increase in the change in Deposits and other assets of $0.7 million, and a decrease in the change in Accrued liabilities, other current and other long-term liabilities of $0.4 million.
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
Standards Adopted
ASU No. 2014-09
On January 1, 2018, the Company adopted ASU 2014-09 (Topic 606) using the modified retrospective method and applied Topic 606 to those contracts which were not completed as of January 1, 2018.
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
Selected Balance Sheet Line Items

	June 30, 2018
	(in thousands)
	As Restated	Adjustments	Balances without adoption of Topic 606
Current assets:
Accounts receivable	$50,674	$(657)	$50,017
Prepaid expenses and other current assets	$30,404	$(9,811)	$20,593
Non-current assets:
Deposits and other assets	$32,865	$(15,601)	$17,264
Current liabilities:
Accrued and other current liabilities	$33,261	$(3,389)	$29,872
Deferred revenues	$20,306	$(212)	$20,094
Non-current liabilities:
Other long-term liabilities	$25,398	$(8,991)	$16,407
Stockholders' equity:
Retained earnings	$97,706	$(13,477)	$84,229

Selected Statement of Comprehensive Income Line Items

	Three Months Ended June 30, 2018
	(in thousands, except per share amounts)
	As Restated	Adjustments	Balances without adoption of Topic 606
Revenues	$125,473	$8	$125,481
Gross profit	$74,664	$8	$74,672
Operating expenses:
Sales and marketing	$20,355	$630	$20,985
Income from operations	$5,829	$(622)	$5,207
Income tax benefit	$(3,061)	$(105)	$(3,166)
Net income	$9,814	$(517)	$9,297
Basic income per share of common stock	$0.29	$(0.02)	$0.27
Diluted income per share of common stock	$0.27	$(0.01)	$0.26

	Six Months Ended June 30, 2018
	(in thousands, except per share amounts)
	As Restated	Adjustments	Balances without adoption of Topic 606
Revenues	$241,255	$209	$241,464
Gross profit	$141,799	$209	$142,008
Operating expenses:
Sales and marketing	$44,199	$665	$44,864
Income from operations	$317	$(456)	$(139)
Income tax benefit	$(7,986)	$83	$(7,903)
Net income	$10,075	$(539)	$9,536
Basic income per share of common stock	$0.29	$(0.01)	$0.28
Diluted income per share of common stock	$0.28	$(0.01)	$0.27

Selected Statement of Cash Flows Line Items

	Six Months Ended June 30, 2018
	(in thousands)
	As Restated	Adjustments	Balances without adoption of Topic 606
Net income	$10,075	$(539)	$9,536
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	$(7,986)	$83	$(7,903)
Changes in operating assets and liabilities:
Accounts receivable, net	$(7,553)	$657	$(6,896)
Prepaid expenses and other current assets	$(3,027)	$909	$(2,118)
Deposits and other assets	$(1,373)	$(227)	$(1,600)
Accrued, other current and other long-term liabilities	$2,537	$439	$2,976
Deferred revenues	$(5,052)	$(1,322)	$(6,374)
Net cash provided by operating activities	$42,066	$—	$42,066
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
NOTE 4—Revenue Recognition —As Restated
Disaggregation of Revenue
The following table provides information about disaggregated revenue from customers.

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
	(As Restated)
	(in thousands)
Hosted software subscription revenues	$91,154	$171,285
Transactional revenues	24,922	53,052
Professional services revenues	9,397	16,918
Revenues	$125,473	$241,255
The Company has redefined its categories of disaggregated revenue to be more clearly aligned with how it communicates its performance. Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

Contract Balances
The following table provides information about receivables, contract assets and deferred revenues from contracts with customers.

		June 30, 2018
	Balance Sheet Line Reference	(As Restated)
		(in thousands)
Accounts receivables, net	Accounts receivables, net	$50,674
Contract assets - current	Prepaid expenses and other current assets	$5,060
Contract assets - noncurrent	Deposits and other assets	$8,873
Deferred revenues - current	Deferred revenues	$20,306
Deferred revenues - noncurrent	Other long-term liabilities	$4,336
Changes in the contract assets and the deferred revenues balances during the six months ended June 30, 2018 are as follows:

	January 1, 2018	June 30, 2018	$ Change
	(As Restated)	(As Restated)
	(in thousands)
Contract assets	$13,428	$13,933	$505
Deferred revenues	$29,694	$24,642	$(5,052)
The increase in contract assets from $13.4 million to $13.9 million as of June 30, 2018 was primarily the result of $2.3 million in increases in estimated transaction price including changes in the assessment of whether estimated variable consideration is constrained and $1.2 million in contract additions, offset by billings of $3.0 million in advance of revenue being recognized. The decrease in deferred revenues from $29.7 million to $24.6 million was due to additional performance on certain arrangements in which billing occurred in advance. During the six months ended June 30, 2018, $17.0 million of revenues recognized were included in the deferred revenues balance at the beginning of the period, which was offset by additional deferrals during the period.
Revenues Allocated to Remaining Performance Obligations
Remaining performance obligations represent contracted revenues that have not yet been recognized, which includes deferred revenues and amounts that will be invoiced and recognized as revenues in future periods.
The Company expects to recognize revenues on the remaining performance obligations as follows:

June 30, 2018
(As Restated)
(in thousands)
Within 1 year	$285,301
2-3 years	256,445
Thereafter	65,225
$606,971
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
Deferred Costs
Deferred costs, which consist of deferred sales commissions, were $23.0 million as of June 30, 2018 and $8.5 million for December 31, 2017. For the three and six months ended June 30, 2018, amortization expense for deferred costs were $2.2 million and $4.2 million, respectively. For the three and six months ended June 30, 2017, amortization expense for deferred costs were $0.8 million and $1.6 million, respectively. There was no impairment loss related to the costs capitalized during these periods.

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
The components of net income per share of common stock were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(As Restated)		(As Restated)
	(in thousands, except per share amounts)
Net income	$9,814	$18,823	$10,075	$28,422

Weighted average common shares outstanding used to compute basic net income per share	34,337	34,029	34,240	33,866
Effect of potentially dilutive securities:
Employee stock options, RSUs, performance-vesting RSUs, Performance Awards and ESPP shares	1,405	1,880	1,453	1,906
Weighted average common shares outstanding used to compute diluted net income per share	35,742	35,909	35,693	35,772
Net income per share:
Basic	$0.29	$0.55	$0.29	$0.84
Diluted	$0.27	$0.52	$0.28	$0.79
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(As Restated)		(As Restated)
	(dollars in thousands)
Income tax provision (benefit)	$(3,061)	$(836)	$(7,986)	$(5,429)
Effective tax rate	(45.3)%	(4.7)%	(382.3)%	(23.6)%
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

NOTE 10—Commitments and Contingencies
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
The following information has been adjusted to reflect the restatement of our condensed financial statements as described in the “Explanatory Note” at the beginning of this amended Quarterly Report on Form 10-Q/A and in Note 2, “Restatement of Previously Issued Financial Statements”, in Notes to the Condensed Financial Statements (Unaudited) of this amended Quarterly Report on Form 10-Q/A.

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
We are responding to these trends as follows:
Greater focus on operational efficiencies. The average total production cost per loan was $8,957 in the first quarter of 2018 (1). We expect operational costs to continue to be a significant consideration for mortgage originators due to the continuously changing regulatory environment and heightened quality standards. By automating many of the functions of mortgage origination, we enable our users to comply with regulations and process quality loans more efficiently and effectively. This reduces the cost of originating loans and lowers the risk of buy-back demands from investors resulting from poorly originated or documented loans or loans that fail to comply with applicable regulations. We continually address the changing needs of our customers by developing and enhancing tools to allow for simplified regulatory compliance, increased availability of information, and enhanced system functionality and performance.
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
______________

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
The following table shows these operating metrics as of and for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(As Restated)		(As Restated)
Revenues (in thousands):
Revenues	$125,473	$104,125	$241,255	$197,127
Contracted revenues	$89,451	$67,106	$172,375	$129,964
Users:
Active users	193,041	177,366	193,041	177,366
Average active users during the period	192,330	175,266	190,358	172,021
Loans:
Estimated Encompass closed loans	721,000	682,000	1,274,000	1,197,000
Revenues per loan	$174	$153	$189	$165

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
Critical Accounting Policies and Estimates
There have been no significant changes during the three and six months ended June 30, 2018 to our critical accounting policies and estimates previously disclosed in our 2017 Form 10-K except in relation to our adoption of Topic 606 as discussed in Notes 3 and 4 of the Notes to Condensed Financial Statements.

Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(As Restated)		(As Restated)
	(in thousands)
Revenues	$125,473	$104,125	$241,255	$197,127
Cost of revenues(1)	50,809	38,267	99,456	73,035
Gross profit	74,664	65,858	141,799	124,092
Operating expenses:
Sales and marketing(1)	20,355	13,860	44,199	33,240
Research and development(1)	24,586	16,046	47,075	33,453
General and administrative(1)	23,894	18,727	50,208	35,669
Total operating expenses	68,835	48,633	141,482	102,362
Income from operations	5,829	17,225	317	21,730
Other income, net	924	762	1,772	1,263
Income before income taxes	6,753	17,987	2,089	22,993
Income tax benefit	(3,061)	(836)	(7,986)	(5,429)
Net income	$9,814	$18,823	$10,075	$28,422
________________
(1) Stock-based compensation included in the above line items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Cost of revenues	$2,106	$1,675	$4,000	$3,119
Sales and marketing	1,760	1,258	3,316	2,434
Research and development	2,953	2,098	5,487	3,959
General and administrative	3,843	3,479	7,391	6,849
	$10,662	$8,510	$20,194	$16,361

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(As Restated)		(As Restated)
	(in thousands)
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	40.5	36.7	41.2	37.0
Gross profit	59.5	63.3	58.8	63.0
Operating expenses:
Sales and marketing	16.2	13.3	18.3	16.9
Research and development	19.6	15.4	19.5	17.0
General and administrative	19.0	18.0	20.8	18.1
Total operating expenses	54.8	46.7	58.6	52.0
Income from operations	4.7	16.6	0.2	11.0
Other income, net	0.7	0.7	0.8	0.6
Income before income taxes	5.4	17.3	1.0	11.6
Income tax benefit	(2.4)	(0.8)	(3.3)	(2.8)
Net income	7.8%	18.1%	4.3%	14.4%
Comparison of the Three and Six Months Ended June 30, 2018 and 2017
Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(As Restated)		(As Restated)
	(dollars in thousands)
Revenues	$125,473	$104,125	$241,255	$197,127
Three months ended June 30, 2018. Total revenues increased $21.3 million, or 20.5%, for the three months ended June 30, 2018 as compared to the same period in 2017. The increase in revenues is primarily due to increased adoption of our service offerings including Velocify, an increase in estimated Encompass closed loans to 721,000 from 682,000, and a larger user base.
Six months ended June 30, 2018. Total revenues increased $44.1 million, or 22.4%, for the six months ended June 30, 2018 as compared to the same period in 2017. The increase in revenues is primarily due to increased adoption of our service offerings including Velocify, an increase in estimated Encompass closed loans to 1,274,000 from 1,197,000, and a larger user base.
Gross Profit

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(As Restated)		(As Restated)
	(dollars in thousands)
Gross profit	$74,664	$65,858	$141,799	$124,092
Gross margin	59.5%	63.3%	58.8%	63.0%
Gross profit increased by $8.8 million and gross margin decreased by 3.8% during the three months ended June 30, 2018 as compared to the same period in 2017. The decrease in gross margin was primarily the result of a $4.8 million increase in amortization related to intangibles acquired from the Velocify acquisition, a $4.0 million increase in employees related expenses associated with additional headcount, a $2.5 million increase in amortization related to internal-use software and depreciation related to infrastructure hardware and a $1.5 million increase in expenses related to our technology and infrastructure services as we increase capacity to accommodate new customers through our hybrid cloud architecture.

Gross profit increased by $17.7 million and gross margin decreased by 4.2% during the six months ended June 30, 2018 as compared to the same period in 2017. The decrease in gross margin was the result of a $9.6 million increase in amortization related to intangibles acquired from the Velocify acquisition, a $6.9 million increase in employees related expenses associated with additional headcount, a $5.8 million increase in amortization expense related to internal-use software and depreciation expense related to infrastructure hardware, and a $3.5 million increase in expenses related to our technology and infrastructure services as we increased capacity to accommodate new customers through our hybrid cloud architecture.
Sales and Marketing

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(As Restated)		(As Restated)
	(dollars in thousands)
Sales and marketing	$20,355	$13,860	$44,199	$33,240
Sales and marketing as a % of revenues	16.2%	13.3%	18.3%	16.9%
Sales and marketing expenses increased by $6.5 million, or 46.9%, for the three months ended June 30, 2018 as compared to the same period in 2017. Sales and marketing expenses as a percentage of revenues increased by 2.9%. The increase in sales and marketing expenses was primarily due to a $3.0 million increase in salaries, employee benefits, and stock-based compensation expenses related to increased headcount as we continued to grow our sales and marketing department in an effort to increase our market share and address anticipated demand for our software solutions, a $1.3 million increase in marketing and promotion expenses, including our user conference and trade shows, and a $1.2 million increase in commissions related to higher amortization of deferred costs and reclassification of certain costs to obtain contracts.
Sales and marketing expenses increased by $11.0 million, or 33.0%, for the six months ended June 30, 2018 as compared to the same period in 2017. Sales and marketing expenses as a percentage of revenues remained relatively flat. The increase in sales and marketing expenses was primarily due to a $5.6 million increase in salaries, employee benefits, and stock-based compensation expenses related to increased headcount as we continued to grow our sales and marketing department in an effort to increase our market share and address anticipated demand for our software solutions, a $2.0 million increase in commissions related to higher amortization of deferred costs and reclassification of certain costs to obtain contracts, and a $1.4 million increase in marketing and promotion expenses, including our user conference and trade shows.
Research and Development

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(As Restated)		(As Restated)
	(dollars in thousands)
Research and development	$24,586	$16,046	$47,075	$33,453
Research and development as a % of revenues	19.6%	15.4%	19.5%	17.0%
Research and development expenses increased by $8.5 million, or 53.2%, for the three months ended June 30, 2018 as compared to the same period in 2017. Research and development expenses as a percentage of revenues increased by 4.2%. The increase in research and development expenses was primarily driven by salaries, employee benefits, and stock-based compensation expenses related to increased headcount as we continued to invest in our products and services.
Research and development expenses increased by $13.6 million, or 40.7%, for the six months ended June 30, 2018 compared to the same period in 2017. Research and development expenses as a percentage of revenues increased by 2.5%. The increase in research and development expenses was primarily driven by salaries, employee benefits, and stock-based compensation expenses related to increased headcount as we continued to invest in our products and services.
General and Administrative

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(As Restated)		(As Restated)
	(dollars in thousands)
General and administrative	$23,894	$18,727	$50,208	$35,669
General and administrative as a % of revenues	19.0%	18.0%	20.8%	18.1%

General and administrative expenses increased by $5.2 million, or 27.6%, for the three months ended June 30, 2018 as compared to the same period in 2017. General and administrative expenses as a percentage of revenues increased by 1.0%. The increase in general and administrative expenses was primarily due to a $2.3 million increase in salaries, employee benefits, and stock-based compensation related to increased headcount, and a $1.3 million increase in professional services related to the adoption of the new revenue recognition standard.
General and administrative expenses increased by $14.5 million, or 40.8%, for the six months ended June 30, 2018 as compared to the same period in 2017. General and administrative expenses as a percentage of revenues increased by 2.7%. The increase in general and administrative expenses was primarily due to a $5.2 million increase in salaries, stock-based compensation, and employee benefits related to increased headcount, a $4.3 million increase in professional services, and a $1.8 million increase in third-party service fees due to consulting services related to the adoption of the new revenue recognition standard.
Income Tax Provision

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(As Restated)		(As Restated)
	(dollars in thousands)
Income tax provision (benefit)	$(3,061)	$(836)	$(7,986)	$(5,429)
Effective tax rate	(45.3)%	(4.7)%	(382.3)%	(23.6)%
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
For further discussion of our income tax provision, see Note 9 of Notes to Condensed Financial Statements.
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
The following table sets forth our statement of cash flows data for the periods presented:

	Six Months Ended June 30,
	2018	2017	Net Change
	(in thousands)
Net cash provided by operating activities	$42,066	$35,021	$7,045
Net cash used in investing activities	(43,278)	(200,962)	157,684
Net cash used in financing activities	(18,174)	(1,762)	(16,412)
Net decrease in cash and cash equivalents	$(19,386)	$(167,703)	$148,317

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

ITEM 4—CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. At the time our Quarterly Report on Form 10-Q for the period ended June 30, 2018 was filed on August 7, 2018, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.
Subsequent to the original evaluation, our Chief Executive Officer and Interim Chief Financial Officer reevaluated the effectiveness of our disclosure controls and procedures and concluded that, as of June 30, 2018, our disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting described below.
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

The material weakness described above resulted in the restatement of our condensed consolidated financial statements for the quarter ended June 30, 2018.
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
ITEM 3—DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4—MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5—OTHER INFORMATION
Not applicable.

ITEM 6—EXHIBITS

Exhibit Number	Description of Document

3.1(1)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Ellie Mae, Inc. dated May 18, 2018.

3.2(2)	Amended and Restated Bylaws of Ellie Mae, Inc. as of May 18, 2018.

10.1#(3)	Separation Agreement, by and between Ellie Mae, Inc. and Matthew LaVay, dated June 19, 2018.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Interim Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_________________

(1)	Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on May 22, 2018, and incorporated herein by reference.

(2)	Previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on May 22, 2018, and incorporated herein by reference.

(3)	Previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 7, 2018, and incorporated herein by reference.

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