Form 10-Q
period 2018-09-30
ELLIE MAE INC
filed 2018-11-08
CIK 1122388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

PART I—FINANCIAL INFORMATION
ITEM 1—CONDENSED FINANCIAL STATEMENTS

Ellie Mae, Inc.
CONDENSED BALANCE SHEETS
(UNAUDITED)
(in thousands)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$133,582	$137,698
Short-term investments	138,656	103,345
Accounts receivable, net	48,013	43,121
Prepaid expenses and other current assets	36,994	18,474
Total current assets	357,245	302,638
Property and equipment, net	222,769	186,991
Long-term investments	69,822	107,363
Intangible assets, net	62,179	80,874
Goodwill	141,168	144,451
Deposits and other long-term assets	37,147	9,290
Total assets	$890,330	$831,607
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$16,024	$24,913
Accrued and other current liabilities	30,421	26,188
Deferred revenues	22,001	26,287
Total current liabilities	68,446	77,388
Other long-term liabilities	27,901	18,880
Total liabilities	96,347	96,268
Stockholders' equity:
Common stock	4	3
Additional paid-in capital	685,122	649,817
Accumulated other comprehensive loss	(1,264)	(880)
Retained earnings	110,121	86,399
Total stockholders' equity	793,983	735,339
Total liabilities and stockholders' equity	$890,330	$831,607

See accompanying notes to these condensed financial statements (unaudited).

Ellie Mae, Inc.
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$122,965	$107,029	$364,220	$304,156
Cost of revenues	51,272	39,603	150,728	112,638
Gross profit	71,693	67,426	213,492	191,518
Operating expenses:
Sales and marketing	18,788	13,522	62,987	46,762
Research and development	20,625	15,901	67,700	49,354
General and administrative	21,062	20,159	71,270	55,828
Total operating expenses	60,475	49,582	201,957	151,944
Income from operations	11,218	17,844	11,535	39,574
Other income, net	1,079	1,140	2,851	2,403
Income before income taxes	12,297	18,984	14,386	41,977
Income tax provision (benefit)	(119)	4,465	(8,105)	(964)
Net income	$12,416	$14,519	$22,491	$42,941
Net income per share of common stock:
Basic	$0.36	$0.42	$0.65	$1.26
Diluted	$0.35	$0.41	$0.63	$1.20
Weighted average common shares used in computing net income per share of common stock:
Basic	34,559	34,275	34,348	34,004
Diluted	35,828	35,785	35,775	35,804

Net income	$12,416	$14,519	$22,491	$42,941
Other comprehensive income, net of taxes:
Unrealized gain (loss) on investments	26	53	(384)	8
Comprehensive income	$12,442	$14,572	$22,107	$42,949

See accompanying notes to these condensed financial statements (unaudited).

Ellie Mae, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,491	$42,941
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,087	26,024
Amortization of acquisition-related intangibles	18,695	3,233
Stock-based compensation expense	30,734	25,260
Amortization of deferred costs	6,427	2,540
Deferred income taxes	(8,132)	(1,259)
Others	249	(948)
Changes in operating assets and liabilities:
Accounts receivable, net	(4,892)	(9,628)
Prepaid expenses, other current assets, and other long-term assets	(12,501)	(946)
Deferred costs	(5,869)	(3,201)
Accounts payable	(2,879)	625
Accrued liabilities, other current liabilities, and other long-term liabilities	2,557	(12,271)
Deferred revenues	(3,758)	(2,749)
Net cash provided by operating activities	79,209	69,621
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(21,708)	(24,919)
Acquisition of internal-use software	(50,730)	(40,047)
Purchases of investments	(120,894)	(213,749)
Maturities of investments	122,507	70,276
Other investing activities, net	172	—
Net cash used in investing activities	(70,653)	(208,439)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under employee stock plans	18,671	17,590
Payments for repurchase of common stock	(14,740)	—
Tax payments related to shares withheld for vested restricted stock units	(16,518)	(12,245)
Other financing activities, net	(85)	(602)
Net cash provided by (used in) financing activities	(12,672)	4,743
NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,116)	(134,075)
CASH AND CASH EQUIVALENTS, Beginning of period	137,698	380,907
CASH AND CASH EQUIVALENTS, End of period	$133,582	$246,832

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
The presentation of the condensed financial statements in this Quarterly Report on Form 10-Q reflects the merger of all wholly-owned subsidiaries of the Company with and into the Company effective December 31, 2017. The Condensed Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and the Condensed Statement of Cash Flows for the nine months ended September 30, 2017 are consolidated with Ellie Mae’s then-subsidiaries Mavent Holdings Inc. and Mavent Inc. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.
In the opinion of management, the accompanying unaudited condensed financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year ending December 31, 2018 or any future period.
Certain prior period amounts reported in the Company’s condensed financial statements have been reclassified to conform to current period presentation.
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
The Company generates revenues primarily from hosted software services, transaction-based fees, and related services including professional services and its annual user conference, and recognizes revenues as performance obligations are satisfied. For services where the customer simultaneously receives and consumes the benefit from the Company's performance, revenues are recognized over time using an output method based on the passage of time as this provides a faithful depiction of the transfer of control. Under Company-hosted Encompass software subscriptions that customers access through the Internet, revenues are comprised of fees for software services sold both as a subscription and on a variable basis. Variable fees include fees based on a per closed loan, or success basis, subject to monthly base fees, which the Company refers to as Success-Based Pricing. Other hosted subscription services consist of policy, guideline, data and analytics under the AllRegs brand, lead management, marketing, and customer relationship management. Transaction-based fees are comprised of Ellie Mae Network fees and transaction fees charged for other services, including fees for loan products and the annual user conference. Fees for professional services include consulting, implementation, and education and training services. Sales taxes assessed by governmental authorities are excluded from the transaction price.
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

Professional Services Revenues.  Professional services, including implementation services for the Company’s subscription products, are performance obligations which are capable of being distinct and are distinct within the context of the contract. Such services are generally provided on a time and materials or fixed price basis. The majority of the Company’s professional services are provided on a fixed price basis, and the Company recognizes revenue over time as the performance obligations are satisfied utilizing an input method based on the proportion of hours incurred to total estimated hours. Any changes in the estimate of progress towards completion are accounted for in the period of change using the cumulative catch-up method. Revenues from professional services contracts provided on a time and materials basis are recognized when invoiced as amounts correspond directly with the value of the services.
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
Contract Assets
Contract assets represent amounts recognized as revenues for which the Company does not have the unconditional right to consideration. Amounts related to invoices expected to be issued during the succeeding 12-month period are recorded as prepaid expenses and other current assets, and the remaining portion is recorded as deposits and other long-term assets.
Deferred Costs
Deferred costs mainly consist of sales commissions and related fringe benefits that are incremental costs of obtaining contracts with customers, as well as partners’ referral fees. The Company amortizes the costs incurred on initial contracts on a straight-line basis over a period of benefit determined to be approximately five years. The period of benefit is determined based on a review of customer churn rates and technological lifecycles of the underlying product offerings. All deferred costs on renewal contracts are amortized on a straight-line basis over the applicable renewal period. Additionally, the Company exercises the practical expedient to expense commissions on arrangements in which the amortization period is expected to be one year or less. Deferred costs that will be recognized during the succeeding 12-month period are recorded as prepaid expenses and other current assets, and the remaining portion is recorded as deposits and other long-term assets.
Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), as subsequently amended, which requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The standard is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The Company plans to adopt this new standard on January 1, 2019, and currently expects that most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption, which will increase total assets and total liabilities that the Company reports relative to such amounts prior to adoption.
In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees, with certain exceptions. ASU 2018-07 supersedes the guidance in ASC 505-50, Equity-Based Payments to Non-Employees, which previously included the accounting for non-employee awards. The standard is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The Company does not intend to early adopt and does not expect the adoption of this standard will have a material impact on its financial statements and related disclosures.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements on fair value measurements. The ASU removes the requirement to disclose: the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level 3 fair value measurements. The standard is effective for interim and annual periods beginning after December 15, 2019, and early adoption is permitted. The Company does not believe the adoption of this standard will have a material impact on its financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for interim and annual reporting periods beginning after December 15, 2019, and can be applied either prospectively to implementation costs incurred after the date of adoption or retrospectively to all arrangements. Early adoption is permitted. The Company is currently gathering information and evaluating the impact of this accounting standard update on its financial statements and related disclosures.
Standards Adopted
ASU No. 2014-09
On January 1, 2018, the Company adopted ASU No. 2014-09 (“Topic 606”), as subsequently amended, using the modified retrospective method and applied Topic 606 to those contracts which were not completed as of January 1, 2018.
On January 1, 2018, the Company recognized the cumulative effect of initially applying Topic 606 as an adjustment to the opening balance of retained earnings and the corresponding balance sheet accounts. The impact on the Company’s opening balances is primarily related to the Company’s straight-line calculations for subscription revenue and the capitalization of additional commission costs under Topic 606. The comparative information has not been restated and continues to be reported under the accounting standards in effect in those prior periods. Refer to the tables below and Note 3 “Revenue Recognition” for additional accounting policy and transition disclosures.
The Company recognized the cumulative effect of initially applying ASC 606 as an adjustment to retained earnings in the balance sheet as of January 1, 2018 as follows:
Selected Balance Sheet Line Items

	Balance at December 31, 2017	Adjustments Due to ASC 606	Balance at January 1, 2018
	(in thousands)
Current assets:
Prepaid expenses and other current assets	$18,474	$8,900	$27,374
Non-current assets:
Deposits and other long-term assets	$9,290	$22,013	$31,303
Current liabilities:
Accrued and other current liabilities	$26,188	$3,138	$29,326
Deferred revenues	$26,287	$(1,706)	$24,581
Non-current liabilities:
Other long-term liabilities	$18,880	$16,546	$35,426
Stockholders' equity:
Retained earnings	$86,399	$12,935	$99,334

The following tables summarize the impacts of Topic 606 adoption on the Company's condensed financial statements for the periods ended September 30, 2018.
Selected Balance Sheet Line Items

	September 30, 2018
	(in thousands)
	As Reported	Adjustments	Balances without adoption of Topic 606
Current assets:
Accounts receivable, net	$48,013	$(629)	$47,384
Prepaid expenses and other current assets	$36,994	$(10,149)	$26,845
Non-current assets:
Deposits and other long-term assets	$37,147	$(13,416)	$23,731
Current liabilities:
Accrued and other current liabilities	$30,421	$(2,525)	$27,896
Deferred revenues	$22,001	$135	$22,136
Non-current liabilities:
Other long-term liabilities	$27,901	$(8,709)	$19,192
Stockholders' equity:
Retained earnings	$110,121	$(13,095)	$97,026
Selected Statement of Comprehensive Income Line Items

	Three Months Ended September 30, 2018
	(in thousands, except per share amounts)
	As Reported	Adjustments	Balances without adoption of Topic 606
Revenues	$122,965	$(1,411)	$121,554
Gross profit	$71,693	$(1,411)	$70,282
Operating expenses:
Sales and marketing	$18,788	$320	$19,108
Income from operations	$11,218	$(1,731)	$9,487
Income tax benefit	$(119)	$(2,111)	$(2,230)
Net income	$12,416	$380	$12,796
Basic net income per share of common stock	$0.36	$0.01	$0.37
Diluted net income per share of common stock	$0.35	$0.01	$0.36

	Nine Months Ended September 30, 2018
	(in thousands, except per share amounts)
	As Reported	Adjustments	Balances without adoption of Topic 606
Revenues	$364,220	$(1,202)	$363,018
Gross profit	$213,492	$(1,202)	$212,290
Operating expenses:
Sales and marketing	$62,987	$985	$63,972
Income from operations	$11,535	$(2,187)	$9,348
Income tax benefit	$(8,105)	$(2,028)	$(10,133)
Net income	$22,491	$(159)	$22,332
Basic net income per share of common stock	$0.65	$—	$0.65
Diluted net income per share of common stock	$0.63	$(0.01)	$0.62
Selected Statement of Cash Flows Line Items

	Nine Months Ended September 30, 2018
	(in thousands)
	As Reported	Adjustments	Balances without adoption of Topic 606
Net income	$22,491	$(159)	$22,332
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred costs	$6,427	$(1,519)	$4,908
Deferred income taxes	$(8,132)	$(2,028)	$(10,160)
Changes in operating assets and liabilities:
Accounts receivable, net	$(4,892)	$629	$(4,263)
Prepaid expenses, other current assets, and other long-term assets	$(12,501)	$554	$(11,947)
Deferred costs	$(5,869)	$1,905	$(3,964)
Accrued liabilities, other current liabilities, and other long-term liabilities	$2,557	$1,410	$3,967
Deferred revenues	$(3,758)	$(792)	$(4,550)
Net cash provided by operating activities	$79,209	$—	$79,209
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

NOTE 3—Revenue Recognition
Disaggregation of Revenue
The following table provides information about disaggregated revenue from customers.

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
	(in thousands)
Hosted software subscription revenues	$90,847	$262,132
Transactional revenues	23,762	76,814
Professional services revenues	8,356	25,274
Revenues	$122,965	$364,220
Contract Balances
The following table provides information about receivables, contract assets and deferred revenues from contracts with customers.

	Balance Sheet Line Reference	September 30, 2018
		(in thousands)
Accounts receivables, net	Accounts receivables, net	$48,013
Contract assets - current	Prepaid expenses and other current assets	$5,036
Contract assets - noncurrent	Deposits and other long-term assets	$8,948
Deferred revenues - current	Deferred revenues	$22,001
Deferred revenues - noncurrent	Other long-term liabilities	$3,935
Changes in the contract assets and the deferred revenues balances during the nine months ended September 30, 2018 are as follows:

	January 1, 2018	September 30, 2018	$ Change
	(in thousands)
Contract assets	$13,428	$13,984	$556
Deferred revenues	$29,694	$25,936	$(3,758)
The increase in contract assets from $13.4 million to $14.0 million as of September 30, 2018 was primarily the result of $3.0 million in increases in estimated transaction price including changes in the assessment of whether estimated variable consideration is constrained and $1.6 million in contract additions, offset by billings of $4.0 million in advance of revenue being recognized. The decrease in deferred revenues from $29.7 million to $25.9 million was due to additional performance on certain arrangements in which billing occurred in advance. During the nine months ended September 30, 2018, $20.0 million of revenues recognized were included in the deferred revenues balance at the beginning of the period, which was offset by additional deferrals during the period.

Revenues Allocated to Remaining Performance Obligations
Remaining performance obligations represent contracted revenues that have not yet been recognized, which includes deferred revenues and amounts that will be invoiced and recognized as revenues in future periods.
The Company expects to recognize revenues on the remaining performance obligations as follows:

September 30, 2018
(in thousands)
Within 1 year	$280,094
2-3 years	257,759
Thereafter	50,758
$588,611
Remaining performance obligations exclude variable consideration allocated entirely to future distinct services as well as variable consideration in most arrangements that involve services revenues priced on a transactional basis and professional services invoiced on a time and materials basis as these arrangements include revenue recognized under the as billed expedient. Additionally, in instances where an estimate of variable consideration is constrained, the amount of such constraint is not included in revenues allocated to remaining performance obligations.
Deferred Costs
Deferred costs, which consist of deferred sales commissions, were $22.8 million as of September 30, 2018 and $8.5 million as of December 31, 2017. For the three and nine months ended September 30, 2018, amortization expense for deferred costs was $2.2 million and $6.4 million, respectively. For the three and nine months ended September 30, 2017, amortization expense for deferred costs was $0.9 million and $2.5 million, respectively. There was no impairment loss related to the costs capitalized during these periods.
NOTE 4—Net Income Per Share of Common Stock
Basic net income per share of common stock is calculated by dividing net income by the weighted average shares of common stock outstanding during the period. Diluted net income per share of common stock is computed by dividing net income by the weighted average shares of common stock outstanding plus the additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options, unvested restricted stock unit awards (“RSUs”), unvested performance-vesting RSUs, unvested performance share awards (“performance awards”), and shares to be purchased under the Employee Stock Purchase Plan (“ESPP”). The dilutive effect of potentially dilutive securities is reflected in diluted net income per share of common stock by application of the treasury stock method.
The components of net income per share of common stock were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except per share amounts)
Net income	$12,416	$14,519	$22,491	$42,941

Weighted average common shares outstanding used to compute basic net income per share	34,559	34,275	34,348	34,004
Effect of potentially dilutive securities:
Employee stock options, RSUs, performance-vesting RSUs, performance awards, and ESPP shares	1,269	1,510	1,427	1,800
Weighted average common shares outstanding used to compute diluted net income per share	35,828	35,785	35,775	35,804
Net income per share of common stock:
Basic	$0.36	$0.42	$0.65	$1.26
Diluted	$0.35	$0.41	$0.63	$1.20

The following potential weighted average common shares were excluded from the computation of diluted net income per share of common stock, as their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Employee stock options and awards	11	320	22	179
Performance-vesting RSUs and performance awards are included in the diluted shares outstanding for each period if the established performance criteria have been met at the end of the respective periods. However, if none of the required performance criteria have been met for such awards, the Company includes the number of shares that would be issuable if the end of the reporting period were the end of the contingency period. Accordingly, in addition to the employee stock options and awards noted above, 86,903 and 59,455 shares underlying performance-vesting RSUs and performance awards were excluded from the dilutive shares outstanding for each of the three and nine months ended September 30, 2018 and 2017, respectively.
NOTE 5—Financial Instruments and Fair Value Measurement
As of September 30, 2018 and December 31, 2017, the Company’s cash, cash equivalents, and investments were primarily comprised of cash and investment-grade, fixed maturity interest-bearing debt securities, such as money market funds, certificates of deposit, commercial paper, corporate bonds, municipal and government agency obligations, and guaranteed obligations of the United States government. Cash equivalents and investments are recorded at fair value. All investments are considered available for sale.
The following table summarizes cash and investments in financial instruments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy by investment type:

	September 30, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying or Fair Value
	(in thousands)
Cash	$112,602	$—	$—	$112,602
Level 1:
Money market funds	2,275	—	—	2,275
U.S. government and government agency obligations	69,725	—	(577)	69,148
	184,602	—	(577)	184,025
Level 2:
Corporate notes and obligations	70,972	2	(432)	70,542
Certificates of deposit	3,992	—	—	3,992
Municipal obligations	5,405	—	(25)	5,380
U.S. government and government agency obligations	78,352	1	(232)	78,121
Total financial instruments	343,323	3	(1,266)	342,060
Less investments	209,741	3	(1,266)	208,478
Cash and cash equivalents	$133,582	$—	$—	$133,582

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying or Fair Value
	(in thousands)
Cash	$119,035	$—	$—	$119,035
Level 1:
Money market funds	3,623	—	—	3,623
U.S. government and government agency obligations	52,255	—	(266)	51,989
	174,913	—	(266)	174,647
Level 2:
Corporate notes and obligations	81,062	—	(304)	80,758
Certificates of deposit	6,527	2	—	6,529
Municipal obligations	10,274	—	(46)	10,228
U.S. government and government agency obligations	76,510	—	(266)	76,244
Total financial instruments	349,286	2	(882)	348,406
Less investments	211,588	2	(882)	210,708
Cash and cash equivalents	$137,698	$—	$—	$137,698
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
At September 30, 2018 and December 31, 2017, the Company did not have any assets or liabilities that were valued using Level 3 inputs.
Realized gains and losses from the sale of investments were immaterial during the three and nine months ended September 30, 2018 and 2017.
The following table shows the gross unrealized losses and the related fair values of the Company’s investments in a continuous unrealized loss position. The Company did not identify any investments as other-than-temporarily impaired at September 30, 2018 or December 31, 2017 based on its evaluation of available evidence, such as the Company’s intent to hold and whether it is more likely than not that the Company will be required to sell the investment before recovery of the investment’s amortized basis. The Company expects to receive the full principal and interest on these investments.

	September 30, 2018
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Corporate notes and obligations	$43,069	$(315)	$12,431	$(117)	$55,500	$(432)
Certificates of deposit	—	—	746	—	746	—
U.S. government, government agency, and municipal obligations	94,863	(266)	53,846	(568)	148,709	(834)
	$137,932	$(581)	$67,023	$(685)	$204,955	$(1,266)

	December 31, 2017
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Corporate notes and obligations	$62,099	$(253)	$7,574	$(51)	$69,673	$(304)
Certificates of deposit	482	—	1,348	—	1,830	—
U.S. government, government agency, and municipal obligations	119,456	(492)	13,070	(86)	132,526	(578)
	$182,037	$(745)	$21,992	$(137)	$204,029	$(882)
The following table summarizes the contractual maturities of the Company’s investments at September 30, 2018:

	Amortized Cost	Carrying or Fair Value
	(in thousands)
Due within one year	$139,050	$138,656
Due after one year through three years (1)	70,691	69,822
Total	$209,741	$208,478
________________
(1) Maximum maturity of individual investments is three years.
Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.
NOTE 6—Property and Equipment, Net
Property and equipment, net, consisted of the following:

	September 30, 2018	December 31, 2017
	(in thousands)
Computer equipment and software	$79,691	$67,068
Internal-use software	159,741	108,710
Furniture and fixtures	9,542	8,311
Leasehold improvements	32,433	27,356
Internal-use software and other assets not placed in service	53,700	52,659
Property and equipment, gross	335,107	264,104
Accumulated depreciation and amortization	(112,338)	(77,113)
Property and equipment, net	$222,769	$186,991
Depreciation and amortization expense for the three and nine months ended September 30, 2018 was $12.9 million and $36.1 million, respectively. Depreciation and amortization expense for the three and nine months ended September 30, 2017 was $9.7 million and $26.0 million, respectively. These amounts include amortization of assets under capital leases of less than $0.1 million and $0.9 million for the three and nine months ended September 30, 2018, and $0.6 million and $2.2 million for the three and nine months ended September 30, 2017, respectively.

NOTE 7— Goodwill and Intangible Assets, Net
During the three months ended September 30, 2018, the Company recorded a $3.1 million adjustment to Goodwill related to certain acquired deferred tax assets of Velocify. The adjustment was the result of a change in the provisional amounts to the purchase accounting and was made within the measurement period.
Intangible assets, net, consisted of the following:

	September 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Weighted Average Remaining Useful Life
	(in thousands)			(in years)
Assets subject to amortization:
Developed technology	$53,535	$(15,591)	$37,944	6.8
Trade names	1,931	(864)	1,067	2.0
Customer relationships	34,900	(15,869)	19,031	7.3
Order backlog	14,370	(14,272)	98	1.1
Total assets subject to amortization	104,736	(46,596)	58,140	6.9
Assets not subject to amortization:
Trade name	4,039	—	4,039
	$108,775	$(46,596)	$62,179

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Weighted Average Remaining Useful Life
	(in thousands)			(in years)
Assets subject to amortization:
Developed technology	$53,535	$(10,810)	$42,725	7.5
Trade names	1,931	(464)	1,467	2.8
Customer relationships	34,900	(13,050)	21,850	7.7
Order backlog	14,370	(3,577)	10,793	0.8
Total assets subject to amortization	104,736	(27,901)	76,835	6.5
Assets not subject to amortization:
Trade name	4,039	—	4,039
	$108,775	$(27,901)	$80,874
Amortization expense associated with intangible assets for the three and nine months ended September 30, 2018 was $6.2 million and $18.7 million, respectively. Amortization expense associated with intangible assets for the three and nine months ended September 30, 2017 was $1.1 million and $3.2 million, respectively.

Future amortization expense for intangible assets at September 30, 2018 was as follows:

Amortization
(in thousands)
Remainder of 2018	$2,694
2019	10,499
2020	8,978
2021	7,114
2022	7,055
2023	6,800
Thereafter	15,000
$58,140
NOTE 8—Income Taxes
The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of the annual effective tax rate and, if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period.
The following table presents the income tax provision (benefit) and the effective tax rate for the three and nine month periods ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(dollars in thousands)
Income tax provision (benefit)	$(119)	$4,465	$(8,105)	$(964)
Effective tax rate	(1.0)%	23.5%	(56.3)%	(2.3)%
For the three and nine months ended September 30, 2018, the Company’s effective tax rate differed from the U.S. federal statutory rate of 21% primarily due to income tax benefits from excess stock-based compensation deductions, research and development credits, and a reduction in the state blended income tax rate, offset by income tax expense related to the remeasurement of certain deferred tax assets as a result of the Tax Act. The Company recognized a deferred income tax expense of $1.2 million related to the remeasurement of certain acquired deferred tax assets of Velocify as a result of the reduction in the federal statutory tax rate. For the three and nine months ended September 30, 2017, the Company’s effective tax rate differed from the U.S. federal statutory rate of 35% primarily due to the income tax benefits from excess stock-based compensation deductions and research and development credits, offset by income tax expense for certain nondeductible stock-based compensation.
The Company regularly assesses the realizability of its deferred tax assets and establishes a valuation allowance if it is more-likely-than-not that some, or all, of its deferred tax assets will not be realized in the future. The Company evaluates and weighs all available evidence, both positive and negative, including its historic operating results, future reversals of existing deferred tax liabilities, as well as projected future taxable income. The Company will continue to regularly assess the realizability of its deferred tax assets. Changes in earnings performance and future earnings projections, among other factors, may cause the Company to adjust the valuation allowance on deferred tax assets, which could materially impact the income tax expense in the period the Company determines that these factors have changed.
The Company’s income tax positions are subject to audit by the Internal Revenue Service (“IRS”) and various state tax authorities. The Company recognizes a tax benefit for an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained upon examination, based upon the technical merits of the position by the relevant tax authority. The Company believes that it has adequately provided reserves for its uncertain tax positions for all tax years that remain open to examination. The Company does not believe it is reasonably possible that its gross unrecognized tax benefits will materially change in the next 12 months.
The Company has a policy to classify accrued interest and penalties for its uncertain tax positions together with the related liability in the balance sheet, and to include the expenses incurred related to such accruals as a component of the provision for income taxes. There was no interest nor were there penalties accrued in the provision for income taxes during the three and nine months ended September 30, 2018 and 2017.
In December 2017, the SEC staff issued SAB 118, which allows companies to record provisional amounts for the Tax Act during a measurement period not to extend beyond one year of the enactment date.

In order to complete the accounting for the impacts of the Tax Act, the Company continues to obtain, analyze and interpret additional guidance that becomes available from the U.S. Treasury Department, the IRS, state taxing jurisdictions, the FASB, and other standard-setting and regulatory bodies. New guidance or interpretations may materially impact the Company’s provision for income taxes in future periods. Additional information that is needed to complete the analysis but is currently unavailable includes, but is not limited to, the final determination of certain net deferred tax assets and liabilities subject to remeasurement and when the related temporary differences will be settled or realized, and the tax treatment of such provisions of the Tax Act by various state tax authorities. In addition, the Company is currently examining the recently issued IRS guidance to determine the impact of the “transition rule” related to the Company’s covered employees’ compensation stemming from written binding contracts entered on or before November 2, 2017. The provisional estimates recorded may change in the fourth quarter of 2018 as the Company’s accounting analysis is finalized. As of September 30, 2018, the Company has not completed the accounting for the tax effects of the Tax Act.
For additional information related to the impact of the 2017 Tax Act on the Company’s tax provision and tax rate, please see Note 8 of the notes to condensed consolidated financial statements in the Company’s Annual Report on Form 10-K for the calendar year ended December 31, 2017, filed with the SEC on March 1, 2018.
NOTE 9—Commitments and Contingencies
Leases
As of September 30, 2018, the Company leased nine facilities under operating lease arrangements. The lease expiration dates range from September 2019 to December 2025. Certain leases contain escalation clauses calling for increased rents. The Company recognizes rent expense on a straight-line basis over the lease period.
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
Total stock-based compensation expense recognized consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Cost of revenues	$2,408	$1,810	$6,408	$4,929
Sales and marketing	1,929	1,346	5,245	3,780
Research and development	2,796	2,043	8,283	6,002
General and administrative	3,407	3,700	10,798	10,549
	$10,540	$8,899	$30,734	$25,260

Stock Plans
Stock Options
The following table summarizes the Company’s stock option activity under the Stock Plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at January 1, 2018	1,436,031	$27.06	5.43	$89,554
Granted	4,641	$92.28
Exercised	(281,184)	$24.49
Forfeited or expired	(6,676)	$48.48
Outstanding at September 30, 2018	1,152,812	$27.83	4.77	$77,172
Ending vested and expected to vest at September 30, 2018	1,152,252	$27.81	4.77	$77,153
Exercisable at September 30, 2018	1,094,838	$26.11	4.66	$75,172
There were no stock options granted during the three months ended September 30, 2018. The aggregate intrinsic value of the stock options outstanding at September 30, 2018 represents the value of the Company’s closing stock price of $94.77 on September 30, 2018 in excess of the exercise price multiplied by the number of options outstanding for options that were in-the-money.
As of September 30, 2018, total unrecognized stock-based compensation expense related to unvested stock options, adjusted for estimated forfeitures, was $1.5 million and is expected to be recognized over a weighted average period of 11 months.
Restricted Stock Units, Performance-Vesting Restricted Stock Units, and Performance Awards
The following table summarizes the Company’s RSU, performance award, and performance-vesting RSU activity:

	RSUs		Performance Awards and Performance-Vesting RSUs
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 1, 2018	1,179,458	$82.84	294,464	$56.17
Granted	619,623	$100.67	88,513	$92.28
Released	(344,029)	$74.53	(125,253)	$47.97
Forfeited or expired	(128,438)	$89.32	(29,048)	$70.33
Outstanding at September 30, 2018	1,326,614	$92.69	228,676	$72.84
Ending vested and expected to vest at September 30, 2018	1,171,628		228,676
RSUs, performance-vesting RSUs, and performance awards that are expected to vest are presented net of estimated future forfeitures.
RSUs released during the nine months ended September 30, 2018 and 2017 had an aggregate intrinsic value of $34.4 million and $32.0 million, respectively, and had an aggregate grant-date fair value of $25.6 million and $17.7 million, respectively.
Performance-vesting RSUs and performance awards released during the nine months ended September 30, 2018 and 2017 had an aggregate intrinsic value of $11.5 million and $13.7 million, respectively, and had an aggregate grant-date fair value of $6.0 million and $5.8 million, respectively. The number of RSUs released includes shares that the Company withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.
As of September 30, 2018, total unrecognized compensation expense related to unvested RSUs, performance-vesting RSUs, and performance awards, adjusted for estimated forfeitures, was $96.9 million and is expected to be recognized over a weighted average period of 2.6 years.

Employee Stock Purchase Plan
For the nine months ended September 30, 2018 and 2017, employees purchased 159,692 shares and 121,010 shares, respectively, under the ESPP, resulting in cash proceeds of $11.8 million and $9.1 million, respectively. As of September 30, 2018, unrecognized compensation expense related to the current semi-annual ESPP offering period, which ends on February 28, 2019, was $1.7 million and is expected to be recognized over five months.
Valuation Information
The fair value of stock options and stock purchase rights granted under the Stock Plans, and the ESPP were estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	Three months ended September 30, 2018		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock option plans:
Risk-free interest rate	—%	—%	2.63%	2.04%
Expected life of options (in years)	—	—	6.08	6.08
Expected dividend yield	—%	—%	—%	—%
Volatility	—%	—%	45.00%	48.00%
Employee Stock Purchase Plan:
Risk-free interest rate	2.27%	1.12%	2.06%	0.58%
Expected life of options (in years)	0.48	0.49	0.50	0.49
Expected dividend yield	—%	—%	—%	—%
Volatility	27.96%	37.25%	27.47%	34.88%
Common Stock
The following numbers of shares of common stock were reserved and available for future issuance under the 2011 Plan and ESPP at September 30, 2018:

Reserved Shares
Options and awards outstanding under the Stock Plans	2,708,103
Shares available for future grant under the 2011 Plan	6,455,860
Shares available under the ESPP	1,797,273
Total	10,961,236
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
During the nine months ended September 30, 2018, the Company repurchased a total of 159,141 shares for $14.7 million. During the three months ended September 30, 2018, the Company did not repurchase any shares. As of September 30, 2018, $200.0 million remained available for future repurchases under the program.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements may include words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “target,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project,” “continue,” or other wording indicating future results or expectations. These forward-looking statements include, but are not limited to, statements about:

•	expectations regarding demand for home purchases;

•	the impact of changes in mortgage interest rates, home sale activity and regulatory changes;

•	the impact of seasonality on our revenues;

•	estimates of the percentage of our revenues that have direct sensitivities to volume;

•	changes in mortgage originator, lender, investor or service provider behavior and any related impact on the residential mortgage industry;

•	our revenue and cost forecasts and drivers;

•	the number of users of Encompass and estimated Encompass closed loans;

•	our ability to remediate the material weakness in our internal control over financial reporting;

•	anticipated benefits of our new solutions;

•	anticipated timing of roll-out of new solutions and features;

•	our planned offerings to address regulatory changes;

•	our planned investments;

•	the anticipated benefits and growth prospects from our acquisitions;

•	the timing of future acquisitions of businesses, solutions or technologies and new product launches;

•	our acquisition strategy;

•
our belief that our existing cash, cash equivalents, and short-term investments will be sufficient to fund capital expenditures, operating expenses and other cash requirements for at least the next 12 months; and

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
The Ellie Mae Network electronically connects approximately 192,000 mortgage professionals using Encompass to the broad array of third-party service providers, mortgage lenders, and investors integral to the origination and funding of residential mortgages. During the mortgage origination process, mortgage originators may order various services through the Ellie Mae Network, including credit reports, product eligibility and pricing services, automated underwriting services, appraisals, title reports, insurance, flood certifications and flood insurance, compliance reviews, fraud detection, document preparation, and verification of income, identity, and employment. Mortgage originators can also initiate secure data transmission to and from lenders and investors.
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
Seasonality and current industry trends
Our revenues typically, but not always, track the seasonality of the residential mortgage industry, with increased activity in the second and third quarters and reduced activity in the first and fourth quarters as home buyers tend to purchase their homes during the spring and summer in order to move to a new home before the start of the school year. Mortgage volumes are also impacted by other factors such as interest rate fluctuations, home sale activity, regulatory changes, and general economic conditions, which can lead to departures from the typical seasonal pattern. A combination of tight housing inventory and rising mortgage interest rates resulted in a decline in mortgage volumes in the first three quarters of 2018 relative to the first three quarters of 2017. This had the effect of reducing the number of closed loans per active user on our platform in the first three quarters of 2018 relative to the same period in 2017. Although the market for mortgages is expected to transition to one in which increasing volumes are driven primarily by demand for home purchases, a tight housing supply in certain markets is currently limiting the rate of growth in purchase volumes.
In spite of the lower year-over-year industry volume, we continued to experience year-over-year increases in revenues as our customers use our platform to process an increasing percentage of loans originated in the United States, combined with our ability to increase the revenues we earned per loan in the first three quarters of 2018 compared to the same period in 2017. This was driven by an increase in active users and the adoption of our broader service offerings by our customers.
We currently estimate that approximately 25% to 35% of our revenues have some direct sensitivity to volume. The base fee portion of success based revenues, subscription revenues, and professional services revenues are generally not affected by fluctuations in mortgage origination volume. The impact on our revenues from a substantial decline in mortgage volumes is difficult to predict and subject to risk and uncertainty. Please refer to the risks relating to a decline in mortgage lending volumes described in Part II, Item 1A “Risk Factors” for additional information.

Our investments
We are investing aggressively in initiatives that we believe will help us continue to grow our business, improve our products and services, and strengthen our competitive advantage while bringing sustainable long-term value to our customers. Our recent launch of Developer Connect, Data Connect, and Investor Connect will enable developers to create new features for Encompass, easily integrate Encompass with external systems and data, and build and deploy custom applications in the cloud. In addition, lenders are also looking for a technology partner to deliver a better digital mortgage experience to consumers. We recently made generally available Encompass Consumer Connect, which enables our customers to originate loans directly from borrowers by offering an online loan application that can be accessed by anyone with a web browser. Furthermore, our acquisition of Velocify accelerates our vision of offering a fully digital mortgage by combining Velocify’s lead management, engagement, and distribution capabilities with Encompass Consumer Connect.
In 2017 and the first three quarters of 2018, we increased our investment in our platform, research and development, technology infrastructure, and data security in an effort to support our growing user base. This includes the roll out of our Connect solutions, the development of our hybrid cloud infrastructure, and the development of our next generation Encompass platform and capabilities, which we expect to continue to progressively roll out to customers during the remainder of 2018, 2019, and 2020. The amortization expense of capitalized costs associated with our Connect solutions and intangible assets from the Velocify acquisition resulted in a decrease in our gross margin and increased operating expenses in the first three quarters of 2018 as compared to the same period in 2017. Conversely, capitalized costs associated with solutions that we have not yet introduced are reflected as an asset on our Condensed Balance Sheet.
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
We are responding to these trends as follows:
Greater focus on operational efficiencies. The average total production cost per loan was $7,877 in the second quarter of 2018 (1). We expect operational costs to continue to be a significant consideration for mortgage originators due to the continuously changing regulatory environment and heightened quality standards. By automating many of the functions of mortgage origination, we enable our users to comply with regulations and process quality loans more efficiently and effectively. This reduces the cost of originating loans and lowers the risk of buy-back demands from investors resulting from poorly originated or documented loans or loans that fail to comply with applicable regulations. We continually address the changing needs of our customers by developing and enhancing tools to allow for simplified regulatory compliance, increased availability of information, and enhanced system functionality and performance.
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

________________

(1) Mortgage Bankers Association, Second Quarter IMB Profits Up over First Quarter, Down Year-over-Year, August 28, 2018.

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
Increased quality standards imposed by regulators, lenders, and investors. Encompass is designed to automate and streamline the process of originating mortgages to, among other things, satisfy increased quality requirements of investors. Relevant features of Encompass include enabling customers’ management to impose processing rules and formats, and providing milestone and process reminders, automated population of forms with accurate data, and accurate and automated transmission of loan files and data from originators to investors and lenders. Our Total Quality Loan Program (“TQL”) is designed to further enhance the quality, compliance, and salability of loans that are originated through Encompass. Additionally, TQL is intended to reduce the possibility of errors in the process of transferring information from originator to partners and from originator to investor and to give investors confidence in the accuracy and regulatory compliance of the information that is underlying loan files.
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
Acquisition Strategy
We evaluate strategic acquisition and investment opportunities within our core mortgage vertical and across complementary fintech verticals. To date, our acquisitions have been focused on enhancing the delivery of an end-to-end digital mortgage experience for our clients and their customers. The acquisition of Velocify accelerates our vision of offering a fully digital mortgage. We expect to continue to evaluate and explore strategic opportunities that will enhance the breadth and depth of our solutions and further our mission of automating the entire end-to-end mortgage process for our customers.

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
The following table shows these operating metrics as of and for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues (in thousands):
Revenues	$122,965	$107,029	$364,220	$304,156
Contracted revenues	$88,565	$70,994	$260,940	$200,958
Users:
Active users	192,296	183,122	192,296	183,122
Average active users during the period	192,445	181,413	191,053	175,151
Loans:
Estimated Encompass closed loans	699,000	693,000	1,973,000	1,890,000
Revenues per loan	$176	$154	$185	$161
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
Our revenues are generated from our hosted Encompass software subscriptions that customers access through the Internet. Our revenues are also comprised of fees for software services sold both as a subscription and on a transactional basis, including fees based on a per closed loan, or success basis, subject to monthly base fees, which we refer to as Success-Based Pricing, as well as Ellie Mae Network fees, fees for loan product, policy and guideline data and analytics services under the AllRegs brand, fees for lead management, marketing and customer relationship management, and fees for professional services which include consulting, implementation, and education and training services.
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
We are subject to federal and state income taxes in various jurisdictions and are subject to audit by the relevant taxing authorities. We recognize a tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained, based upon the technical merits of the position, on examination by the taxing authority. The tax benefit recognized is measured as the largest amount of benefit which is greater than 50 percent likely to be realized upon settlement of the position. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of our income tax provision.
Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are more likely than not expected to be realized based on the weighting of positive and negative evidence. Future realization of deferred tax assets ultimately depends on estimates of future sources of taxable income for the jurisdictions in which we operate and the periods over which our deferred tax assets will be realizable. We will continue to regularly assess the realizability of our deferred tax assets. Changes in earnings performance and future earnings projections, among other factors, may cause us to adjust our valuation allowance on deferred tax assets, which could materially impact our income tax expense in the period we determine that these factors have changed.
Critical Accounting Policies and Estimates
There have been no significant changes during the three and nine months ended September 30, 2018 to our critical accounting policies and estimates previously disclosed in our 2017 Form 10-K except in relation to our adoption of Topic 606 as discussed in Notes 2 and 3 of the Notes to the Condensed Financial Statements.

Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Revenues	$122,965	$107,029	$364,220	$304,156
Cost of revenues(1)	51,272	39,603	150,728	112,638
Gross profit	71,693	67,426	213,492	191,518
Operating expenses:
Sales and marketing(1)	18,788	13,522	62,987	46,762
Research and development(1)	20,625	15,901	67,700	49,354
General and administrative(1)	21,062	20,159	71,270	55,828
Total operating expenses	60,475	49,582	201,957	151,944
Income from operations	11,218	17,844	11,535	39,574
Other income, net	1,079	1,140	2,851	2,403
Income before income taxes	12,297	18,984	14,386	41,977
Income tax provision (benefit)	(119)	4,465	(8,105)	(964)
Net income	$12,416	$14,519	$22,491	$42,941
________________
(1) Stock-based compensation included in the above line items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Cost of revenues	$2,408	$1,810	$6,408	$4,929
Sales and marketing	1,929	1,346	5,245	3,780
Research and development	2,796	2,043	8,283	6,002
General and administrative	3,407	3,700	10,798	10,549
	$10,540	$8,899	$30,734	$25,260

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	41.7	37.0	41.4	37.0
Gross profit	58.3	63.0	58.6	63.0
Operating expenses:
Sales and marketing	15.3	12.6	17.3	15.4
Research and development	16.8	14.9	18.6	16.2
General and administrative	17.1	18.8	19.6	18.4
Total operating expenses	49.2	46.3	55.4	50.0
Income from operations	9.1	16.7	3.2	13.0
Other income, net	0.9	1.1	0.8	0.8
Income before income taxes	10.0	17.8	3.9	13.8
Income tax provision (benefit)	(0.1)	4.2	(2.2)	(0.3)
Net income	10.1%	13.6%	6.2%	14.1%

Comparison of the Three and Nine Months Ended September 30, 2018 and 2017
Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(dollars in thousands)
Revenues	$122,965	$107,029	$364,220	$304,156
Three months ended September 30, 2018. Total revenues increased $15.9 million, or 14.9%, for the three months ended September 30, 2018 as compared to the same period in 2017. The increase in revenues is primarily due to increased adoption of our service offerings including Velocify and a larger user base.
Nine months ended September 30, 2018. Total revenues increased $60.1 million, or 19.7%, for the nine months ended September 30, 2018 as compared to the same period in 2017. The increase in revenues is primarily due to increased adoption of our service offerings including Velocify, an increase in estimated Encompass closed loans to 1,973,000 from 1,890,000, and a larger user base.
Gross Profit

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(dollars in thousands)
Gross profit	$71,693	$67,426	$213,492	$191,518
Gross margin	58.3%	63.0%	58.6%	63.0%
Three months ended September 30, 2018. Gross profit increased by $4.3 million and gross margin decreased 4.7% during the three months ended September 30, 2018 as compared to the same period in 2017. Revenues increased by $15.9 million and cost of revenues increased by $11.7 million. The increase in costs was primarily the result a $4.8 million increase in amortization related to intangibles acquired from the Velocify acquisition, a $3.4 million increase in amortization related to internal-use software and depreciation related to infrastructure hardware, a $2.8 million increase in employees related expenses associated with additional headcount, and a $1.8 million increase in expenses related to our technology and infrastructure services as we increase capacity to accommodate new customers through our hybrid cloud architecture.
Nine months ended September 30, 2018. Gross profit increased by $22.0 million and gross margin decreased 4.4% during the nine months ended September 30, 2018 as compared to the same period in 2017. Revenues increased by $60.1 million and cost of revenues increased by $38.1 million. The increase in costs was primarily the result of a $14.4 million increase in amortization related to intangibles acquired from the Velocify acquisition, a $9.7 million increase in employee-related expenses associated with additional headcount, a $9.2 million increase in amortization expense related to internal-use software and depreciation expense related to infrastructure hardware, and a $5.3 million increase in expenses related to our technology and infrastructure services as we increased capacity to accommodate new customers through our hybrid cloud architecture.
Sales and Marketing

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(dollars in thousands)
Sales and marketing	$18,788	$13,522	$62,987	$46,762
Sales and marketing as a % of revenues	15.3%	12.6%	17.3%	15.4%
Three months ended September 30, 2018. Sales and marketing expenses increased by $5.3 million, or 38.9%, for the three months ended September 30, 2018 as compared to the same period in 2017. Sales and marketing expenses as a percentage of revenues increased by 2.7%. The increase in sales and marketing expenses was primarily due to a $2.3 million increase in salaries, employee benefits, and stock-based compensation expenses related to increased headcount as we continued to grow our sales and marketing departments in an effort to increase our market share and address anticipated demand for our software solutions, a $1.3 million increase in commissions related to higher amortization of deferred costs and reclassification of certain costs to obtain contracts, and a $0.8 million increase in marketing and promotion expenses, including our user conference and trade shows.

Nine months ended September 30, 2018. Sales and marketing expenses increased by $16.2 million, or 34.7%, for the nine months ended September 30, 2018 as compared to the same period in 2017. Sales and marketing expenses as a percentage of revenues increased by 1.9%. The increase in sales and marketing expenses was primarily due to a $7.9 million increase in salaries, employee benefits, and stock-based compensation expenses related to increased headcount as we continued to grow our sales and marketing departments in an effort to increase our market share and address anticipated demand for our software solutions, a $3.3 million increase in commissions related to higher amortization of deferred costs and reclassification of certain costs to obtain contracts, and a $2.2 million increase in marketing and promotion expenses, including our user conference and trade shows.
Research and Development

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(dollars in thousands)
Research and development	$20,625	$15,901	$67,700	$49,354
Research and development as a % of revenues	16.8%	14.9%	18.6%	16.2%
Three months ended September 30, 2018. Research and development expenses increased by $4.7 million, or 29.7%, for the three months ended September 30, 2018 as compared to the same period in 2017. Research and development expenses as a percentage of revenues increased by 1.9%. The increase in research and development expenses was primarily driven by salaries, employee benefits, and stock-based compensation expenses related to increased headcount as we continued to invest in our products and services.
Nine months ended September 30, 2018. Research and development expenses increased by $18.3 million, or 37.2%, for the nine months ended September 30, 2018 compared to the same period in 2017. Research and development expenses as a percentage of revenues increased by 2.4%. The increase in research and development expenses was primarily driven by salaries, employee benefits, and stock-based compensation expenses related to increased headcount as we continued to invest in our products and services.
General and Administrative

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(dollars in thousands)
General and administrative	$21,062	$20,159	$71,270	$55,828
General and administrative as a % of revenues	17.1%	18.8%	19.6%	18.4%
Three months ended September 30, 2018. General and administrative expenses increased by $0.9 million, or 4.5%, for the three months ended September 30, 2018 as compared to the same period in 2017. General and administrative expenses as a percentage of revenues decreased by 1.7%. The increase in general and administrative expenses was primarily driven by third-party service fees due to consulting services.
Nine months ended September 30, 2018. General and administrative expenses increased by $15.4 million, or 27.7%, for the nine months ended September 30, 2018 as compared to the same period in 2017. General and administrative expenses as a percentage of revenues increased by 1.2%. The increase in general and administrative expenses was primarily due to a $5.6 million increase in salaries, stock-based compensation, and employee benefits related to increased headcount, a $3.7 million increase in professional services, and a $3.0 million increase in third-party service fees due to consulting services.
Income Tax Provision

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(dollars in thousands)
Income tax provision (benefit)	$(119)	$4,465	$(8,105)	$(964)
Effective tax rate	(1.0)%	23.5%	(56.3)%	(2.3)%

For the three and nine months ended September 30, 2018, our effective tax rate differed from the U.S. federal statutory rate of 21% primarily due to income tax benefits from excess stock-based compensation deductions, research and development credits, and a reduction in our state blended income tax rate, offset by income tax expense related to the remeasurement of certain deferred tax assets as a result of the Tax Act. We recognized a deferred income tax expense of $1.2 million related to the remeasurement of certain acquired deferred tax assets of Velocify as a result of the reduction in the federal statutory tax rate. For the three and nine months ended September 30, 2017, our effective tax rate differed from the U.S. federal statutory rate of 35% primarily due to the income tax benefits from excess stock-based compensation deductions and research and development credits, offset by income tax expense for certain nondeductible stock-based compensation.
In December 2017, the SEC staff issued SAB 118, which allows companies to record provisional amounts for the Tax Act during a measurement period not to extend beyond one year of the enactment date. The guidance allows us to record provisional amounts to the extent a reasonable estimate can be made and provides us with up to one year from enactment date to finalize the accounting for the impact of the Tax Act. Since the Tax Act was passed in our fourth quarter of 2017, we continue to perform an impact analysis on the Tax Act on an ongoing basis. The analysis is expected to be completed within the 12-month measurement period which is our fourth quarter of 2018 and corresponding adjustments may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made.
For further discussion of our income tax provision, see Note 8 of Notes to Condensed Financial Statements.
Liquidity and Capital Resources
As of September 30, 2018, we had cash, cash equivalents, and short-term investments of $272.2 million and long-term investments of $69.8 million. Cash and cash equivalents consist of cash, money market accounts, and highly liquid investments purchased with an original maturity of three months or less. Both short and long-term investments consist of U.S. government notes, and U.S. government agency securities, corporate bonds and obligations, certificates of deposit and municipal obligations.
We believe our existing cash, cash equivalents, and short-term investments will be sufficient to fund capital expenditures, operating expenses and other cash requirements for at least the next 12 months. We have used our cash and investments to repurchase our stock and may continue to do so in future periods. Acquisitions that we enter into are funded by our cash and investments or require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
The following table sets forth our statement of cash flows data for the periods presented:

	Nine Months Ended September 30,		Net Change
	2018	2017
	(in thousands)
Net cash provided by operating activities	$79,209	$69,621	$9,588
Net cash used in investing activities	(70,653)	(208,439)	137,786
Net cash provided by (used in) financing activities	(12,672)	4,743	(17,415)
Net decrease in cash and cash equivalents	$(4,116)	$(134,075)	$129,959
Operating Activities
Cash provided by operating activities consists of net income adjusted for non-cash items and changes in operating assets and liabilities.
Cash provided by operating activities for the nine months ended September 30, 2018 increased by $9.6 million as compared to the same period in 2017. The increase in cash provided by operating activities was primarily due to increased revenue and related cash collections, partially offset by higher payments for operating expenses primarily driven by increased headcount, costs related to the integration of Velocify, and an increase in professional and consulting services due to the adoption of the new revenue standard.
Investing Activities
Our primary investing activities have consisted of purchases and maturities of investments, and purchases of property and equipment (including costs incurred to develop internal-use software). Purchases of property and equipment may vary from period-to-period due to the timing of the expansion of our operations and the timing of our internal-use software projects subject to capitalization. We plan to continue to invest in the expansion of our operations and facilities as well as the next generation Encompass platform, and we intend to continue pursuing strategic acquisitions.

Cash used in investing activities of $70.7 million for the nine months ended September 30, 2018 was primarily the result of $21.7 million in expenditures for purchases of property, including capital improvements to our corporate headquarters, investments to bolster our infrastructure and enhance our system capacity, reliability, and security, and $50.7 million in expenditures incurred to develop internal-use software and website applications, including the development of our next generation Encompass platform. These payments were partially offset by net proceeds of $1.6 million from the maturities of investments.
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
Cash used in financing activities of $12.7 million for the nine months ended September 30, 2018 consisted primarily of $14.7 million in common stock repurchases and $16.5 million in tax payments related to shares withheld for vested RSUs, partially offset by $18.7 million in proceeds from employee stock purchases and the exercise of stock options.
Cash provided by financing activities of $4.7 million for the nine months ended September 30, 2017 consisted primarily of $17.6 million in proceeds from employee stock purchases and the exercise of stock options, partially offset by $12.2 million in tax payments related to shares withheld for vested RSUs.
Off Balance Sheet Arrangements
As of September 30, 2018, we had no off-balance sheet arrangements, and operating leases were the only financing arrangements not reported on our condensed financial statements.
Contractual Obligations
During the nine months ended September 30, 2018, there have been no material changes to our contractual obligations outside the ordinary course of business from those specified in our 2017 Form 10-K.
ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We believe that there have been no significant changes in our market risk exposures for the three and nine months ended September 30, 2018, as compared with those discussed in our 2017 Form 10-K.

ITEM 4—CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting described below.
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

The material weakness described above resulted in the restatement of our condensed consolidated financial statements for the quarters ended March 31, 2018 and June 30, 2018.
Changes in Internal Control Over Financial Reporting
The material weakness described above constitutes a change in our internal control over financial reporting during the three months ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Mortgage lending volume decreased in the first three quarters of 2018 relative to 2017 and may continue to decrease materially for the remainder of 2018 and future years. Such a decrease could materially adversely affect our business and our operating results. A decline in mortgage lending volume could reduce the closed loan fees we receive as well as fees for transactions on our platform, including Ellie Mae Network transaction fees. In addition, a substantial decline in mortgage lending volumes by our customers could result in a reduction of Encompass users, consolidation of our customers with other lenders that do not use Encompass, or cessation of operations by our customers, in each case which would decrease the base fee portion of success based revenues, subscription revenues and professional services revenues we receive from our customers. Furthermore, the volumes of mortgages originated by our customers may decline more than the volume of mortgages originated by lenders who do not use Encompass. Factors that adversely impact mortgage lending volumes include increasing mortgage interest rates, reduced consumer and investor demand for mortgages, more stringent underwriting guidelines, decreased liquidity in the secondary mortgage market, high levels of unemployment, high levels of consumer debt, lower consumer confidence, changes in tax and other regulatory policies (including the passage of the Tax Act), the number of existing mortgages eligible for refinancing, the available inventory of housing, affordability of housing, and other macroeconomic factors.
Mortgage interest rates are influenced by a number of factors, including monetary policy. The Federal Reserve Bank raised the target federal funds rate by 0.25% in each of March 2017, June 2017, December 2017, March 2018, June 2018, and September 2018, the most recent increase from 2.00% to 2.25%, and signaled that the federal funds rate could be increased further over the coming months and years. The increase in the federal funds rate since December 2016 has contributed to an increase in mortgage interest rates and may result in future mortgage interest rate increases. Increases in mortgage interest rates reduced the volume of new mortgages originated in the first three quarters of 2018 relative to 2017, in particular the volume of mortgage refinancings, and future increases may further decrease the volume of new mortgages originated. Furthermore, changes in tax law may have an impact on the number of mortgages originated. The Tax Act, which was enacted in December 2017 and which limits the deductibility of mortgage interest and local property taxes for federal income tax purposes, as well as increases the standard deduction (reducing the number of United States tax payers who itemize deductions), may have a negative effect on the number of mortgages originated. In addition, our revenues typically, but not always, track the seasonality of the residential mortgage industry, with increased activity in the second and third quarters and reduced activity in the first and fourth quarters as home buyers tend to purchase their homes during the spring and summer in order to move to a new home before the start of the school year. As a result, a higher percentage of our revenues have historically been recognized during those quarters.
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
Changes to existing laws or regulations or adoption of new laws or regulations relating to the residential mortgage industry or mortgage lending may require us to incur significant costs to update our products and services so that our customers remain compliant with such laws and regulations. Our Encompass Compliance Service analyzes mortgage loan data for compliance with consumer protection laws and institutionally mandated compliance policies and must continually be updated to incorporate changes to such laws and policies. The Dodd-Frank Act has caused and will continue to cause us to make similar updates to Encompass, Encompass Compliance Service, Encompass Product and Pricing Service, Encompass Docs Solution, TQL, and the Ellie Mae Network to address, among other things, regulations that protect consumers against unfair, deceptive, and abusive practices by lenders. For example, additional tools and product updates were required to address the Ability-to-Repay/Qualified Mortgage and Federal and State High Cost rules that became effective in January 2014. In addition, we have updated certain products to comply with the TILA-RESPA Integrated Disclosure rule changes and the 2013 Loan Originator Rule under the Truth in Lending Act (Regulation Z) that became effective on October 3, 2015 (and amended again on August 24, 2017). The final rule amending Regulation C to implement amendments to the Home Mortgage Disclosure Act made by section 1094 of the Dodd-Frank Act was published on October 15, 2015. It includes various effective compliance dates, starting with January 1, 2017 through May 30, 2020. The final “Qualified Residential Mortgage” rule which implements the risk retention requirements in the Dodd-Frank Act became effective on December 24, 2015. On August 23, 2016, Fannie Mae and Freddie Mac published the first material updates to the Uniform Residential Loan Application (“URLA”) in more than 20 years. In September 2017, Fannie Mae and Freddie Mac announced that lenders may begin using the redesigned URLA starting in July 2019 and they will require the use of the redesigned URLA for all new loan applications beginning in February 2020. These additions and updates have caused us to incur significant expense, and future updates will likely cause us to incur similar significant expense. For example, if the current U.S. presidential administration and U.S. Congress significantly change or repeal the mortgage lending portions of the Dodd-Frank Act or the Consumer Financial Protection Bureau announces new rules or repeals previously announced rules, we may need to incur significant expense to make updates to our products and services.
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
Our adoption of Topic 606 on January 1, 2018, required us to make significant updates to our financial information technology systems and significant modifications to our accounting controls and procedures. The implementation of Topic 606 continues to place a significant burden on our accounting and information technology teams, both financially and through the expenditure of management time. Many of these updates and modifications remain in process as we evolve our systems and controls. The significant system and process updates required to implement ASC 606 remain an on-going initiative. As a result, we cannot provide any assurance that we will continue to timely meet our reporting requirements. Our failure to timely meet our reporting obligations could have a material adverse effect on our business and the market price of our common stock. Furthermore, due to the implementation of Topic 606 and the changes we are making to our internal control environment to adopt Topic 606, there is an increased risk that we fail to maintain an effective internal control environment. For example, during the three months ended September 30, 2018, we identified a material weakness in our controls related to the adoption of Topic 606. Specifically, we determined that we did not design controls that adequately constrained the variable consideration that is estimated and included in the transaction price for certain customer subscriptions to our Encompass software, such that, at the time we adopted Topic 606, it was probable that a significant revenue reversal would not occur; and that the processes and controls relating to the costs to obtain contracts were not sufficient to identify certain third party costs to obtain contracts which should have been recorded to our opening balances upon adoption of Topic 606. The material weakness described above resulted in the restatement of our condensed consolidated financial statements for the quarters ended March 31, 2018 and June 30, 2018. Our failure to maintain an effective internal control environment may, among other things, result in further material misstatements in our financial statements and failure to meet our reporting obligations.
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
Our revenues and operating results have in the past varied and could in the future vary significantly from quarter-to-quarter and year-to-year because of a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be indicative of future operating results. In addition to other risk factors discussed in this section, factors that may contribute to the variability of our quarterly and annual results include:

•	the volume of mortgages originated by Encompass users, especially users on our Success-Based Pricing model;

•	changes in the overall mortgage market;

•	the number of Encompass users;

•	transaction volume on the Ellie Mae Network and the demand for our services;

•	fluctuations in mortgage lending volume and the number of closed loans relative to loan applications;

•	the relative mix of purchase and refinance volume handled by Encompass users;

•	the timing of the introduction and acceptance of new services and Ellie Mae Network service providers;

•	how quickly larger customers implement our services and use our services to originate and close loans;

•	continued investment in the Encompass Lending Platform and our Encompass Connect solutions;

•	changes in accounting rules applicable to our business;

•	any write-downs in the value of our property and equipment, goodwill or intangible assets as a result of our investment or acquisition activities;

•	changes in government regulation affecting mortgage lenders and Ellie Mae Network participants or our business, and potential structural changes in the U.S. residential mortgage industry; and

•	costs associated with defending intellectual property infringement and other litigation claims.
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
We have experienced, and are continuing to experience, a period of rapid growth in our customers, headcount, and operations. We have grown from approximately 900 employees as of December 31, 2015 to approximately 1,550 employees as of September 30, 2018, and have also significantly increased the number of customers and loans originated using Encompass. We anticipate that we will significantly expand our operations in the near term and will continue to expand our loans originated on our platform. This growth has placed, and future growth will place, a significant strain on our management, general and administrative resources, and operational infrastructure.
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
During the third quarter of fiscal year 2018, we identified a material weakness in our controls related to the adoption of Topic 606. Specifically, we determined that we did not design controls that adequately constrained the variable consideration that is estimated and included in the transaction price for certain customer subscriptions to our Encompass software, such that, at the time we adopted Topic 606, it was probable that a significant revenue reversal would not occur; and that the processes and controls relating to the costs to obtain contracts were not sufficient to identify certain third party costs to obtain contracts which should have been recorded to our opening balances upon adoption of Topic 606. The material weakness described above resulted in the restatement of our condensed consolidated financial statements for the quarters ended March 31, 2018 and June 30, 2018. While we expect that we will be able to remediate this material weakness, we may fail to do so or we could experience unforeseen difficulties causing new significant deficiencies or material weaknesses. In addition, we may need to operate for an extended period of time with the new or revised controls in place before this material weakness will be determined to be remediated.
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
ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases Of Equity Securities By The Issuer And Affiliated Purchasers
The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as the term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of our common stock during the three months ended September 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value or Shares that May Yet be Purchased Under the Plans or Programs (1)
July 1, 2018 to July 31, 2018	—	—	—	200,016,889
August 1, 2018 to August 31, 2018	—	—	—	200,016,889
September 1, 2018 to September 30, 2018	—	—	—	200,016,889
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