Form 10-K/A
period 2018-12-31
ELLIE MAE INC
filed 2019-04-29
CIK 1122388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

34,887,444 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding as of February 13, 2019.

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

Ellie Mae, Inc., referred to in this report as “Ellie Mae,” “the Company,” “we,” “us,” and “our,” is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2018, originally filed on April 1, 2019 (the “Original Report”), for the sole purpose of including the information required by Part III of Form 10-K. This information was previously omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after the our fiscal year end. We are filing this Amendment to provide information required in Part III of Form 10-K for the fiscal year ended December 31, 2018, because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Form 10-K.

In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Original Report are hereby amended and restated in their entirety, and Part IV, Item 15 of the Original Report is hereby amended and restated only with respect to the addition of the new certifications by our principal executive officer and principal financial officer filed herewith. This Amendment does not reflect events occurring after the filing of the Original Report, does not modify or update in any way the disclosures contained in the Original Report, and does not modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Report and with our filings with the Securities and Exchange Commission subsequent to the Original Report.

As previously disclosed in our Current Report on Form 8-K, filed with the Securities and Exchange Commission (“SEC”) on April 17, 2019, on April 17, 2019, pursuant to the terms of an Agreement and Plan of Merger, dated as of February 11, 2019, by and among EM Eagle Purchaser, LLC (“Parent”), a Delaware limited liability company, EM Eagle Merger Sub, Inc. (the “Merger Sub”), a Delaware corporation and wholly owned subsidiary of Parent and the Company, the Company completed the merger with Merger Sub, with the Company continuing as the surviving corporation in the merger and becoming a wholly owned subsidiary of Parent.

On April 18, 2019, per our request, The New York Stock Exchange filed a Form 25 with the SEC to voluntarily delist our common stock on The New York Stock Exchange, effective as of April 29, 2019, and to terminate the registration of our common stock under the Exchange Act. We will file a Form 15 with the SEC to effect the deregistration of our common stock. Upon the filing of the Form 15, our obligations to file certain reports with the SEC, including reports on Forms 10-K, 10-Q and 8-K, will immediately be suspended.

Ellie Mae, Inc.

Form 10-K

For the Year Ended December 31, 2018

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company’s Amended and Restated Certificate of Incorporation currently provides that the Board shall be divided into three classes, with the directors in each class having a three-year term. Unless the Board determines that vacancies (including vacancies created by increases in the number of directors) shall be filled by the stockholders, and except as otherwise provided by law, vacancies on the Board may be filled only by the affirmative vote of a majority of the remaining directors. A director elected by the Board to fill a vacancy (including a vacancy created by an increase in the number of directors) shall serve for the remainder of the full term of the class of directors in which the vacancy occurred and until such director’s successor is elected and qualified.

The Board currently consists of ten directors, divided into the following three classes:

•	Class I directors: Sigmund Anderman, Craig Davis and Rajat Taneja, whose current terms will expire at the annual meeting of stockholders to be held in 2021;

•	Class II directors: Carl Buccellato, A. Barr Dolan and Marina Levinson, whose current terms will expire at the annual meeting of stockholders to be held in 2019; and

•	Class III directors: Karen Blasing, Jonathan Corr, Robert J. Levin and Jeb S. Spencer, whose current terms will expire at the annual meeting of stockholders to be held in 2020.

The following table sets forth information with respect to our current directors’ ages and position/office held with the Company:

Name	Age	Position/Office Held With the Company	Director Since
Class I Nominees for Election at the 2021 Annual Meeting of Stockholders
Sigmund Anderman	77	Director and Executive Chairman	1997
Craig Davis (2)(3)	67	Director	2004
Rajat Taneja (3)(5)	54	Director	2015

Class II Directors Whose Terms Expire at the 2019 Annual Meeting of Stockholders
Carl Buccellato (2)	76	Director	1997
A. Barr Dolan (1)(4)	69	Director	2005
Marina Levinson (2)(5)	60	Director	2014

Class III Nominees Whose Terms Expire at the 2020 Annual Meeting of Stockholders
Karen Blasing (1)(4)	62	Director	2015
Jonathan Corr	52	President, Chief Executive Officer and Director	2015
Robert J. Levin (1)(3)	63	Director	2009
Jeb S. Spencer (4)(5)	50	Director	2011

(1)	Member of the audit committee of the Board.
(2)	Member of the compensation committee of the Board.
(3)	Member of the nominating and corporate governance committee of the Board.
(4)	Member of the mergers and acquisitions committee of the Board.
(5)	Member of the technology and cybersecurity committee of the Board.

Set forth below is biographical information for our directors. The following includes certain information regarding our directors’ individual experience, qualifications, attributes and skills that led the Board to conclude that they should serve as directors.

Sigmund Anderman, our founder, has served as our executive chairman since February 2015, and as a member of the Board since our inception in August 1997. Mr. Anderman previously served as our chief executive officer from August 1997 through January 2015. Mr. Anderman co-founded American Home Shield Corporation, a home warranty company, in 1973, and served as its general counsel until 1979 and as its chief executive officer from 1979 to 1982. Mr. Anderman founded CompuFund, Inc., a computerized mortgage banking company, in 1982 and served as its chief executive officer until 1991. Mr. Anderman founded Inspectech Corporation, a computerized home inspection company, in 1991 and served as its chief executive officer until 1998. Mr. Anderman holds a Bachelor of Arts degree in Education from City University of New York and a Juris Doctor from New York University. The Board has concluded that Mr. Anderman should serve on the Board as executive chairman based on his extensive executive leadership experience, knowledge of our company as founder and former chief executive officer, and comprehensive knowledge of the mortgage and mortgage technology industries.

Craig Davis has served on the Board since January 2004 and serves as the Board’s lead independent director. From September 2003 to the present, Mr. Davis has been a private investor. From December 1996 to September 2003, Mr. Davis served as president of the Home Loans and Insurance Services Group at Washington Mutual, a national bank. From January 1989 to December 1996, Mr. Davis held various positions at American Savings Bank, a financial services company, including as executive vice president and director of Mortgage Origination and president of several ASB Subsidiaries. From May 1982 to January 1989, Mr. Davis was executive vice president at Griffin Financial Services, a financial services company and subsidiary of Home Savings of America. Mr. Davis has served on numerous boards and councils including the Real Estate Board of Governors of the Mortgage Bankers Association and Fannie Mae’s National Advisory Council. Mr. Davis holds a Bachelor of Arts degrees in English and History from United States International University. The Board has concluded that Mr. Davis should serve on the Board based on his extensive experience in the residential mortgage industry and his service as an executive at some of the largest residential mortgage lenders in the United States.

Rajat Taneja has served on the Board since June 2015 and following the 2018 Annual Meeting will chair the nominating and corporate governance committee. From November 2013 to the present, Mr. Taneja has served as the executive vice president of technology at Visa Inc. Mr. Taneja served as global chief technology officer of Electronic Arts Inc. from 2011 to 2013 and also served as its executive vice president. Prior to Electronic Arts, Mr. Taneja spent 15 years at Microsoft Corporation where he last served as corporate vice president of Microsoft’s advertising and commerce platform division. Mr. Taneja holds a Bachelor of Engineering degree in electrical engineering from Jadavpur University, India, and a Master of Business Administration degree from Washington State University. The Board has concluded that Mr. Taneja should serve on the Board based on his extensive experience as a technology executive.

Carl Buccellato has served on the Board since December 1997 and chairs our compensation committee. From March 2012 to the present, Mr. Buccellato has been a private investor. Mr. Buccellato is a member of the board of directors of Intiva Health, a private company, and is a private investor. From May 2008 to February 2012, Mr. Buccellato served as chief executive officer and a director of SavingStreet, LLC, an e-commerce company. From 1996 to May 2008, Mr. Buccellato was a private investor and, from June 2000 to May 2002, he served as a consultant to Ultrastrip Technologies, currently known as Echosphere Technologies, an engineering, technology development and manufacturing company. Mr. Buccellato was a co-founder of Homeowners Group, Inc., a real estate services company, and served as its president and chief executive officer from 1982 to 1996. Mr. Buccellato has also served on a variety of industry boards, including the President’s Advisory Council on Real Estate and the Real Estate Buyers Council. The Board has concluded that Mr. Buccellato should serve on the Board based on his experience in founding and managing a large, nationwide real estate services company, and his extensive background in advising and serving as a director of many high growth companies.

A. Barr Dolan has served on the Board since June 2005 and was previously a member of the Board from December 1997 to November 2000. From 1982 to April 2010, Mr. Dolan served as a general partner of Charter Ventures, a venture capital firm. From 1986 to May 2008, Mr. Dolan was a member of the board of directors for Heska Corporation, a veterinary products company. Mr. Dolan is a member of the board of directors for several private companies, including KFX Inc. and CMD Consulting. Mr. Dolan holds a Bachelor of Arts degree in Chemistry and a Master of Science degree in Engineering from Cornell University, a Master of Arts degree in Applied Science from Harvard University and a Master of Business Administration degree from Stanford University. The Board has concluded that Mr. Dolan should serve on the Board based on his significant experience in analyzing, investing in and serving on the boards of directors of many start-up and high growth companies.

Marina Levinson has served on the Board since August 2014 and chairs our technology and cybersecurity committee. Ms. Levinson is a founder and chief executive officer of CIO Advisory Group, LLC, which was founded in September 2011. Since April 2014, she has also been a partner at the venture capital firm Benhamou Global Ventures. Ms. Levinson is a member of the board of directors of public company Carbonite, Inc. and several private companies, including Ayehu Software Technologies Ltd. From 2005 to 2011, Ms. Levinson served as senior vice president and chief information officer for NetApp, Inc. From 1999 to 2005, she served as vice president and chief information officer for Palm, Inc., having earlier served as senior director of global integration at 3Com. The Board has concluded that Ms. Levinson should serve on the Board based on her extensive enterprise technology, business process and corporate leadership experience.

Karen Blasing has served on the Board since June 2015 and chairs our mergers and acquisitions committee. Ms. Blasing served as the chief financial officer of Guidewire Software, Inc. from 2009 to March 2015. Prior to 2009, Ms. Blasing served as the chief financial officer for Force 10 Networks and the Senior Vice President of Finance for salesforce.com, inc.

She also served as chief financial officer for Nuance Communications, Inc. and Counterpane Internet Security, Inc., and held senior finance roles for Informix (now IBM Informix) and Oracle Corporation. Ms. Blasing is a member of the board of directors and chair of the audit committee of Zscaler, Inc.. Ms. Blasing is also a member of the board of directors and the audit committee of Autodesk, Inc., a publicly traded company. In addition, Ms. Blasing serves on the board of directors of certain private companies including LogRhythm, Inc. Ms. Blasing holds a Bachelor of Arts degree in Economics and a Bachelor of Arts degree in Business Administration from the University of Montana and a Master of Business Administration degree from the University of Washington. The Board has concluded that Ms. Blasing should serve on the Board based on her financial leadership and experience at numerous SaaS and enterprise software companies.

Jonathan Corr, our chief executive officer since February 2015 and president since February 2013, has served on the Board since February 2015. Previously, Mr. Corr served as our chief operating officer from November 2011 to February 2015, executive vice president and chief strategy officer from November 2009 to November 2011, as chief strategy officer from August 2005 to November 2009 and as the Company’s senior vice president of product management from October 2002 to August 2005. Prior to joining the Company, Mr. Corr served in executive and management positions at PeopleSoft, Inc., Netscape Communications Corporation and Kana/Broadbase Software/Rubric, a number of software companies that combined through acquisition. The Board has concluded Mr. Corr should serve on the Board based on his leadership experience, deep knowledge of our Company, and strategic mortgage industry and mortgage industry technology knowledge.

Robert J. Levin has served on the Board since August 2009 and chairs our audit committee. From March 2009 to the present, Mr. Levin has been a consultant. From August 2008 to February 2009, Mr. Levin was a senior advisor to Fannie Mae. From May 1981 to August 2008, Mr. Levin served in a variety of executive positions at Fannie Mae, including serving as chief business officer from January 2006 to August 2008, interim chief financial officer from December 2004 to December 2005 and executive vice president for housing and community development from August 1998 to December 2004. Mr. Levin is a trustee emeritus for Morehouse College and serves on the board of directors of the Bladder Cancer Advocacy Network. Mr. Levin holds a Bachelor of Arts degree in Economics from the University of North Carolina at Chapel Hill and a Master of Business Administration degree from the University of Chicago. The Board has concluded that Mr. Levin should serve on the Board based on his extensive experience as a key executive for many years, serving a variety of functions for Fannie Mae, the largest investor in residential mortgages in the United States.

Jeb S. Spencer has served on the Board since August 2011. From September 2006 to the present, Mr. Spencer has served as a managing partner of TVC Capital, a private equity and venture capital firm, of which he is a co-founder. From September 2002 to April 2005, Mr. Spencer served as chief executive officer of Del Mar DataTrac, a mortgage lending automation solutions company, and as its chairman of the board of directors from 2002 to 2005 and from 2008 to 2011. From December 1999 to April 2001, Mr. Spencer served as president and a member of the board of directors of Backwire.com, Inc., an Internet publishing company, of which he was a co-founder. Mr. Spencer was chairman of the board of directors of Accordent Technologies, a video content management company. Mr. Spencer is a member of the board of directors of several private companies, including Centage Corporation, Edgewave, Inc., Docupace Technologies Inc., LocationSmart, Inc., MediaPlatform Inc., HALO Business Intelligence Inc., Levels Beyond, Inc. and ReverseVision, Inc. Mr. Spencer holds a Bachelor of Arts degree in Political Science from Boston College and a Master of Business Administration degree from Harvard University. The Board has concluded that Mr. Spencer should serve on the Board based on his extensive background in the software industry and his significant experience advising and serving on the boards of directors of many start-up and high growth companies, including companies in the mortgage and software industries.

Executive Officers

The following is biographical information for our executive officers not discussed above.

Name	Age	Position(s)
Brian Brown	37	EVP, General Counsel & Corporate Secretary
Carina Cortez	41	EVP, People
Dan Madden	51	EVP, Chief Financial Officer
Cathleen Schreiner Gates	65	EVP, Sales & Marketing
Joseph Tyrrell	53	EVP, Strategy & Technology

Brian Brown has served as our executive vice president and general counsel since January 2017. Mr. Brown is responsible for all legal and corporate governance affairs. Mr. Brown was previously our senior vice president and general counsel from February 2016 to January 2017, our vice president of legal affairs and secretary from March 2015 to February 2016 and senior corporate counsel from January 2014 to March 2015. Prior to joining us, from 2007 through 2014, Mr. Brown practiced law at Goodwin Proctor LLP, Wilson Sonsini Goodrich & Rosati PC, and Kirkland & Ellis LLP. Mr. Brown holds a Bachelor of Arts degree in Political Science from California Polytechnic State University - San Luis Obispo and a Juris Doctor from Boston College Law School.

Carina Cortez has served as our executive vice president of people since February 2018. Ms. Cortez oversees all aspects of the people organization, including the hiring and retention of talent. Ms. Cortez previously served as Vice President, Human Resources at Walmart from June 2015 to February 2018, leading the team of human resources business partners supporting Walmart U.S. eCommerce and Walmart Labs. Prior to her tenure at Walmart, Ms. Cortez held leadership positions of increasing responsibility within the human resources department at PayPal from October 2006 through April 2012. Most recently she served as the Senior Director of Learning and Organizational Development for PayPal. Prior to PayPal, Ms. Cortez held numerous roles at Visa International, Inovant, a Visa subsidiary, and Visa USA. Ms. Cortez earned a B.S. in Business Administration with an emphasis in Human Resource Management from California Polytechnic State University - San Luis Obispo.

Dan Madden has served as our executive vice president and chief financial officer since December of 2018. Prior to Ellie Mae, from July 2017, Mr. Madden served as chief financial officer for Revel Systems. Mr. Madden was the chief financial officer from August 2015 to March 2017 and the VP & Corporate Controller from June 2014 to August 2015, at Cepheid. From March 2008 to January 2014, Mr. Madden was VP Finance & Corporate Controller at Symmetricom. Previously, Mr. Madden held financial leadership positions at Sonic Solutions, Advanced Fibre Communications, and McKesson. Mr. Madden began his career with Ernst & Young and holds a bachelor of science degree in Business Administration from California State University, Sacramento.

Cathleen Schreiner Gates has served as our executive vice president of sales and marketing since March 2015. Ms. Schreiner Gates oversees all sales, marketing, client management, professional services and customer support and training. Ms. Schreiner Gates previously served as our senior vice president of sales and client services from February 2012 to March 2015. From January 2010 to December 2011, Ms. Schreiner Gates served as senior vice president of sales and client services for Bersin and Associates and from October 2008 to December 2010, she served as vice president of sales, business development and client success for Clickability, Inc. She has held various senior management positions with MarketTools, Inc. and Keynote Systems/Vividence, Inc. Ms. Schreiner Gates holds a master of business administration in finance from the Rutgers Graduate School of Management and a bachelor of arts in French literature from Douglass College-Rutgers University.

Joseph Tyrrell has served as our executive vice president of corporate strategy since March 2015, and began overseeing our technology organization in December 2018. Mr. Tyrrell oversees our technology, product strategy, product management and our business and corporate development efforts involving our network of current and potential business partners and merger and acquisition strategies. Mr. Tyrrell has been with our company since 2002 and previously held the positions of senior vice president of corporate strategy from May 2014 to March 2015 and senior vice president of client management and business development from August 2013 to March 2014. Prior to joining us, Mr. Tyrrell served as vice president for Providian Financial in addition to other executive positions within the mortgage industry. Mr. Tyrrell holds a Bachelors of Art in Business Management from St. Mary’s College.

Independence of the Board of Directors

As required under the rules and regulations of the New York Stock Exchange (the “NYSE”), a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the Board. The Board consults with the Company’s counsel to ensure that the Board’s determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of the NYSE, as in effect from time to time.

Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent registered public accounting firm, the Board has affirmatively determined that Messrs. Buccellato, Davis, Dolan, Levin, Spencer, and Taneja, and Ms. Blasing and Ms. Levinson are independent directors within the meaning of the applicable NYSE listing standards.

As required under the NYSE rules and regulations, our independent directors meet in regularly scheduled executive sessions at which only independent directors are present. The lead independent director, or if unavailable another independent director designee, presides at such executive sessions. Each of our audit committee, compensation committee, and nominating and corporate governance committee is composed entirely of directors determined by the Board to be independent within the meaning of the NYSE rules and regulations.

Information Regarding the Board of Directors and its Committees

Board Responsibilities; Risk Oversight

The Board is responsible for, among other things, overseeing the conduct of our business; reviewing and, where appropriate, approving our major financial objectives, plans and actions; and reviewing the performance of our chief executive officer and other members of management based on reports from the compensation committee. In fulfilling the Board’s responsibilities, directors have full access to our management and independent advisors. With respect to the Board’s role in our risk oversight, the audit committee discusses with management our policies with respect to risk assessment and risk management and our significant financial risk exposures and the actions management has taken to limit, monitor or control such exposures. The audit committee reports to the full Board with respect to these matters, among others.

Board Leadership

Chairman

Mr. Anderman currently serves as our chairman of the Board and holds the title of executive chairman. Mr. Corr currently serves as our chief executive officer. The Board has not adopted a specific policy on whether the same person should serve as both the chief executive officer and chairman of the Board or, if the roles are separate, whether the chairman should be selected from the non-employee directors or should be an employee. The Board believes it is appropriate to retain the discretion and flexibility to make these determinations from time to time as needed to provide appropriate leadership for the Company. At this time, the Board believes that it has achieved the best Board leadership structure for the Company and our stockholders by appointing Mr. Anderman as our executive chairman and Mr. Corr as our chief executive officer.

Lead Independent Director

Mr. Davis currently serves as the lead independent director. The lead independent director presides at all meetings of the Board at which the chairman or chief executive officer are not present, including executive sessions of the Board and the independent directors, briefs the chairman of the Board on any issues arising in the executive sessions, facilitates discussions among independent directors on key issues and concerns outside of Board meetings, suggests calling Board meetings to the chairman of the Board when appropriate, serves as a liaison between the chairman and the other directors, approves information sent to the Board, collaborates with the chairman of the Board to set meeting agendas and Board information, assists the chairs of the committees of the Board as requested, is available for consultation and direct communication with major stockholders upon request and performs such other functions and responsibilities as set forth in the our corporate governance guidelines or as requested by the Board or the independent directors from time to time. The lead independent director also has the authority to call additional executive sessions of the independent directors and to encourage direct dialogue between all directors and management, set the agenda for executive sessions of the Board and independent directors and to retain outside advisors and consultants that will report directly to the Board on board-wide issues. In performing the duties described above, the lead independent director is expected to consult with the chairs of the appropriate Board committees. The lead independent director may not also serve as the chair of the nominating and corporate governance committee.

Board Committees

The Board has the following standing committees: an audit committee; a compensation committee; a nominating and corporate governance committee; a mergers and acquisitions (“M&A”) committee and a technology and cybersecurity committee. The composition and responsibilities of each committee are described below. Members serve on these committees until their resignation or until otherwise determined by the Board. In February 2017, the Board approved certain amendments to the charters of the committees so that individuals may be appointed by the Nominating and Corporate Governance Committee as committee observers and given the opportunity to attend and observe committee meetings, although such individuals are not entitled to vote. However, the chairman of each committee may exclude from committee meetings anyone he or she deems appropriate, to the fullest extent permitted by Delaware law.

The members of each of these committees as of the Record Date are identified below.

Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee	M&A Committee	Technology and Cybersecurity Committee
Robert J. Levin (chair)	Carl Buccellato (chair)	Rajat Taneja (chair)	Karen Blasing (chair)	Marina Levinson (chair)
Karen Blasing	Craig Davis	Craig Davis	Jeb S. Spencer	Rajat Taneja
A. Barr Dolan	Marina Levinson	Robert J. Levin	A. Barr Dolan	Jeb S. Spencer

Audit Committee

The audit committee oversees our corporate accounting and financial reporting process. Among other matters, the audit committee: evaluates the independent auditors’ qualifications, independence and performance; determines the engagement of the independent auditors; reviews and approves the scope of the annual audit and the audit fee; discusses with management and the independent auditors the results of the annual audit and the review of our quarterly consolidated financial statements; approves the retention of the independent auditors to perform any proposed permissible non-audit services; monitors the rotation of partners of the independent auditors on the Ellie Mae engagement team as required by law; reviews our critical accounting policies and estimates; reviews and approves all material transactions with any related party; reviews our corporate code of business conduct and ethics; and annually reviews the audit committee charter and the committee’s performance. The audit committee consists of directors Robert J. Levin, Karen Blasing, and A. Barr Dolan, with Mr. Levin serving as the chair of the committee. The audit committee as constituted satisfies the independence requirements of the NYSE and the audit committee director independence requirements established by the SEC that apply to companies listed on the NYSE. The Board has determined that each of Mr. Levin and Ms. Blasing are audit committee financial experts as defined under the applicable rules of the SEC and has the financial literacy and accounting or related financial management expertise required under applicable NYSE rules and regulations. This designation is a disclosure requirement of the SEC and does not impose upon Mr. Levin or Ms. Blasing any duties, obligations, or liabilities greater than that which would otherwise be imposed by virtue of their membership on the Board or the audit committee. In addition, this designation does not affect the duties, obligations, or liabilities of any other director or audit committee member. The Board has determined that each audit committee member has sufficient knowledge in reading and understanding financial statements to serve on the audit committee. The Board has determined that although Ms. Blasing serves on three public company audit committees, including Ellie Mae’s audit committee, her simultaneous service would not impair her ability to serve effectively on Ellie Mae’s audit committee. All of the members of the audit committee are independent directors as defined under applicable SEC and NYSE rules and regulations. The audit committee operates under a written charter that satisfies the applicable standards of the SEC and the NYSE.

Compensation Committee

The compensation committee reviews and recommends policies relating to compensation and benefits of our executive officers and employees. The compensation committee reviews and approves corporate goals and objectives relevant to the compensation of our chief executive officer and other executive officers, evaluates the performance of these officers in light of those goals and objectives, and sets the compensation of these officers based on such evaluations. The compensation committee also oversees the issuance of stock options, restricted stock units, executive performance shares and other awards under our employee stock plans. In addition, the compensation committee has authority to retain and fund compensation consultants, legal counsel and other compensation advisers and is generally responsible for considering the independence of such advisers prior to selecting them. The compensation committee will review and evaluate, at least annually, the performance of the compensation committee and its members, including compliance of the compensation committee with its charter. In fulfilling its responsibilities, the compensation committee may delegate any or all of its responsibilities to a subcommittee of the compensation committee, but only to the extent consistent with our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws, Section 162(m) of the Internal Revenue Code of 1986, as amended, (to the extent applicable), NYSE rules and other applicable law. The compensation committee consists of directors Carl Buccellato, Craig Davis and Marina Levinson, with Mr. Buccellato serving as the chair of the committee. All of the members of the compensation committee are independent under the applicable rules and regulations of the SEC, the NYSE and the Internal Revenue Code.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee is responsible for making recommendations regarding candidates for directorships and the size and composition of the Board. In addition, the nominating and corporate governance committee is responsible for overseeing our corporate governance guidelines and reporting and making recommendations concerning governance matters. The nominating and corporate governance committee will review and evaluate, at least annually, the performance of the nominating and corporate governance committee and its members, including compliance of the nominating and corporate governance committee with its charter. The nominating and corporate governance committee consists of directors Craig Davis, Robert J. Levin and Rajat Taneja, with Mr. Taneja serving as chair of the committee.

Mergers and Acquisitions Committee

The M&A committee is responsible for reviewing the Company’s acquisition strategy, as well as reviewing potential mergers, acquisitions, investments or dispositions of material assets or a material portion of any business (“Major Transactions”) and reporting its conclusions and recommendations to the Board, as appropriate. Among other matters, the M&A committee: reviews with management and the Board any potential Major Transaction and how the Major Transaction fits with the Company’s strategic plans and acquisition strategy; has the authority to evaluate and conduct due diligence with respect to potential acquisition and investment candidates on behalf of the Company; reviews with management the integration of any acquired businesses and whether the Major Transaction met the Company’s business objectives and strategic plans; and has the ability to retain special legal, accounting or other consultants or advisors to advise the M&A committee without seeking Board approval. In addition, the M&A committee will review and evaluate, at least annually, the performance of the M&A committee and its members, including compliance of the M&A committee with its charter. The M&A committee consists of directors Karen Blasing, Jeb S. Spencer and A. Barr Dolan, with Ms. Blasing serving as chair of the committee.

Technology and Cybersecurity Committee

The technology and cybersecurity committee is responsible for overseeing the Company’s information technology (“IT”) strategy, operations, policies and controls, including with respect to product development, risk management, IT security, regulatory matters and internal IT controls. Among other matters, the technology and cybersecurity committee reviews monthly, quarterly, and annual reports from management or other third parties relating to the Company’s IT strategy and operations, focusing on IT security, “cloud” service capacity and product reliability. The technology and cybersecurity committee also oversees the development, implementation, and maintenance of the Company’s information security program, and reports to the Board on a periodic basis in order to keep the Board apprised of all matters under the scope of the committee. The technology and cybersecurity committee has the ability to retain independent counsel or outside experts and advisors that it deems necessary and without seeking Board approval. In addition, the technology and cybersecurity committee will review and evaluate, at least annually, the performance of the technology and cybersecurity committee and its members, including compliance of the technology and cybersecurity committee with its charter. The technology and cybersecurity committee consists of directors Marina Levinson, Rajat Taneja and Jeb S. Spencer, with Ms. Levinson serving as chair of the committee.

Meetings of the Board of Directors, Board and Committee Member Attendance and Annual Meeting Attendance

The Board met six times during last year. The audit committee met 21 times, the compensation committee met six times, the nominating and corporate governance committee met five times, the M&A committee met eight times and the technology and cybersecurity committee met four times.

During 2018, each incumbent member of the Board attended or participated in at least 75% of the aggregate number of meetings of the Board and of all the committees on which he or she served. Directors meet their responsibilities not only by attending Board and committee meetings, but also through communication with executive management, independent accountants, advisors and consultants and others on matters affecting the Company.

We encourage all of our directors and nominees for director to attend our annual meeting of stockholders; however, attendance is not mandatory. All of our directors attended our annual meeting of stockholders in 2018.

Communications with the Board of Directors or Non-Management Directors

Interested parties who wish to communicate with the Board or with non-management directors, including our lead independent director, may send their communications in writing to the attention of the Secretary, at Ellie Mae, Inc., 4420 Rosewood Drive, Suite 500, Pleasanton, California 94588. The Secretary will forward the communication to the Board or any specified individual directors, as appropriate.

Stockholder Recommendations and Nominations for Membership on our Board of Directors

The policy of our nominating and corporate governance committee is to consider properly submitted stockholder recommendations for candidates for membership on the Board. In evaluating such recommendations, the nominating and corporate governance committee will address the membership criteria set forth under “Director Qualifications.” Any stockholder recommendations proposed for consideration by the nominating and corporate governance committee should be provided in writing and should be addressed to our Secretary, at Ellie Mae, Inc., 4420 Rosewood Drive, Suite 500, Pleasanton, California 94588. Stockholder recommendations must include the nominee’s name and qualifications for membership on the Board, a document signed by the candidate indicating the candidate’s willingness to serve, if elected, and evidence of the stockholder’s ownership of our common stock.

In addition to stockholder recommendations of candidates for membership on the Board, a stockholder may nominate an individual for election to our Board in the manner set forth in, and in accordance with the provisions of, our Amended and Restated Bylaws. Under Section 2.5 of our Bylaws, for a stockholder to make any nomination for election to the Board at an annual meeting, the stockholder must provide notice to the Company, which notice must be delivered to, or mailed and received at, the Company’s principal executive offices not less than 90 days and not more than 120 days prior to the one-year anniversary of the preceding year’s annual meeting; provided, that if the date of the annual meeting is more than 30 days before or more than 60 days after such anniversary date, the stockholder’s notice must be delivered, or mailed and received, not later than 90 days prior to the date of the annual meeting or, if later, the 10th day following the date on which public disclosure of the date of such annual meeting is made. Further updates and supplements to such notice may be required at the times and in the forms required under our Bylaws.

As set forth in our Bylaws, submissions must include the name and address of the proposed nominee, information regarding the proposed nominee that is required to be disclosed in a proxy statement or other filings in a contested election pursuant to Section 14(a) under the Exchange Act, information regarding the proposed nominee’s indirect and direct interests in shares of the Company’s common stock, and a completed and signed questionnaire, representation and agreement of the proposed nominee. Our Bylaws also specify further requirements as to the form and content of a stockholder’s notice. We recommend that any stockholder wishing to make a nomination for director review a copy of our Bylaws, as amended and restated to date, which is available, without charge, from our Secretary, at Ellie Mae, Inc., 4420 Rosewood Drive, Suite 500, Pleasanton, California 94588.

Director Qualifications

Our corporate governance guidelines contain membership identification and evaluation criteria that apply to nominees for election to our Board. In recommending candidates for election to the Board, the independent members of the nominating and corporate governance committee may consider the following criteria, among others the nominating and corporate governance committee shall deem appropriate: diversity of personal and professional background, perspective and experience; personal and professional integrity, ethics and values; experience in corporate management, operations or finance, such as serving as an officer or former officer of a publicly held company and a general understanding of marketing, finance and other elements relevant to the success of a publicly-traded company in today’s business environment; experience in the Company’s industry and with relevant social policy concerns; experience as a board member or executive officer of another publicly held company; academic expertise in an area of the Company’s operations; practical and mature business judgment, including ability to make independent analytical inquiries; diversity of business or career experience relevant to the success of the Company; and any other relevant qualifications, attributes or skills. The Board evaluates each individual in the context of the Board as a whole, with the objective of assembling a group that can best perpetuate the success of the business and represent stockholder interests through the exercise of sound judgment using its diversity of experience in these various areas.

The Board considers a number of factors in its evaluation of diversity, including gender, age, and ethnicity. As indicated above, diversity is one factor among many that the Board considers when evaluating director candidates. The nominating and corporate governance committee monitors its assessment of diversity as part of its annual self-evaluation process. The nominating and corporate governance committee will reassess the qualifications of a director, including the director’s attendance, involvement at Board and committee meetings and contribution to Board diversity, prior to recommending a director for re-election. Nominees will be screened to ensure each candidate has qualifications which complement the overall core competencies of the Board. The screening process for new nominees includes conducting a background investigation and an independence determination.

Compensation Committee Interlocks and Insider Participation

During 2018, each of Carl Buccellato, Craig Davis, Marina Levinson and A. Barr Dolan served on the compensation committee. Mr. Buccellato has served as the chair of the committee since June 2015. None of the members of the compensation committee is or has at any time during last year been an officer or employee of ours or was formerly an officer of ours. None of our executive officers currently serves or in the last year has served as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on the Board or compensation committee.

Risk Assessment and Compensation Practices

Our management assesses and discusses with the compensation committee our compensation policies and practices for our employees as they relate to our risk management and, based upon this assessment, we believe that any risks arising from such policies and practices are not reasonably likely to have a material adverse effect on us in the future.

Our employees’ base salaries are fixed in amount and thus we do not believe that they encourage excessive risk-taking. While performance-based cash bonuses and sales commissions focus on achievement of short-term or annual goals, which may encourage the taking of short-term risks at the expense of long-term results, we believe that our compensation policies help mitigate this risk and our performance-based cash bonuses and sales commissions are limited, representing a small portion of the total compensation opportunities available to most non-executive employees. We also believe that our performance-based cash bonuses and sales commissions appropriately balance risk and the desire to focus our employees on specific short-term goals important to our success, and do not encourage unnecessary or excessive risk-taking.

A significant proportion of the compensation provided to most of our employees is in the form of long-term equity-based incentives that we believe are important to help further align our employees’ interests with those of our stockholders. We do not believe that these equity-based incentives encourage unnecessary or excessive risk taking because vesting schedules are staggered and their ultimate value is tied to our stock price.

This Amendment, including the preceding paragraphs, contains forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events. Forward-looking statements contained in this Amendment should be considered in light of the many uncertainties that affect our business and specifically those factors discussed from time to time in our public reports filed with the SEC, such as those discussed under the heading, “Risk Factors,” in our most recent Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Director Compensation

Our non-employee director compensation policy provides that each non-employee director receives an annual cash retainer of $35,000. Our lead independent director receives an additional annual cash retainer of $20,000. In addition, all non-employee directors who serve on one or more committees are eligible to receive the following annual committee fees (which are also payable in cash):

Committee	Chair ($)	Other Member ($)
Audit committee	$20,000	$12,000
Compensation committee	15,000	9,000
Nominating and corporate governance committee	9,000	5,400
Mergers and acquisitions committee	9,000	5,400
Technology and cybersecurity committee	12,000	7,200

Other than the annual retainers and committee fees described above, non-employee directors are not entitled to receive any additional cash fees in connection with their service on our Board. However, any newly elected or appointed non-employee directors, upon initial election or appointment to the Board, is entitled to receive an award of restricted stock units with a value equal to $150,000, plus a pro-rata portion of restricted stock units described below based on when he or she joins our Board relative to the date of the previous year’s annual meeting. In addition, our non-employee directors are entitled to automatically receive a restricted stock unit award with a value of $200,000 immediately after each annual meeting of stockholders. The initial restricted stock unit award for newly elected or appointed non-employee directors will vest 1/3rd on each anniversary of the date of grant over three years from the date of grant. The initial pro-rata portion of the annual restricted stock unit award for newly elected or appointed non-employee directors wall vest in full on the date of the next annual meeting of stockholders. Subsequent annual restricted stock unit awards will vest 100% on the first anniversary of the date of grant. Our directors who are employees are compensated for their service as employees and do not receive any additional compensation for their service on the Board.

The following table sets forth information concerning the compensation paid or accrued for services rendered to us in all capacities by our directors other than Jonathan Corr, our Chief Executive Officer during the fiscal year ended December 31, 2018. The compensation of Mr. Corr as a named executive officer of Ellie Mae (“NEO”) is set forth below under “2018 Summary Compensation Table.” The table below also includes information on the compensation earned or paid to Sigmund Anderman, our Executive Chairman, who is an employee and also a member of our board of directors. Mr. Anderman did not receive any additional compensation for service as a director.

Name	Fees Earned or Paid in Cash ($)	Stock Awards (1)($)	Total ($)
Sigmund Anderman (2)	483,800	399,976	883,776
Karen Blasing	56,000	218,394	274,394
Carl Buccellato	55,400	218,394	273,794
Craig Davis	69,400	218,394	287,794
A. Barr Dolan	52,400	218,394	270,794
Robert J. Levin	60,400	218,394	278,794
Marina Levinson	56,000	218,394	274,394
Frank Schultz	19,552	0	19,552
Jeb S. Spencer	40,400	218,394	258,794
Rajat Taneja	42,200	218,394	260,594

(1)

Amounts do not reflect compensation actually received by the director. Instead, the amounts included in the “Stock Awards” column represent the grant date fair value of awards granted, calculated in accordance with ASC Topic 718. For a discussion of the assumptions made in the valuations reflected in this column, see Notes 2 and 11 of the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.

(2)

Reflects compensation paid to Mr. Anderman pursuant to his amended and employment agreement entered into in January 2015, which sets forth the terms and conditions of his employment as our executive chairman of the Board. Under the agreement, Mr. Anderman received an annual base salary of $287,000 in 2018, was paid a bonus amount equal to 60% of his target bonus amount based on corporate performance in 2017. In addition, pursuant to the agreement, Mr. Anderman was granted a stock option award plus a performance-vesting restricted stock unit award in 2018, each having grant date fair values of $200,000. The option has a four-year, employment-based vesting schedule, and the shares of our common stock subject to the restricted stock unit award are earned based upon the achievement of the corporate goals established for the senior executive bonus program. Under the agreement, Mr. Anderman is also entitled to participate in the same benefit plans as the other senior executive officers of the Company, and the Company will continue to maintain a $2 million life insurance policy for his benefit as well as continue to provide premium payments for any other life insurance policies maintained by the Company for his benefit.

The following table shows the number of shares of our common stock subject to outstanding and unexercised stock options and the number of shares of our common stock subject to outstanding stock awards held by each of our non-employee directors as of December 31, 2018. The table below also includes information relating to Sigmund Anderman, our Executive Chairman, who is an employee and also a member of our Board.

Name	Number of Shares Subject to Outstanding Options as of 12/31/18	Number of Shares Subject to Outstanding Stock Awards as of 12/31/18
Sigmund Anderman	284,551	8,569
Karen Blasing	1,727	2,105
Carl Buccellato	71,121	2,105
Craig Davis	61,121	2,105
A. Barr Dolan	39,455	2,105
Robert J. Levin	76,121	2,105
Marina Levinson	3,455	2,105
Jeb S. Spencer	36,972	2,105
Rajat Taneja	3,455	2,105

Non-Employee Director Stock Ownership Policy

Our Board believes that our non-employee directors should hold a meaningful financial stake in the Company in order to further align their interests with those of our stockholders. Therefore, our Board has adopted a non-employee director stock ownership policy. Under the current policy as adopted in February 2018, each non-employee director must own Company stock with a value of four times the annual cash retainer for Board service. Our non-employee directors are required to achieve this ownership level by December 31, 2019. Any non-employee director appointed or elected after February 2018 will be required to achieve this ownership level within three years of his or her appointment or election date.

Compensation Discussion and Analysis

This section discusses the principles underlying our policies and decisions with respect to the compensation of our executive officers who are named in the “2018 Summary Compensation Table” and the material factors relevant to an analysis of these policies and decisions. Our NEOs for 2018 were as follows:

•	Jonathan Corr, our president and chief executive officer (our “CEO”);

•	Dan Madden, our executive vice president and chief financial officer (1);

•	Cathleen Schreiner Gates, our executive vice president of sales and marketing;

•	Joseph Tyrrell, our executive vice president of strategy and technology;

•	Carina Cortez, our executive vice president of human resources (2);

•	Matthew LaVay, our former executive vice president and chief financial officer (3);

•	Peter Hirsch, our former executive vice president of technology and operations (4); and

•	Popi Heron, our former interim chief financial officer (5).

(1)	Mr. Madden was appointed to serve as our executive vice president and chief financial officer effective December 20, 2018.
(2)	Ms. Cortez was appointed to serve as our executive vice president of human resources effective February 21, 2018.
(3)	Mr. LaVay resigned from his position as our executive vice president and chief financial officer effective June 15, 2018.
(4)	Mr. Hirsch resigned from his position as our executive vice president of technology and operations effective January 2, 2019.
(5)	Ms. Heron served as our interim chief financial officer from June 15, 2018 until December 20, 2018. Ms. Heron has served as our vice president and corporate controller since May 2016.

Executive Summary

Pay-for-Performance

We believe our executive compensation program is reasonable, competitive, and appropriately balances the goals of attracting, motivating, rewarding, and retaining our executive officers. To ensure our executive officers’ interests are aligned with those of our stockholders and to motivate and reward individual initiative and effort, a substantial portion of their target annual total direct compensation opportunity is “at-risk” and will vary above or below target levels commensurate with our performance. We emphasize performance-based compensation that appropriately rewards our executive officers for delivering financial, operational, and strategic results that meet or exceed pre-established goals through our cash bonus plan, as well as through the equity awards that we use to deliver long-term incentive compensation opportunities.

Good Governance and Best Practices

We endeavor to maintain sound governance standards consistent with our executive compensation policies and practices. The compensation committee evaluates our executive compensation program on a regular basis to ensure that it is consistent with our short-term and long-term goals given the dynamic nature of our business and the market in which we compete for executive talent. The following policies and practices were in effect during 2018 with respect to the compensation of our NEOs:

•	Independent Compensation Committee. The compensation committee is comprised solely of independent directors.

•

Independent Compensation Committee Advisors. The compensation committee engaged its own compensation consultant, Compensia, Inc. (“Compensia”), to assist with its 2018 compensation responsibilities. Compensia performed no other consulting or other services for us in 2018.

•

Annual Executive Compensation Review. The compensation committee conducts an annual review and approval of our compensation strategy, including a review of our compensation peer group used for comparative purposes and a review of our compensation-related risk profile to ensure that our compensation-related risks are not reasonably likely to have a material adverse effect on our Company.

•

Executive Compensation Policies and Practices. Our compensation philosophy and related corporate governance policies and practices are complemented by several specific compensation practices that are designed to align our executive compensation with long-term stockholder interests, including the following:

•

Compensation At-Risk. Our executive compensation program is designed so that a significant portion of compensation is “at risk” based on corporate performance, as well as equity-based to align the interests of our executive officers and stockholders;

•	No Post-Employment Tax Reimbursements. We do not provide any tax reimbursement payments (including “gross-ups”) on any severance or change-in-control payments or benefits;

•	Performance-Based Incentives. We use performance-based short-term and long-term incentives;

•	Multi-Year Vesting Requirements. The equity awards granted to our executive officers vest or are earned over multi-year periods, consistent with current market practice and our retention objectives;

•

No Retirement Plans other than 401(k) Plan. We do not currently offer, nor do we have plans to provide, pension arrangements, retirement plans or nonqualified deferred compensation plans or arrangements to our executive officers other than our 401(k) plan which is available to all employees;

•

No Tax Reimbursements on Perquisites or Personal Benefits. We do not provide any tax reimbursement payments (including “gross-ups”) on any perquisites or other personal benefits, other than, in certain instances, negotiated relocation benefits;

•

No Special Health or Welfare Benefits. Our executive officers participate in broad-based Company-sponsored health and welfare benefits programs on the same basis as our other full-time, salaried employees, except that the Company reimburses our executive officers for the cost of a $1 million term life insurance policy;

•

Pledging Prohibited. Our executive officers and members of the Board are prohibited from pledging our common stock as collateral to secure loans, and our executive officers and members of the Board may not purchase put and call options or engage in any other hedging transactions through Rule 10b5-1 trading plans;

•	Succession Planning. We review the risks associated with key executive officer positions to ensure adequate succession plans are in place; and

•

Executive Stock Ownership Policy. Our Board approved an executive stock ownership policy in February 2018 that requires our CEO to hold Company stock with a value equal to three times his annual salary and other executive officers to hold Company stock with a value equal to his or her annual salary.

Stockholder Advisory Vote to Approve Executive Compensation

At our 2018 annual meeting of stockholders our stockholders approved, in a non-binding advisory vote, the compensation of our NEOs with approximately 98% of the votes cast voting in favor (excluding broker non-votes). This vote is commonly known as “say-on-pay.” The compensation committee considered the results of the 2018 say-on-pay vote, and based upon the strong stockholder support, did not believe that our executive compensation program requires material changes.

Objectives and Philosophy of Our Executive Compensation Program

We recognize that our ability to excel depends on the integrity, knowledge, imagination, skill, diversity and teamwork of our executive officers, including the NEOs. To this end, we strive to create an environment of mutual respect, encouragement and teamwork that rewards commitment and performance and that is responsive to the needs of our executive officers. The principles and objectives of our compensation and benefits programs for our employees generally, and for our executive officers specifically, are to:

•

attract, engage and retain individuals of superior ability, experience and managerial talent enabling us to be an employer of choice in the highly-competitive and dynamic information technology industry;

•	ensure compensation is closely aligned with our corporate strategies, business and financial objectives and the long-term interests of our stockholders;

•	motivate and reward executives whose knowledge, skills and performance ensure our continued success;

•	ensure that the elements of compensation, individually and in the aggregate, do not encourage excessive risk-taking; and

•	ensure that total compensation is fair, reasonable and competitive.

The compensation components described below simultaneously fulfill one or more of these principles and objectives.

Compensation Determination Process

The compensation of our executive officers, including the NEOs, is determined on an individual basis using a variety of factors related to the performance, value and experience of the executive officer as well as market data and its relevance for the executive officer’s position, as described further in the “Components of Our Executive Compensation Program” section below.

Our CEO, and, in the case of our CEO, the Board, typically reviews the performance of each of our executive officers on an annual basis, though we do not set a predetermined time for such review. Our CEO, based on his experience and his review of our executives’ performance, recommends compensation levels for our executive officers, other than himself, to the compensation committee for approval. With respect to compensation levels for our CEO, the compensation committee makes recommendations to the Board for approval.

Since 2009, the compensation committee has engaged Compensia, a national compensation consulting firm with substantial experience in the technology sector, to evaluate our levels and types of executive compensation and to recommend changes from time to time as appropriate.

On an annual basis, Compensia recommends to the compensation committee for approval a peer group of companies determined based on an analysis of companies in our industry and their relative revenue and market capitalization to be used in evaluating our compensation levels. This peer group is updated as necessary and is comprised of companies in the software and internet software services industry with revenue and market capitalization that we believe reflects the competitive market we operate in.

In May 2017, Compensia recommended updating the Company’s peer group by removing two former peers that were acquired and one former peer whose market capitalization level was no longer comparable to us, and adding four new peer companies which had market capitalizations and revenues similar to us, with a preference for software-as-a-service (SaaS) companies. The compensation committee approved updating the peer group, as recommended, for use when evaluating compensation for 2018. This updated peer group includes the following nineteen technology companies in the software industry:

Aspen Technology	HubSpot	Paylocity Holding
Box	Imperva	Proofpoint
Cornerstone OnDemand	LogMeIn	Qualys
Financial Engines	Medidata Solutions	Twilio
GrubHub	MicroStrategy	Veeva Systems
Guidewire Software	New Relic	Zendesk
Paycom Software

In addition to the peer group, the compensation committee reviews a custom survey derived from the Radford Technology survey. The Radford custom survey data consists of participating peer companies and additional participating companies with businesses, revenues and market capitalizations similar to ours. The Radford custom survey data was incorporated into the Compensia market analysis provided to the compensation committee. Collectively, we refer to the peer group and Radford data as the “market data.” Depending on the position, the compensation committee may favor one set of data or the other or look at a blend of the data based on the robustness of the data source and the closeness of the market data to the responsibilities and duties of the executive officer being reviewed. Base salaries and incentive opportunities may be set below or above median amounts because of factors like expertise, performance, and potential for future contributions.

In determining the 2018 base salaries, target cash bonus opportunities and long-term incentive compensation for our executive officers, including the NEOs, Compensia provided updated market data showing compensation for similarly situated executives. In evaluating the market data provided by Compensia, the compensation committee gave differing weight to the market data by executive officer based on how closely his or her position and responsibilities appeared to match those for the position the executive was matched against in the market data and did not target a specific percentile ranking against our peer group. The compensation committee and the Board referred to this market data and its own experience in setting 2018 compensation levels for our executive officers to confirm that their decisions were competitive and reasonable.

Components of Our Executive Compensation Program

The individual components of our executive compensation program consist primarily of (i) base salary, (ii) an annual performance-based bonus, (iii) long-term incentive compensation in the form of equity awards, (iv) retirement savings opportunities, (v) post-termination benefits, and (vi) various other employee benefits. We view each of these components as related but distinct, reviewing them each individually, as well as collectively to ensure that the total compensation paid to our executive officers meets the objectives of our executive compensation program. We determine the appropriate level for each compensation component for each executive based on the criticality of the executive for our business, the length of service of the executive, internal parity of compensation among our executive officers, the compensation practices of our peers and the marketability of the executive, our overall performance and other considerations the compensation committee deems relevant. The compensation committee endeavors to make compensation decisions that are consistent with our recruiting and retention goals. The compensation committee reviews each compensation component for internal parity and consistency between executive officers with similar levels of responsibility.

We strive to achieve an appropriate mix between cash and equity incentives to meet our objectives. We do not currently have any policies for allocating compensation between short-term and long-term compensation or cash and non-cash. While we use both short-term and long-term compensation components, our strategy with respect to the compensation of our executive officers is to tie a greater percentage of their total compensation to performance-based compensation, which we achieve through the use of annual bonuses and performance-based equity awards. Base salaries paid to our executive officers are kept at a competitive level, as determined by the compensation committee based on their experience and their review of market data, with the opportunity for each executive officer to achieve higher total compensation through bonuses and equity incentives if we perform well over time. We emphasize equity compensation because we believe that because the achievement of our business and financial objectives will be reflected in the value of our equity, thereby increasing stockholder value, our executive officers will be incentivized to achieve these objectives when a larger percentage of their total compensation is tied to the value of our stock. In order to accomplish these goals, we have historically used stock options, RSUs and performance shares (“Performance Shares”) as a significant component of compensation. However, beginning in fiscal year 2016, we generally eliminated stock options from the equity awards granted to our executive officers and now grant a mixture of RSUs and Performance Shares to our executive officers as we believe the combination of RSUs and Performance Shares promote long-term stockholder value, and minimizes dilution. While we offer competitive base salaries, we believe bonuses and stock-based compensation are significant motivators in retaining and rewarding employees of technology companies.

While we have identified particular compensation objectives that each component of our executive officers’ compensation serves, our executive compensation program is designed to be flexible and complementary and to collectively serve all of the compensation objectives described above. Accordingly, whether or not specifically mentioned below, we believe that, as a part of our overall executive compensation policy, each individual component, to a greater or lesser extent, serves each of our objectives.

Base Salaries

In general, base salaries for our executive officers are initially established through arm’s-length negotiation at the time the executive officer is hired or promoted to an executive officer position, taking into account such individual’s qualifications, experience and salary prior to joining the Company or prior to being promoted to an executive officer position. We strive to maintain base salaries for our executive officers that are competitive, while remaining cost-effective.

Periodic adjustments to the base salaries of our executive officers, including the NEOs, are based on the level of each individual’s responsibilities, individual contribution, prior experience and sustained performance and the base salaries paid to executives with similar responsibility at peer companies. In early 2018, the compensation committee determined that the base salaries of each NEO who was an executive officer at that time, other than Mr. LaVay, would remain at the levels established in 2017 based on an evaluation of market data. Based on an evaluation of market data and his critical position at the Company, the compensation committee approved an increase of 8% from his 2017 base salary to a 2018 base salary of $335,000.

In connection with the commencement of Ms. Cortez’s employment in February 2018 and Mr. Madden’s employment in December 2018, the compensation committee determined that Ms. Cortez’s base salary would be $325,000 and that Mr. Madden’s base salary would be $400,000. The compensation committee believed that these were competitive market-based amounts, appropriate for senior executives with Ms. Cortez’s and Mr. Madden’s skills and experience. Ms. Heron did not receive and adjustment to her base salary, that had previously been determined by Mr. Corr, in connection with her service as interim CFO from June 15, 2018 until December 20, 2018.

The actual base salaries paid to our NEOs during 2018 are set forth in the “2018 Summary Compensation Table.”

Annual Cash Bonuses

In addition to base salaries, annual performance-based cash bonus opportunities are provided to our executive officers, including the NEOs, based on both the Company’s performance relative to financial goals established by the compensation committee and the Board as well as each individual NEO’s individual performance. The compensation committee did not set specific objectives for individual NEOs, but determined that in approving individual bonus awards in early 2019, it would consider each individual’s contribution towards the Company’s achievement of the corporate financial goals. As discussed above, in determining target cash bonus opportunities, the compensation committee, and in the case of our CEO, the Board, considered market data to confirm that its decisions are competitive and reasonable.

Target Annual Cash Bonus Opportunities

In January of 2018, the compensation committee approved, and with respect to Mr. Corr, the compensation committee recommended to the Board and the Board approved in February of 2018, generally maintaining the same cash bonus opportunities relative to base salaries as existed in 2017 for each NEO who was an executive officer at that time and a cash bonus opportunity of 50% for Ms. Cortez in connection with the amount that was determined upon the commencement of her employment earlier in the month. The compensation committee evaluated market data and each executive’s overall target cash compensation and determined that the current bonus opportunities were in line with the company’s peer group and properly incentivized the executives.

Based on an evaluation of market data, Mr. Madden’s cash bonus opportunity as our CFO was established at 60% of his base salary in connection with the commencement of his employment in December 2018. Ms. Heron did not receive an adjustment to her cash bonus opportunity, that had previously been determined by Mr. Corr, in connection with her service as interim CFO from June 15, 2018 until December 20, 2018.

The target annual cash bonus opportunities for our NEOs for 2018 were as follows:

Name and Principal Position	Target Bonus Percentage of Base Salary (%)	Target Bonus Cash Value ($)
Jonathan Corr, President and CEO	100%	$475,000
Dan Madden, EVP, CFO	—	—
Cathleen Schreiner Gates, EVP, Sales & Marketing	85%	$327,250
Joseph Tyrrell, EVP, Corporate Strategy	85%	$327,250
Carina Cortez, EVP, Human Resources	50%	$162,500
Matthew LaVay, former EVP, CFO	60%	$201,000
Peter Hirsch, former EVP, Technology & Operations	50%	$192,500
Popi Heron, former interim CFO	30%	$97,535

Performance Measures

The goals for Messrs. Corr, Tyrrell, LaVay and Hirsch and Mses. Schreiner Gates and Cortez were based on the Company’s overall financial performance, measured in terms of revenue growth and adjusted EBITDA (calculated as earnings before interest, tax, depreciation and amortization, and adjusted to exclude stock-based compensation and other non-recurring items) in 2018. In order for the executive officers to be eligible for a bonus equal to 100% of target, the Company needed to achieve approximately $510 million in revenue and 26.5% in adjusted EBITDA in 2018. The potential bonus payment, as a percentage of the target bonus, ranged from 0% to 200% based on increased achievement between minimum and maximum goals for each of revenue growth and adjusted EBITDA. See Appendix A for a reconciliation of the non-GAAP financial measures set forth below to U.S. GAAP.

In early 2019, the compensation committee approved (and with respect to Mr. Corr, the compensation committee recommended to the Board and the Board approved, and with respect to Ms. Heron, and Mr. Corr) based on the Company’s 2018 revenue of $480 million and adjusted EBITDA of 26%, that the aggregate achievement percentage for the corporate goals equaled 75% of target. The compensation committee, with input from our CEO (except with respect to his own compensation) and Mr. Corr with respect to Ms. Heron, also considered the individual performance of the executives, and determined that individual performance should not increase or decrease the payout for any of our NEOs who received a bonus for 2018, other than Ms. Heron who received a bonus equal to 30% of her base salary for 2018. The amount of Ms. Cortez’s bonus pro-rated to reflect that her service began during 2018. Messrs. LaVay and Hirsch did not receive bonuses for 2018 because each NEO’s employment had terminated prior to the payment of 2018 bonuses. Mr. Madden was not eligible to receive a bonus for 2018 as a result of the timing of the commencement of his employment in 2018. However, pursuant to the terms of his offer letter, Mr. Madden received a one-time cash signing bonus of $175,000 that he would be required to repay in the event he resigned within his first year of employment.

Long-Term Incentive Compensation

Our long-term incentive awards are designed to align the interests of our employees, including our NEOs, with the interests of our stockholders. Because an executive officer’s ability to earn his or her awards is based on continued employment, these awards also encourage the retention of our NEOs through the vesting or performance period of the awards.

In determining the size of the long-term incentive compensation to be awarded to our executive officers, including the NEOs, the compensation committee considers a number of factors, such as the relative job scope, the value of outstanding long-term incentive awards, individual performance history, prior contributions to us and the size of prior awards. The compensation committee, and in the case of our CEO, the Board, also draws upon the experience of their members, and an analysis of competitive market data. Typically, our CEO recommends the size of the long-term incentives (except with respect to his own award) at levels he considers appropriate to create a meaningful opportunity for reward predicated on the creation of long-term stockholder value and recommends these awards to the compensation committee for approval. The compensation committee recommends the size of the awards for our CEO to the Board for approval.

To reward and retain our executive officers in a manner that best aligns their interests with stockholders’ interests, we historically used stock options, RSUs and Performance Shares as the primary incentive vehicles for long-term compensation. Beginning in fiscal year 2016 (except for the grant of stock options to Mr. Anderman in accordance with his employment agreement) we ceased granting options to executive officers as we believe that Performance Shares are sufficient for increasing long-term stockholder value by linking the potential value our executive officers can receive to the achievement of financial performance criteria that closely ties to our business strategy. We continue to use RSU awards to satisfy our retention objectives for our key executive officers, and believe Performance Shares and RSU awards help to minimize our dilution.

Overview of 2018 Equity Awards

As part of our established compensation philosophy linking our executive officer annual equity grants with the performance of the Company, the compensation committee and the Board approved RSU awards and Performance Share awards under our Executive Incentive Plan and our 2011 Equity Incentive Award Plan (the “2011 Plan”).

2018 Restricted Stock Unit Awards

In February 2018 (and in May 2018 with respect to Ms. Heron), the compensation committee granted the following RSU awards to Messrs. Tyrrell, LaVay and Hirsch and Mses. Schreiner Gates and Cortez, and, upon a recommendation by the compensation committee, the Board approved an RSU grant to Mr. Corr. In May of 2018, the compensation committee granted the following RSU award to Ms. Heron.

Executive Officer	Shares Subject to RSUs
Jonathan Corr, President and CEO	26,821
Cathleen Schreiner Gates, EVP, Sales & Marketing	6,773
Joseph Tyrrell, EVP, Corporate Strategy	6,232
Carina Cortez, EVP, Human Resources	8,670
Matthew LaVay, former EVP, CFO	5,961
Peter Hirsch, former EVP, Technology & Operations	3,074
Popi Heron, former interim Chief Financial Officer	3,074

In connection with her hiring as EVP, Human Resources, Ms. Cortez was entitled to a new hire RSU award with a grant date value of $800,000. This RSU award was higher than the typical year annual RSU grant in order to serve as an additional recruitment incentive and to provide a material stake in the future performance of the Company.

In connection with her appointment as interim CFO and the compensation committee’s recognition of the additional roles and responsibilities that Ms. Heron would assume while serving in such role, she received a special award of restricted stock units with a grant date fair market value of $200,000, in addition to an annual restricted stock unit award with a fair market value of $125,000 granted in May 2018. Pursuant to the terms of Mr. Madden’s offer letter, he was granted an initial restricted stock unit award in January 2019 with an initial grant date fair value of $2,000,000.

The RSUs granted to our NEOs vest in substantially equal annual installments over four years.

2018 Performance Share Awards

The Performance Shares approved by our compensation committee provided for shares of our common stock (with the ability to earn between zero and 200% of the target Performance Share level), based on our level of achievement against the goals established for the performance period.

The number of shares of our common stock that could be earned under the Performance Shares was dependent on our achievement of certain pre-established target levels for increasing the number of mortgage loans originated on the Company’s platform and increasing the Company’s revenue per closed loan for the one-year performance period commencing on January 1, 2018 and ending on December 31, 2018, as further described below. After the completion of the performance period, 25% of the earned shares would vest thirty days following certification of performance by the compensation committee (the “2018 Performance Share Determination Date”), while the remaining earned shares would vest with respect to 25% of the earned shares on each of the first three anniversaries of the 2018 Performance Share Determination Date, subject to continuous employment of the NEO through each such date, for a total vesting period of four years from grant. The compensation committee has the right to reduce or eliminate (but not increase) the amount payable at a given level of performance to take into account additional factors the compensation committee deems relevant to the assessment of individual or corporate performance for the performance period.

The Compensation Committee granted Performance Shares to NEOs in February 2018. Mr. Madden did not receive any performance shares for the 2018 performance period when he was appointed to serve as our executive vice president and chief financial officer effective December 20, 2018 and Ms. Heron was not granted any Performance Shares while serving as interim CFO. The following table sets forth the target number of shares of our common stock underlying each Performance Share that was granted to the NEOs:

Executive Officer	Performance Share Grant at Target
Jonathan Corr, President and CEO	26,821
Cathleen Schreiner Gates, EVP, Sales & Marketing	6,773
Joseph Tyrrell, EVP, Corporate Strategy	6,232
Carina Cortez, EVP, Human Resources	4,335
Matthew LaVay, former EVP, CFO	5,961
Peter Hirsch, former EVP, Technology & Operations	5,961

In determining the target number of Performance Shares for the NEOs above, the compensation committee considered, among other things, the Company’s strong business results and each NEO’s leadership, experience and the relative position of his target total direct compensation opportunity to industry peers.

Below is the chart of the performance criteria and the potential number of shares of our common stock underlying the Performance Shares that could be earned and awarded as a percent of the target Performance Share amount.

		Growth in Market Shares
		≤ 1.0%	2.0%	4.0%	4.5%	5.0%	≥ 5.5%
	≤ 165	50%	60%	80%	100%	125%	150%
	170	60%	70%	90%	115%	140%	165%
Revenue per Loan	175	70%	80%	100%	125%	150%	175%
	180	80%	90%	125%	150%	175%	190%
	≥ 185	90%	125%	150%	175%	190%	200%

All achievement percentages greater than 50% were to be pro-rated between the numbers appearing on the above chart based on the Company’s revenue growth rate and market share increase from 2017 to 2018.

In March 2019, the compensation committee determined that our level of achievement of the performance goals was 165%, as a result of our growth in loan origination system market share of approximately 4.3% and revenue per loan in 2018 of $185. Accordingly, our NEOs were awarded and issued the number of shares of common stock set forth in the table below on April 1, 2019, with 25% of the shares immediately vested and the remaining shares vesting with respect to 25% of the shares on each of the first three anniversaries of the 2018 Performance Share Determination Date, subject to continuous employment of the participant through such dates.

Executive Officer	Shares Earned
Jonathan Corr, President and CEO	44,253
Cathleen Schreiner Gates, EVP, Sales & Marketing	11,174
Joseph Tyrrell, EVP, Corporate Strategy	10,280
Carina Cortez, EVP, Human Resources	7,150

Perquisites

Except for negotiated relocation packages in connection with the hiring or promotion of new executive officers as well as the term life insurance policies discussed below, we generally do not provide our executive officers with any perquisites or personal benefits that are not provided to our employees generally.

Health and Welfare Benefits

We provide standard employee benefits to our full-time employees in the United States, including our NEOs, which include health, disability, life insurance and a Section 401(k) plan as a means of attracting and retaining our employees. Additionally, the Company provides for a $1 million term life insurance policy for each NEO. Premiums for the term life insurance policies are paid by the individual, but reimbursed by the Company and are intended to provide liquid funds to the executive officer’s estate and or spouse for the purposes of exercising stock options in the event of his or her untimely death. Under the tax rules, our NEOs are subject to ordinary income with respect to reimbursement of the term life insurance premiums. We do not believe these additional benefits are a significant element of our compensation program.

Post-Employment Compensation Arrangements

LaVay Separation Agreement

In May 2018, we entered into a separation and release agreement with Matthew LaVay, our former executive vice president and chief financial officer, pursuant to which we agreed that on the effective date of his separation, June 15, 2018 (the “LaVay Separation Date”), Mr. LaVay would be entitled to severance equal to six months of wages at his base salary, equal to $167,500. The separation and release agreement further provided that we would provide for COBRA benefits for the lesser of six months or until Mr. LaVay was no longer eligible for COBRA benefits. Additionally, Mr. LaVay’s unvested outstanding option, RSU and PSU awards terminated on the LaVay Separation Date.

Hirsch Separation Agreement

In November 2018, we entered into a separation and release agreement with Peter Hirsch, our former executive vice president of technology and operations, pursuant to which we agreed that on the effective date of his separation, December 17, 2018 (the “Hirsch Separation Date”), Mr. Hirsch would be entitled to severance equal to 24 weeks of wages at his then-current base salary, equal to $177,692.30. The separation and release agreement further provided that we would provide for COBRA benefits for the lesser of (i) six months, (ii) the date Mr. Hirsch becomes available for group coverage through a new employer or (iii) until he is no longer eligible for COBRA benefits. Additionally, Mr. Hirsch’s unvested outstanding option, RSU and PSU awards terminated on the Hirsch Separation Date.

Employment or Change in Control Severance Agreements

We have entered into written employment or change in control severance agreements, as applicable, with each of our current NEOs. Each of these agreements was approved by the compensation committee or, in certain instances, by our Board. These agreements set forth the rights and responsibilities of each party and protect both parties’ interests in the event of a termination of employment by providing the NEO with the opportunity to receive certain postemployment payments and benefits in the event of a termination of employment under certain circumstances, including, but not limited to, following a change of control of the Company.

We believe that having in place reasonable and competitive post-employment compensation arrangements is essential to attracting and retaining highly-qualified executive officers. Our post-employment compensation arrangements are intended to keep executive officers working to achieve our goals despite a possible change of control and are designed to provide reasonable compensation to executive officers who leave the Company under certain circumstances that may or may not be linked to a change in control of the Company to facilitate their transition to new employment. Further, we seek to mitigate any potential employer liability and avoid future disputes or litigation by requiring a departing executive officer to sign a separation and release agreement acceptable to us as a condition to receiving post-employment compensation payments or benefits.

In determining payment and benefit levels under the various circumstances triggering the post-employment compensation provisions in our agreements, the Committee has drawn a distinction between (i) terminations of employment by the Company for cause and voluntary terminations of employment without good reason and (ii) terminations of employment by the Company without cause or by the NEO with good reason. Severance benefits in the event of a termination by the Company without cause or by the NEO with good reason, including, but not limited to, following a change of control of the Company, have been deemed appropriate in light of the benefits to the Company described above, as well as the likelihood that the NEO’s departure is due, at least in part, to circumstances not within his or her control. In contrast, we believe that payments are not appropriate in the event of a termination of employment for cause or a voluntary resignation without good reason because such events often reflect either inadequate performance or a decision by the NEO to end his relationship with us.

As noted above, our agreements contain post-employment compensation arrangements in the event of a change of control of the Company. The primary purpose of these arrangements is to keep our most senior executive officers focused on pursuing all corporate transaction activity that is in the best interests of stockholders regardless of whether those transactions may result in their own job loss. As such, we believe that these arrangements appropriately align the interests of management and stockholders when considering the long-term future for the Company.

All payments and benefits in the event of a change of control of the Company are payable only if there is a subsequent qualifying loss of employment by an NEO (commonly referred to as a “double-trigger” arrangement), except that (i) the Performance Shares earned based on actual performance vest in full upon the consummation of a change in control of the Company and (ii) Ms. Heron’s change in control severance agreement, as described below, entitles her to a bonus payment upon the consummation of a change in control of the Company. In the case of the acceleration of vesting of outstanding equity awards, we use this double-trigger arrangement to protect against the loss of retention value following a change of control of the Company and to avoid windfalls, both of which could occur if vesting of either equity or cash-based awards accelerated automatically as a result of the transaction.

In February 2019, we entered into a change in control severance agreement with Ms. Heron. Under the terms of her change in control severance agreement, if Ms. Heron’s employment is terminated other than for “cause” or as the result of a “constructive termination” upon or within 12 months following a “change in control” (such terms as defined in her change in control severance agreement), then she will receive 100% accelerated vesting and, if applicable, exercisability of all her then outstanding and unvested equity awards. In addition, Ms. Heron will be entitled to receive a bonus equal to $80,069 on the 60th day following the earlier of (1) a change in control or (2) a termination of her employment other than for cause prior to the 60th day following a change in control. In the event a change in control of Ellie Mae does not occur on or prior to February 8, 2020, the change in control severance agreement will terminate on February 8, 2020. Ms. Heron’s right to the severance payments and benefits described above is conditioned upon (1) her executing and not revoking a general release of claims in our favor within 60 days following her termination of employment and (2) her compliance with her confidentiality and non-solicitation obligations to the Company under her change in control severance agreement.

Historically, we have avoided the use of excise tax payments (or “gross-ups”) relating to a change of control of the Company and have no such obligations in place with respect to any of our NEOs. Consistent with our historical practice, we intend to continue to refrain from providing excise tax payments relating to a change of control of the Company.

For additional information on the potential payments to the NEOs, please see below the sections captioned “Employment Agreements and Offer Letters” and “Potential Payments Upon Change in Control, Upon Termination Apart From a Change in Control and Upon Termination Following Change in Control.”

Tax Considerations

Under Section 162(m) of the Internal Revenue Code (“Section 162(m)”), compensation paid to any publicly held corporation’s “covered employees” that exceeds $1 million per taxable year for any covered employee is generally non-deductible.

Prior to the enactment of the Tax Cuts and Jobs Act, Section 162(m) provided a performance-based compensation exception, pursuant to which the deduction limit under Section 162(m) did not apply to any compensation that qualified as “performance-based compensation” under Section 162(m). Pursuant to the Tax Cuts and Jobs Act, the performance-based compensation exception under Section 162(m) was repealed with respect to taxable years beginning after December 31, 2017, except that certain transition relief is provided for compensation paid pursuant to a written binding contract which was in effect on November 2, 2017 and which is not modified in any material respect on or after such date.

Compensation paid to each of the Company’s “covered employees” in excess of $1 million per taxable year generally will not be deductible unless it qualifies for the performance-based compensation exception under Section 162(m) pursuant to the transition relief described above. Because of certain ambiguities and uncertainties as to the application and interpretation of Section 162(m), as well as other factors beyond the control of the Compensation Committee, no assurance can be given that any compensation paid by the Company will be eligible for such transition relief and be deductible by the Company in the future. Although the Compensation Committee will continue to consider tax implications as one factor in determining executive compensation, the Compensation Committee also looks at other factors in making its decisions and retains the flexibility to provide compensation for the Company’s NEOs in a manner consistent with the goals of the Company’s executive compensation program and the best interests of the Company and its stockholders, which may include providing for compensation that is not deductible by the Company due to the deduction limit under Section 162(m). The Compensation Committee also retains the flexibility to modify compensation that was initially intended to be exempt from the deduction limit under Section 162(m) if it determines that such modifications are consistent with the Company’s business needs.

2018 Summary Compensation Table

The following table provides information regarding the compensation of our NEOs during the fiscal years ended December 31, 2018, 2017 and 2016.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Jonathan Corr	2018	475,000	—	4,950,084	—	356,250	11,154	5,792,488
Chief Executive Officer	2017	524,403	—	4,500,136	—	285,000	13,899	5,323,438
	2016	410,000	266,500	3,200,024	—	410,000	8,910	4,295,434
Dan Madden	2018	12,121	—	—	—	—	86	12,207
Executive Vice President,	2017	—	—	—	—	—	—	—
Chief Financial Officer	2016	—	—	—	—	—	—	—
Cathleen Schreiner Gates	2018	385,000	—	1,250,025	—	245,438	27,734	1,908,196
Executive Vice President,	2017	422,020	—	1,100,139	—	184,800	16,592	1,723,551
Sales & Marketing	2016	320,000	166,400	825,084	—	256,000	3,258	1,570,742

Joseph Tyrrell	2018	385,000	—	1,150,178	—	245,438	3,824	1,784,440
Executive Vice President,	2017	423,501	—	1,100,139	—	184,800	14,244	1,722,684
Corporate Strategy	2016	320,000	166,400	825,084	—	256,000	8,695	1,576,179
Carina Cortez	2018	325,000	—	1,200,101	—	121,875	9,974	1,656,950
Executive Vice President,	2017	—	—	—	—	—	—	—
Human Resources	2016	—	—	—	—	—	—	—
Matthew LaVay	2018	335,000	—	1,100,162	—	—	175,666	1,610,828
Former Executive Vice President,	2017	336,829	—	800,066	—	111,600	11,216	1,259,711
Chief Financial Officer (5)	2016	—	—	—	—	—	—	—
Peter Hirsch	2018	385,000	—	1,100,162	—	—	11,810	1,496,972
Former Executive Vice President	2017	419,058	—	1,100,139	—	138,600	12,431	1,670,228
of Technology and Operations	2016	325,000	—	825,084	—	105,300	12,152	1,267,535
Popi Heron	2018	243,731	—	325,116	—	97,535	9,974	676,379
Interim Chief	2017	—	—	—	—	—	—	—
Financial Officer (5)	2016	—	—	—	—	—	—	—

(1)

Our management bonus program for 2018 provided for payments of up to a maximum of 200% of our named executive officers’ target bonus amounts based upon performance. Amounts reported in the bonus column represent the amount of each bonus paid to our named executive officers that was discretionarily awarded above target under the management bonus program and, as discussed above, took into account achievement against certain individual performance goals. In 2018, no payout above target was provided to any named executive officer.

(2)

The amounts included in the “Stock Awards” and “Option Awards” columns represent the grant date fair value of awards granted, calculated in accordance with ASC Topic 718. For a discussion of the assumptions made in the valuations reflected in this column, see Notes 2 and 11 of the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.

(3)	For 2018, represents amounts paid under our management bonus program at 75% of our named executive officer’s target bonus.

(4)

Represents: (i) $8,250 in 401(k) matching contributions made to each of Messrs. Corr, Hirsch, and Ms. Schreiner Gates, Cortez and Heron, and 7,654 for Mr. LaVay; (ii) $420, $1,837, and $1,565, $1,064 for Messrs. Corr, Tyrrell, and Ms. Schreiner Gates and Ms. Cortez, respectively, for the purchase of executive life insurance; (iii) $2,484, $511, $3,560, $1,987, and $5,702, $1,327, and $660 for Messrs. Corr, LaVay, Hirsch, Tyrrell, and Ms. Schreiner Gates, Ms. Heron and Ms. Cortez, respectively for group term life insurance; (iv) $6,293 for Ms. Schreiner Gates for the full cost of companion travel for our annual sales and services team event; (v) $5,923 for Ms. Schreiner Gates for bereavement leave. In addition, amounts for Mr. LaVay reflect severance paid in 2018.

(5)

No compensation disclosure is included for 2016 for Mr. LaVay because he became a named executive officer in 2017. In addition, no compensation disclosure is included for 2016 and 2017 for Ms. Heron because she became a named executive officer in 2018.

Grants of Plan-Based Awards in 2018 Table

The following table provides information regarding equity-grant awards and plan-based cash bonus awards to each of our NEOs during the fiscal year ended December 31, 2018.

			Estimated Future Payouts Under Non- Equity Incentive Plan Awards	Estimated Future Payouts Under Equity Incentive Plan Awards (#)(2)		All Other Stock Awards: Number of Shares of Stock or Units	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
Name	Award	Grant Date	Target ($)(1)	Target	Maximum	(#)(3)	($/Sh)	($)(4)
Jonathan Corr	RSU	2/21/2018				26,821	92.28	2,475,042
	Performance Share Program	2/21/2018		26,821	53,642		92.28	2,475,062
	Bonus	2/21/2018	475,000
Dan Madden	RSU
	Performance Share Program
	Bonus
Cathleen Schreiner Gates	RSU	2/21/2018				6,773	92.28	625,012
	Performance Share Program	2/21/2018		6,773	13,546		92.28	625,012
	Bonus	2/21/2018	327,250
Joseph Tyrrell	RSU	2/21/2018				6,232	92.28	575,089
	Performance Share Program	2/21/2018		6,232	12,464		92.28	575,089
	Bonus	2/21/2018	327,250
Carina Cortez	RSU	2/21/2018				8,670	92.28	800,068
	Performance Share Program	2/21/2018		4,335	8,670		92.28	400,034
	Bonus	2/21/2018	162,500
Mattey LaVay	RSU	2/21/2018				5,961	92.28	550,081
	Performance Share Program	2/21/2018		5,961	11,922		92.28	550,081
	Bonus	2/21/2018	201,000
Peter Hirsch	RSU	2/21/2018				5,961	92.28	550,081
	Performance Share Program	2/21/2018		5,961	11,922		92.28	550,081
	Bonus	2/21/2018	192,500
Popi Heron	RSU	5/17/18				1,220	102.47	125,013
	RSU	6/5/18				1,854	107.93	200,102
	Bonus		97,535

(1)

Represents the target management bonus amounts for 2018 for Messrs. Corr, Tyrrell, LaVay, and Hirsch, as well as Ms. Gates, Ms. Cortez, and Ms. Heron, in each case pursuant to the 2018 executive bonus plan. Actual amounts paid to our named executive officers are set forth in the section titled “2018 Summary Compensation Table.” There is no minimum or maximum threshold for management bonuses.

(2)

The stock award table above reports the Performance Shares granted to our named executive officers for fiscal 2018. Under the Program the number of shares of common stock that may be granted and issuable pursuant to the Performance Shares will range from zero to the maximum amounts disclosed based on the Company’s achievement of certain financial and operational goals during the period from January 1, 2018 to December 31, 2018.

(3)	The vesting of each stock award and option granted in 2017 is set forth in the “Outstanding Equity Awards at 2017 Fiscal Year-End Table” below.
(4)

Amounts represent the grant date fair value of stock options and stock awards granted, calculated in accordance with ASC Topic 718. For a discussion of the assumptions made in the valuations reflected in this column, see Notes 2 and 11 of the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Outstanding Equity Awards at 2018 Fiscal Year-End Table

The following table presents certain information concerning outstanding equity awards held by each of our named executive officers on December 31, 2018, the last day of our fiscal year.

	Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares, Units or Other Rights That Have Not Vested (#)(2)	Market Value of Shares, Units or Other Rights That Have Not Vested ($)(4)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(4)
Jonathan Corr	02/5/14	373	0	24.93	2/5/24
	2/11/15	1,179	1,179	46.24	2/11/25
	2/11/15					3,486	219,025
	2/10/16					13,383	840,854
	2/15/17					17,828	1,120,133
	2/21/18					26,821	1,685,163
	2/11/15					6,972	438,050
	2/10/16					26,674	1,675,927
	2/15/17					12,360	776,578
	2/21/18							44,253	2,780,416
Dan Madden
Cathleen Schreiner Gates	5/6/14	1	0	25.30	5/6/24
	3/23/15	0	638	55.30	3/23/25
	3/23/15					1,206	75,773
	2/10/16					3,451	216,826
	2/15/17					4,359	273,875
	2/21/18					6,773	425,548
	3/23/15					2,582	162,227
	2/10/16					6,900	433,527
	2/15/17					3,020	189,746
	2/21/18							11,174	702,062

	Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares, Units or Other Rights That Have Not Vested (#)(2)	Market Value of Shares, Units or Other Rights That Have Not Vested ($)(4)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(4)
Joseph Tyrrell	5/6/14	3,824	0	25.30	5/6/24
	3/23/15	4,248	638	55.30	3/23/25
	3/23/15					1,206	75,773
	2/10/16					3,451	216,826
	2/15/17					4,359	273,876
	2/21/18					6,232	301,557
	3/23/15					2,582	162,227
	2/10/16					6,900	433,527
	2/15/17					3,020	189,747
	2/21/18							10,280	645,892
Carina Cortez	2/21/18					8,670	544,736
	2/21/18							7,150	449,235
Matthew LaVay	N/A

Peter Hirsch	7/15/15	14,900	2,544	72.06	7/15/25
Popi Heron	5/16/16					1,516	95,250
	5/4/17					1,065	66,914
	5/17/18					1,220	76,653
	6/5/18					1,854	116,487

(1)

These stock options were granted with a standard four-year vesting schedule; 25% of the total number of shares underlying the options will be vested on the one year anniversary of the grant date, and an additional 1/48th of the total number of shares shall be vested on the anniversary of each month thereafter, until all shares are vested on the fourth anniversary of the grant date.

(2)

This column represents the 2015 Performance Shares, 2016 Performance Shares, and 2017 Performance Shares. With respect to each of the 2015, 2016 and 2017 Performance Shares, the named executive officers satisfied the performance criteria for the applicable 12-month period, with 25% of the shares immediately vested upon award, and the remaining 75% vesting with respect to 25% of the shares on each of the first three anniversaries of the Performance Share Determination Date, subject to continuous employment of the participant through such dates.

(3)

This column represents the 2018 Performance Shares granted to our named executive officers. The named executive officers satisfied the performance criteria for calendar year 2018 at the 165% level with 25% of the shares will immediately vest on April 2, 2019 and the remaining 75% vesting in equal installments on each of the first three anniversaries of the Performance Share Determination Date, March 1, 2019, subject to continuous employment of the participant through such date. See “Long-Term Incentive Compensation” above for a more complete description of these Performance Shares and the Program.

(4)	The dollar amounts shown are determined by multiplying the number of unvested or unearned shares or units by $62.83, the closing price of our common stock on the last trading day of fiscal 2018.

Option Exercises and Stock Vested in 2018 Table

The following table presents certain information regarding the vesting of stock awards previously granted and stock options exercised by our NEOs during the year ended December 31, 2018.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Jonathan Corr	541	32,579	50,473	4,605,410
Dan Madden	—	—	—	—
Cathleen Schreiner Gates	16,708	1,209,897	12,769	1,179,827
Joseph Tyrrell	—	—	13,510	1,255,935
Carina Cortez	—	—	—	—
Matthew LaVay	20,399	1,702,690	3,754	362,573
Peter Hirsch	—	—	9,562	888,879
Popi Heron	—	—	1,112	114,513

(1)	Amounts reported represent the difference between the exercise price of the option and the closing trading price of our common stock on the date of exercise.

Pension Benefits

We do not maintain any defined benefit pension plans.

Nonqualified Deferred Compensation

We do not maintain any nonqualified deferred compensation plans.

Employment Agreements and Offer Letters

Mr. Corr

In January 2015, we entered into an employment agreement with Mr. Corr that sets forth the terms and conditions of his employment as our president and CEO. The employment agreement provides for Mr. Corr to be paid an initial base salary of $375,000 in 2015, which amount was increased by our Board to $475,000 for 2017, and to be granted certain equity awards in 2015 in connection with his promotion to CEO. The employment agreement also provides for Mr. Corr to be eligible for a target bonus equal to 100% of his base salary and to participate in the same benefit plans as the other senior executive officers of the Company. In addition, the Company will reimburse Mr. Corr for reasonable travel, entertainment and other expenses incurred by Mr. Corr in furtherance of his duties to the Company, and the Company will continue to maintain a $1 million life insurance policy for his benefit as well as continue to provide premium payments for any other life insurance policies maintained by the Company for his benefit.

Under his employment agreement, if Mr. Corr’s employment is terminated without cause or he experiences a constructive termination of employment, as those terms are defined in the employment agreement, and he provides us a general release of claims within 60 days following such termination of employment, we must provide a severance payment equal 24 months of his base salary at the rate in effect immediately prior to his termination of employment, plus continued payments for health coverage under COBRA for no more than 24 months, plus, if the termination occurs on or prior to the second anniversary of a change in control of the Company, then the vesting of each equity award held by him will be fully accelerated and, to the extent applicable, such equity award will be exercisable for the duration of its original term. Mr. Corr’s right to severance payments is conditioned upon his compliance with his confidentiality and non-solicitation obligations to the Company and any breach of such obligations may result in the recovery by us of any severance payments made to Mr. Corr. If Mr. Corr dies or becomes permanently disabled, then the vesting of each stock option and other equity award will fully accelerate.

Mr. Madden

In November 2018, we entered into an employment offer letter with Mr. Madden in connection with Mr. Madden’s employment as the executive vice president and chief financial officer of Ellie Mae, pursuant to which, Mr. Madden was entitled to an initial annual salary of $400,000. In addition, Mr. Madden was entitled to a one-time signing bonus of $175,000 payable 60 days after his start date, which he agreed to pay back to Ellie Mae if he were to resign within the first year of employment.

Pursuant to the offer letter terms, Mr. Madden was initially granted restricted stock unit awards in January 2019 with an initial grant date fair value of $2,000,000 as well as performance share awards for the 2019 performance period with an initial grant date fair value of $1,000,000. In addition, Mr. Madden will be eligible for annual refresh equity grants appropriate for his role as the chief financial officer in the form of performance share awards in 2019. Depending on achievement against corporate performance objectives set forth in the Senior Executive Performance Share Plan, the performance share awards will vest into restricted stock units equal to between 0% and 200% of the grant value. Mr. Madden will also be eligible for an annual cash bonus program with a target incentive bonus of 60% of his annual base salary, which depending on the Company and individual performance, can be from 0 to 200% of eligibility.

Mr. Tyrrell and Ms. Schreiner Gates

In March 2015, we entered into promotion letters with Mr. Tyrrell and Ms. Schreiner Gates in connection with their promotions to Executive Vice President of Corporate Strategy and Executive Vice President of Sales and Marketing, respectively, which provide that Mr. Tyrrell and Ms. Schreiner Gates each received an initial annual salary of $275,000, which amounts were increased by our Board to $385,000 for 2017, will be eligible to receive a cash bonus with a target of 80% of their base salaries, and received initial equity awards with a grant date fair value of $800,000, divided equally into stock options, RSU awards and Performance Shares under the 2015 Program.

Ms. Cortez

In January 2018, we entered into an employment offer letter with Ms. Cortez in connection with Ms. Cortez’s employment as the executive vice president of human resources of Ellie Mae, pursuant to which, Ms. Cortez was entitled to an initial annual salary of $325,000.

Pursuant to the offer letter terms, Ms. Cortez was initially entitled to equity awards in restricted stock units and performance share awards with an initial grant date fair value of $800,000 and $400,000, respectively, which will vest on an annual basis over four years from the date of grant. In addition, Ms. Cortez will be eligible for annual refresh equity grants at the executive vice president of human resources target level, which was $800,000 as of the date of the offer letter, divided equally in performance share awards and restricted stock unit awards. Ms. Cortez will also be eligible for an Annual Cash Bonus Program with a target incentive bonus of 50% of her annual base salary. Depending on Company and individual performance, the payout can be from 0 to 200% of eligibility.

Change-in-Control Severance Agreements

We have entered into change in control severance agreements with each of our executive officers. Mr. Corr’s employment agreement replaces and supersedes the change in control severance agreement entered into with him. Under the terms of the change in control severance agreements, the executive officer will be entitled to receive severance payments and benefits and accelerated vesting if his or her employment is terminated other than for cause or as the result of a constructive termination within 60 days prior to or 12 months following a change in control of the Company, in each case, within the meaning of the change in control severance agreements, and such executive officer provides us a general release of claims within 60 days following such termination. The severance benefits consist of a lump sum cash payment equal to 12 months’ base salary, as well as continued payment of group health continuation coverage premiums for the executive officer and his or her eligible dependents under COBRA beginning on the date of termination and ending on the earlier of (i) 12 months after the date when the employment termination is effective and (ii) the date upon which the executive officer or his or her eligible dependents become eligible for coverage under another plan. In addition, the vesting of each equity award held by the executive officer will be fully accelerated and, to the extent applicable, such equity award will be exercisable for the duration of its original term. The initial term of change in control severance agreements is three years, and thereafter the agreements automatically renew for successive one year terms unless the Company provides written notice of non-renewal to the executive officer at least 180 days prior to the expiration of the then-current term.

Potential Payments Upon Change in Control, Upon Termination Apart From a Change in Control and Upon Termination of Employment Following Change in Control

Potential Payments Upon a Change in Control

The following table shows the amount each of our NEOs would receive upon a change in control, assuming such change in control occurred on December 31, 2018. The amounts below reflect potential payments pursuant to stock options, RSUs and Performance Shares granted under our Amended and Restated 1999 Stock Option and Incentive Plan (the “1999 Plan”), our 2009 Stock Option and Incentive Plan (the “2009 Plan”) and our 2011 Plan upon a change in control of the Company in which our outstanding options and stock awards are not assumed or substituted. In addition, in the event of a change in control of the Company that occurs during a Performance Share performance period, the performance period will be shortened to the last business day of the last completed fiscal quarter preceding the date of the change in control and each NEO employed by the Company immediately prior to such change in control is entitled to a payment based on the shortened performance period.

Name	Value of Accelerated Options if Not Assumed or Substituted ($)(1)	Value of Accelerated Stock Awards if Not Assumed or Substituted ($)(2)
Jonathan Corr	53,255	9,536,149
Dan Madden	—	—
Cathleen Schreiner Gates	4,842	2,479,586
Joseph Tyrrell	180,306	2,389,425
Carina Cortez	—	993,970
Matthew LaVay	—	—
Peter Hirsch	—	—
Popi Heron	—	355,303

(1)

The amounts reported were calculated based on the aggregate amount by which the fair value of our common stock subject to unvested equity awards exceeded the aggregate exercise price of the awards as of December 31, 2018, using $62.83 per share, the closing market price of our common stock as of as of December 31, 2018.

(2)

Includes RSUs and Performance Shares. For the 2018 Performance Shares, vesting is assumed to be accelerated based on the actual performance through the last business day immediately prior to a change in control of the Company, which would be December 31, 2018 assuming the change in control occurred on December 31, 2018. For purposes of the above table, the 2015 Performance Shares are calculated at the 200% achievement level, the 2016 Performance Shares are calculated at 200% achievement level, the 2017 Performance Shares are calculated at the 77% achievement level, and the 2018 Performance Shares are calculated at the 165% achievement level. The amounts calculated are based on the aggregate number of shares of our common stock that would vest multiplied by $62.83 per share, the closing market price of our common stock as of December 31, 2018.

Potential Payments Upon Termination Apart From a Change in Control

The following table sets forth the estimated payments and benefits that would have accrued to Mr. Corr pursuant to his employment agreement if his employment had been involuntarily terminated by us without cause or if he had experienced a constructive termination on December 31, 2018, in the event such termination occurred prior to, or more than 24 months following, a change in control of the Company, pursuant to his employment agreement. Additional payments to Mr. Corr pursuant to his employment agreement for certain terminations of employment within 24 months after a change in control of the Company are addressed below under the section titled “Potential Payments upon Termination Following a Change in Control.” No other NEO was eligible for payments or benefits in the event of termination of employment during 2018. Under the Performance Share Program, in the case of a NEO’s termination of employment by the Company for other than cause, by reason of death or disability or by such NEO for good reason (each as defined in the Program) after the Performance Share Determination Date for a performance period but prior to settlement, the Performance Shares earned by the NEO which have not yet been settled will be issued to such NEO on the 30th day following the termination of employment. Since the Performance Share Determination Date of the Performance Shares had not yet occurred as of December 31, 2018, no amount would be payable.

Name of Executive Officer	Salary Continuation ($)	Value of Accelerated Equity Awards ($)	Value of Continued Health Care Coverage Premiums ($)(1)	Total ($)
Jonathan Corr	950,000	—	48,315	998,315

(1)

If Mr. Corr elects to receive continued healthcare coverage pursuant to the provisions of COBRA, he will be eligible for reimbursement or direct payment of COBRA coverage premiums for him and any dependents for up to a maximum of 24 months, respectively. If Mr. Corr and/or his dependents become eligible for healthcare coverage under a subsequent employer’s plans, payment of health care coverage premiums will cease. The value of continued healthcare is based on benefit premiums for 2018.

Potential Payments Upon Termination Following a Change in Control

The following table sets forth the estimated payments and benefits that would have accrued to Mr. Corr pursuant to his employment agreements and our other NEOs pursuant to change in control severance agreements, each as described above under “Employment Agreement and Offer Letters,” if his employment had been terminated by us other than for cause or as a result of a constructive termination of employment within 24 months following a change in control of the Company consummating on December 31, 2018 for Mr. Corr and within 60 days prior to or 12 months following a change in control consummating on December 31, 2018 for the other NEOs.

Name of Executive Officer	Salary Continuation ($)	Value of Accelerated Equity Awards ($)(1)	Value of Continued Health Care Coverage Premiums ($)(2)	Total ($)
Jonathan Corr	950,000	9,589,405	48,315	10,587,720
Dan Madden	400,000	—	26,830	426,830
Cathleen Schreiner Gates	385,000	2,484,428	26,830	2,896,258
Joseph Tyrrell	385,000	2,569,731	26,830	2,981,561
Carina Cortez	325,000	993,971	26,830	1,345,801
Matthew LaVay	—	—	—	—
Peter Hirsch	385,000	—	26,830	411,830
Popi Heron	—	—	—	—

(1)

The amounts reported were calculated based on (i) with respect to the stock options, the aggregate amount by which the fair market value of our common stock subject to the unvested stock options exceeded the aggregate exercise price of the stock options, and (ii) with respect to RSUs, the aggregate fair market value of our common stock subject to the unvested portion of such restrict stock unit awards, in each case as of December 31, 2018, using $62.83 per share, the closing market price of our common stock as of that date. This value does not include the Performance Shares which accelerate automatically upon a change in control of the Company, for the value of the Performance Shares, please see the table above under “Potential Payments Upon a Change in Control.”

(2)

If any named executive officer other than Mr. Corr elects to receive COBRA pursuant to provisions of their change of control severance agreements, each will be eligible for reimbursement or direct payment of COBRA premiums for himself or herself and dependents, for up to a maximum of 12 months. If Mr. Corr elects to receive continued healthcare coverage pursuant to the provisions of COBRA, he will be eligible for reimbursement or direct payment of COBRA coverage premiums for himself and any dependents for 24 months. If Mr. Corr and/or his dependents become eligible for healthcare coverage under a subsequent employer’s plans, payment of health care coverage premiums will cease. The value of continued healthcare is based on benefit premiums for 2018.

Proprietary Information and Inventions Agreements

Each of our NEOs has entered into a standard form agreement with respect to proprietary information and inventions. Among other things, this agreement obligates each NEO to refrain from disclosing any of our proprietary information received during the course of employment and, with some exceptions, to assign to us any inventions conceived or developed during the course of employment.

Pay Ratio

Under SEC rules, we are required to calculate and disclose the annual total compensation of our median employee, as well as the ratio of the annual total compensation of our median employee as compared to the annual total compensation of our CEO (“CEO Pay Ratio”). The pay ratio rule gives a company the ability to identify its median employee only once every three years provided that there has been no change in its employee population or employee compensation arrangements that it reasonably believes would result in a significant change to its pay ratio disclosure. As we did not have any significant changes in the employee population or compensation arrangements in 2018, the median employee for the 2018 fiscal year CEO Pay Ratio calculation was the same employee identified for the 2017 fiscal year CEO Pay Ratio calculation. We identified our median employee for the 2017 fiscal year by using the following methodology:

•	To determine our total population of employees, we included all part-time and full-time employees as of December 31, 2017.

•

To identify our median employee from our employee population, we calculated the employee’s 2017 base pay, bonuses earned by the employee in 2017 (paid in the first quarter of 2018), the actual value of matching contributions under our 401(k) plan, any relocation expenses paid in 2017 and the value of equity awards granted in 2017 using the same methodology we use for estimating the value of the equity awards granted to our NEOs and reported in our Summary Compensation Table.

•	In making this determination, we annualized the base pay of employees who were employed by us for less than the entire fiscal year.

For 2018, the median employee’s annual total compensation was $170,210 and our CEO’s annual total compensation, as reported in the 2018 Summary Compensation Table included in this Proxy Statement, was $5,792,488. Based on this information, the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all employees was 34 to 1.

The CEO Pay Ratio above represents our reasonable estimate calculated in a manner consistent with SEC rules and applicable guidance. SEC rules and guidance provide significant flexibility in how companies identify the median employee, and each company may use a different methodology and make different assumptions particular to that company. As a result, and as explained by the SEC when it adopted these rules, in considering the pay ratio disclosure, stockholders should keep in mind that the rule was not designed to facilitate comparisons of pay ratios among different companies, even companies within the same industry, but rather to allow stockholders to better understand and assess each particular company’s compensation practices and pay ratio disclosures.

Neither the compensation committee nor our management used our CEO Pay Ratio measure in making compensation decisions.

Report of the Compensation Committee of the Board of Directors on Executive Compensation

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussion, the compensation committee recommended to the Board that the Compensation Discussion and Analysis be included in this Proxy Statement.

Compensation Committee
Carl Buccellato, Chairman
Craig Davis
Marina Levinson

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our capital stock as of February 13, 2019 by:

•	each person or group of affiliated persons, who we know to beneficially own more than 5% of Ellie Mae common stock;

•	each of our named executive officers;

•	each of our directors; and

•	all of our current named executive officers and directors as a group.

The percentage ownership information shown in the table is based on 34,887,444 shares of Ellie Mae common stock outstanding as of February 13, 2019.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include (i) shares of Ellie Mae common stock issuable pursuant to the exercise of stock options that are currently exercisable or are exercisable within 60 days of February 13, 2019, and (ii) shares of Ellie Mae common stock issuable upon vesting of RSUs within 60 days of February 13, 2019. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Unless otherwise noted below, the address of each of the individuals and entities named in the table below is c/o Ellie Mae, Inc., 4420 Rosewood Drive, Suite 500, Pleasanton, California 94588. The information provided in the table is based on our records, information filed with the SEC and information provided to us, except where otherwise noted.

	Shares of Common Stock Beneficially Owned
Name of Beneficial Owner	Number	Percent
Greater than 5% Stockholders:
T. Rowe Price Associates, Inc. (1)	5,182,338	14.85%
Brown Capital Management LLC (2)	4,499,826	12.90%
The Vanguard Group, Inc. (3)	3,485,455	9.99%
PRIMECAP Management Co. (4)	2,800,445	8.03%
Kayne Anderson Rudnick Investment (5)	2,564,534	7.35%
BlackRock Fund Advisors (6)	2,467,891	7.07%
Eminence Capital LP (7)	2,309,552	6.62%
HMI Capital, LLC (8)	1,974,986	5.66%
Named Executive Officers and Directors:
Sigmund Anderman (9)	367,935	1.05%
Jonathan Corr (10)	153,430	*
Dan Madden	—	*
Popi Heron	—	*
Carina Cortez (11)	9,425	*
Joseph Tyrrell (12)	32,160	*
Cathleen Schreiner Gates (13)	23,464	*
Karen Blasing (14)	3,750	*
Carl Buccellato (15)	93,074	*
Craig Davis (16)	141,707	*
A. Barr Dolan (17)	43,562	*
Robert J. Levin (18)	85,999	*
Marina Levinson (19)	5,866	*
Jeb S. Spencer (20)	43,873	*
Rajat Taneja (21)	11,818	*
All directors and executive officers as a group (15 people) (22)	1,029,743	2.90%

**	Represents voting power of less than 1%
(1)

Based solely on the information set forth in Amendment No. 3 to Schedule 13G filed with the SEC on February 14, 2019. The address of T. Rowe Price Associates, Inc. is 100 E. Pratt Street, Baltimore, MD 21202.

(2)

Based solely on the information set forth in Amendment No. 4 to Schedule 13G filed with the SEC on February 14, 2019. The address of Brown Capital Management, LLC is 1201 N. Calvert Street, Baltimore, MD 21202.

(3)

Based solely on the information set forth in Amendment No. 5 to Schedule 13G filed with the SEC on January 10, 2019. The Vanguard Group, Inc. (“The Vanguard Group”) has sole dispositive power over 3,410,436 shares of Ellie Mae common stock and sole voting power over 72,203 of the shares of Ellie Mae common stock reported as beneficially owned. As a result of serving as investment managers, (i) Vanguard Fiduciary Trust Company, a wholly-owned subsidiary of The Vanguard Group is the beneficial owner of 68,467 shares of Ellie Mae common stock and (ii) Vanguard Investments Australia, Ltd. a wholly-owned subsidiary of The Vanguard Group, is the beneficial owner of 10,288 shares of Ellie Mae common stock. The address of The Vanguard Group is 100 Vanguard Blvd., Malvern, PA 19355.

(4)

Based solely on the information set forth in Amendment No. 7 to Schedule 13G filed with the SEC on February 8, 2019. The address of PRIMECAP Management Company is 177 E. Colorado Blvd., 11th Floor, Pasadena, CA 91105.

(5)

Based solely on the information set forth in Schedule 13G filed with the SEC on February 15, 2019. The address of Kayne Anderson Rudnick Investment Management LLC is 1800 Avenue of the Stars, 2nd Floor, Los Angeles, CA 90067.

(6)

Based solely on the information set forth in Amendment No. 5 to Schedule 13G filed with the SEC on January 2, 2019. BlackRock Inc., BlackRock Advisors, LLC, BlackRock Asset Management Canada Limited, BlackRock Asset Management Ireland Limited, Blackrock Asset Management Schweiz AG, BlackRock Financial Management, Inc., BlackRock Fund Advisors, BlackRock Institutional Trust Company, N.A., BlackRock International Limited, BlackRock Investment Management (Australia) Limited, BlackRock Investment Management (UK) Ltd, BlackRock Investment Management, LLC, BlackRock Japan Co., Ltd. and BlackRock (Netherlands) B.V. have shared voting or dispositive power over these shares. The address of Blackrock, Inc. is 55 East 52nd Street, New York, NY 10055.

(7)

Based solely on the information set forth in Amendment No. 2 to Schedule 13G filed with the SEC on February 14, 2019. Eminence Capital, LP has shared voting and shared dispositive power with respect to 2,309,552 shares of Ellie Mae common stock. Eminence GP, LLC has shared voting and shared dispositive power with respect to 1,510,368 shares of Ellie Mae common stock. Ricky C. Sandler has shared voting and shared dispositive power with respect to 2,309,552 shares of Ellie Mae common stock. Mr. Sandler is the Chief Executive Officer of Eminence Capital, LP and the Managing Member of Eminence GP, LLC. The address of Eminence Capital, LP is 399 Park Avenue, 25th Floor, New York, NY 10022. The business address of Mr. Sandler is 399 Park Avenue, 25th Floor, New York, NY 10022.

(8)

Based solely on the information set forth in Amendment No. 1 to Schedule 13G filed with the SEC on February 12, 2019. HMI Capital, LLC has shared voting and shared dispositive power with respect to 1,974,986 shares of Ellie Mae common stock. HMI Capital Partners, L.P. has shared voting and shared dispositive power with respect to 1,761,605 shares of Ellie Mae common stock. The address of HMI Capital, LLC and HMI Capital Partners, L.P. is 555 California Street, Suite 4900, San Francisco, CA 94104.

(9)

Consists of (i) 78,906 shares of Ellie Mae common stock held of record by February 13, 2019, (ii) 285,388 shares of Ellie Mae common stock subject to Company Options exercisable within 60 days of February 13, 2019, and (iii) 3,641 shares of Ellie Mae common stock issuable upon the vesting and settlement of Company RSU Awards within 60 days of February 13, 2019.

(10)

Consists of (i) 69,349 shares of Ellie Mae common stock held of record by February 13, 2019, (ii) 2,731 shares of Ellie Mae common stock subject to Company Options exercisable within 60 days of February 13, 2019, (iii) 22,824 shares of Ellie Mae common stock issuable upon the vesting and settlement of Company RSU Awards within 60 days of February 13, 2019, (iv) 35,992 shares of Ellie Mae common stock issuable upon the vesting of Company Restricted Stock Awards within 60 days of February 13, 2019, and (v) 22,534 shares of Ellie Mae common stock issuable upon vesting of Company Performance Share Awards held in escrow.

(11)

Consists of (i) 108 shares of Ellie Mae common stock held of record by February 13, 2019, (ii) 2,167 shares of Ellie Mae common stock issuable upon the vesting and settlement of Company RSU Awards within 60 days of February 13, 2019, and (iii) 7,150 shares of Ellie Mae common stock issuable upon the vesting and settlement of Company Restricted Stock Awards within 60 days of February 13, 2019.

(12)

Consists of (i) 984 shares of Ellie Mae common stock held of record by February 13, 2019, (ii) 8,710 shares of Ellie Mae common stock subject to Company Options exercisable within 60 days of February 13, 2019, (iii) 5,942 shares of Ellie Mae common stock issuable upon the vesting and settlement of Company RSU Awards within 60 days of February 13, 2019, (iv) 9,720 shares of Ellie Mae common stock issuable upon the vesting and settlement of Company Restricted Stock Awards vesting within 60 days of February 13, 2019, and (v) 6,804 shares of Ellie Mae common stock issued in escrow for Company Performance Share Awards.

(13)

Consists of (i) 639 shares of Ellie Mae common stock subject to Company Options exercisable within 60 days of February 13, 2019, (ii) 6,077 shares of Ellie Mae common stock issuable upon the vesting and settlement of Company RSU Awards within 60 days of February 13, 2019, (iii) 9,944 shares of Ellie Mae common stock issuable upon the vesting and settlement of Company Restricted Stock Awards within 60 days of February 13, 2019, and (iv) 6,804 shares of Ellie Mae common stock issued in escrow for Company Performance Share Awards.

(14)

Consists of 2,023 shares of Ellie Mae common stock held of record by February 13, 2019, and 1,727 shares of Ellie Mae common stock subject to Company Options exercisable within 60 days of February 13, 2019.

(15)

Consists of 21,953 shares of Ellie Mae common stock held of record by February 13, 2019, and 71,121 shares of Ellie Mae common stock subject to Company Options exercisable within 60 days of February 13, 2019.

(16)

Consists of 80,586 shares of Ellie Mae common stock held of record by February 13, 2019, and 61,121 shares of Ellie Mae common stock subject to Company Options exercisable within 60 days of February 13, 2019.

(17)

Consists of 4,107 shares of Ellie Mae common stock held of record by February 13, 2019, and 39,455 shares of Ellie Mae common stock subject to Company Options exercisable within 60 days of February 13, 2019.

(18)

Consists of 9,878 shares of Ellie Mae common stock held of record by February 13, 2019, and 76,121 shares of Ellie Mae common stock subject to Company Options exercisable within 60 days of February 13, 2019.

(19)

Consists of 2,411 shares of Ellie Mae common stock held of record by February 13, 2019, and 3,455 shares of Ellie Mae common stock subject to Company Options exercisable within 60 days of February 13, 2019.

(20)

Consists of 6,901 shares of Ellie Mae common stock held of record by February 13, 2019, and 36,972 shares of Ellie Mae common stock subject to Company Options exercisable within 60 days of February 13, 2019.

(21)

Consists of 8,363 shares of Ellie Mae common stock held of record by February 13, 2019, and 3,455 shares of Ellie Mae common stock subject to Company Options exercisable within 60 days of February 13, 2019.

(22)

Consists of (i) 285,569 shares of Ellie Mae common stock beneficially owned by our executive officers and directors, (ii) 592,976 shares of Ellie Mae common stock subject to Company Options exercisable within 60 days of February 13, 2019, (iii) 43,418 shares of Ellie Mae common stock issuable upon the vesting and settlement of Company RSU Awards within 60 days of February 13, 2019, (iv) 68,018 shares of Ellie Mae common stock issuable upon the vesting of Company Restricted Stock Awards within 60 days of February 13, 2019, and (v) 39,762 shares of Ellie Mae common stock issuable upon vesting of Company Performance Share Awards held in escrow.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We describe below transactions and series of similar transactions, during our last fiscal year or currently proposed, to which we were a party or will be a party, in which:

•	the amounts involved exceeded or will exceed $120,000; and

•	any of our directors, executive officers, holders of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

We entered into change of control agreements with certain of our executive officers that, among other things, provide for certain severance and change of control benefits. For a description of these agreements, see “Compensation Discussion and Analysis—Post-Employment Compensation Arrangements.”

We have entered into indemnification agreements with each of our current directors and officers. These agreements provide for the indemnification of our directors and officers for certain expenses and liabilities incurred in connection with any action, suit, proceeding or alternative dispute resolution mechanism, or hearing, inquiry or investigation that may lead to the foregoing, to which they are a party, or are threatened to be made a party, by reason of the fact that they are or were a director, officer, employee, agent or fiduciary of the Company, or any of our subsidiaries, by reason of any action or inaction by them while serving as an officer, director, agent or fiduciary, or by reason of the fact that they were serving at our request as a director, officer, employee, agent or fiduciary of another entity. Under the indemnification agreements, indemnification will only be provided in situations where the indemnified parties acted in good faith and in a manner they reasonably believed to be in or not opposed to our best interest, and, with respect to any criminal action or proceeding, to situations where they had no reasonable cause to believe the conduct was unlawful. In the case of an action or proceeding by or in the right of the Company or any of our subsidiaries, no indemnification will be provided for any claim where a court determines that the indemnified party is prohibited from receiving indemnification.

Other than as described above under this section “Certain Relationships and Related Transactions,” since the beginning of last year, we have not entered into any transactions, nor are there any currently proposed transactions, between us and a related party where the amount involved exceeds, or would exceed, $120,000, and in which any related person had or will have a direct or indirect material interest. We believe the terms of the transactions described above were comparable to terms we could have obtained in arm’s length dealings with unrelated third parties.

Policies and Procedures for Related Party Transactions

The Board has adopted a written policy to set forth the policies and procedures for the review and approval or ratification of related party transactions. This policy covers any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we are to be a participant, the amount involved exceeds $120,000 and a related person had or will have a direct or indirect material interest, including purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. The audit committee is responsible for reviewing and either approving or rejecting such proposed transactions, agreements or relationships and, in doing so, will consider the relevant facts and circumstances available and deemed relevant to them, including, but not limited to, the risks, costs and benefits to us, the terms of the agreement, the availability of other sources for comparable services or products, and, if applicable, the impact on a director’s independence. No director may participate in the approval of a related party transaction for which he or she is a related party. We adopted a written Code of Business Conduct and Ethics which requires that directors, officers and employees make appropriate disclosure of potential conflicts of interest situations to their supervisor or our general counsel, as appropriate.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table provides information regarding the fees accrued or paid to Grant Thornton LLP for the years ended December 31, 2018 and 2017. All fees described below were approved by the audit committee.

	Year Ended December 31,
	2018	2017
Audit Fees	$3,449,102	$1,801,229
Audit-Related Fees	152,632	162,137
Tax Fees	—	27,000
All Other Fees	40,045	—

Total Fees	$3,641,779	$1,990,336

Audit Fees

Audit fees of Grant Thornton LLP during 2018 and 2017 include fees for the audits of the Company’s annual consolidated financial statements included in the Company’s Annual Report on Form 10-K, the reviews of the quarterly condensed consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q, services rendered in connection with our registration statements on Form S-8 related to our incentive plans, and other matters related to our SEC filings. In addition, audit fees during each of 2018 and 2017 include fees related to the Company’s adoption of a new revenue recognition standard as well as audit services related to the Company’s acquisition of Velocify, Inc.

Audit-Related Fees

Audit-related fees consist of fees billed for services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” In 2018 and 2017 audit-related fees consisted of fees paid in connection with Service Organization Control (SOC) reports. In addition, audit-related fees during each of 2018 and 2017 include fees related to information systems reviews not performed in connection with the fiscal year audit.

Tax Fees

Tax fees paid to Grant Thornton LLP during 2018 and 2017 consisted of tax consulting services. The Company engages a different third-party service provider for its primary tax services.

All Other Fees

All other fees paid to Grant Thornton LLP during 2018 consisted of consulting services, primarily related to the Company’s proposed acquisition. There were no all other fees paid to Grant Thornton LLP during 2017.

Pre-Approval Policies and Procedures

The audit committee pre-approves all audit and non-audit services provided by its independent registered public accounting firm.

The audit committee approved all audit services provided by Grant Thornton LLP for 2018 and 2017 and the estimated costs of those services. Actual amounts billed, to the extent in excess of the estimated amounts, were periodically reviewed and approved by the audit committee.

The audit committee considered whether the non-audit services rendered by Grant Thornton LLP were compatible with maintaining Grant Thornton LLP’s independence and concluded that they were so compatible.

Appendix A – Reconciliation of GAAP and Non-GAAP Financial Measures

Use of Non-GAAP Financial Measures

Ellie Mae provides investors with the non-GAAP financial measures of adjusted net income, adjusted EBITDA, adjusted gross profit, and free cash flow in addition to the traditional GAAP operating performance measure of net income as part of its overall assessment of its performance. Adjusted net income consists of net income plus stock-based compensation expense, amortization of intangible assets, acquisition-related costs, and the non-GAAP income tax adjustments. EBITDA consists of net income plus depreciation and amortization, amortization of intangible assets, and income tax provision, less other income, net. Adjusted EBITDA consists of EBITDA plus stock-based compensation expense. Adjusted gross profit consists of gross profit plus stock-based compensation and amortization of intangible assets that are included in cost of revenues. Free cash flow consists of net cash provided by operating activities less acquisition of property and equipment and internal-use software. Ellie Mae uses adjusted net income, adjusted EBITDA, and adjusted gross profit as measures of operating performance because they enable period to period comparisons by excluding potential differences caused by variations in the age and depreciable lives of fixed assets, amortization of intangible assets, acquisition-related costs, and changes in interest expense and interest income that are influenced by capital market conditions. The Company also believes it is useful to exclude stock-based compensation expense from adjusted net income, adjusted EBITDA, and adjusted gross profit because the amount of non-cash expense associated with stock-based awards made at certain prices and points in time (a) do not necessarily reflect how the Company’s business is performing at any particular time and (b) can vary significantly between periods due to the timing of new stock-based awards. The non-GAAP income tax adjustments are calculated based on the annual non-GAAP effective tax rate, which quantifies the tax effects of the non-GAAP adjustments and reverses the one-time measurement of the tax impact from the enactment of the Tax Cuts and Jobs Act, and the excess tax benefits from the adoption of ASU 2016-09 for GAAP purposes. These non-GAAP financial measures are not measurements of the Company’s financial performance under GAAP and have limitations as analytical tools. Accordingly, these non-GAAP financial measures should not be considered a substitute for, or superior to, net income, operating income, gross profit, operating cash flow or other financial measures calculated in accordance with GAAP. The Company cautions that other companies in Ellie Mae’s industry may calculate adjusted net income, EBITDA, adjusted EBITDA, adjusted gross profit, and free cash flow differently than the Company does, further limiting their usefulness as comparative measures. A reconciliation of net income to adjusted net income, EBITDA and adjusted EBITDA, gross profit to adjusted gross profit, and operating cash flow to free cash flow is included in the tables below.

Ellie Mae, Inc.

NON-GAAP RECONCILIATION

(UNAUDITED)

(in thousands, except per share amounts)

	Year Ended December 31,
	2018 ASC 606	Adjustments	2018 ASC 605	2017 ASC 605
Revenues	$480,266	$(2,064)	$478,202	$417,042
Operating expenses:
Sales and marketing	84,234	1,548	85,782	65,042
Total operating expenses	269,461	1,548	271,009	213,994
Income (loss) before income taxes	14,800	(3,612)	11,188	45,394
Income tax provision (benefit)	(7,775)	(882)	(8,657)	(7,456)
Net income (loss)	22,575	(2,730)	19,845	52,850
Depreciation and amortization	50,275	—	50,275	36,482
Amortization of acquisition-related intangibles	21,389	—	21,389	9,515
Other income, net	(3,920)	—	(3,920)	(3,256)
Income tax provision (benefit)	(7,775)	(882)	(8,657)	(7,456)

EBITDA	$82,544	$(3,612)	$78,932	$88,135
Stock-based compensation expense	39,975	—	39,975	34,467
Acquisition-related costs	—	—	—	1,282

Adjusted EBITDA	$122,519	$(3,612)	$118,907	$123,884

Gross profit	$280,341	$(2,064)	$278,277	$256,132
Stock-based compensation expense	8,758	—	8,758	6,786
Amortization of acquisition-related intangibles	18,738	—	18,738	7,739

Adjusted gross profit	$307,837	$(2,064)	$305,773	$270,657

Net income (loss)	$22,575	$(2,730)	$19,845	$52,850
Stock-based compensation expense	39,975	—	39,975	34,467
Amortization of acquisition-related intangibles	21,389	—	21,389	9,515
Acquisition-related costs	—	—	—	1,282
Non-GAAP income tax adjustments	(20,586)	1	(20,585)	(39,254)

Adjusted net income	$63,353	$(2,729)	$60,624	$58,860

Shares used to compute adjusted net income per share
Basic	34,441	—	34,441	34,057

Diluted	35,787	—	35,787	35,806

Adjusted net income per share
Basic	$1.84	$(0.08)	$1.76	$1.73

Diluted	$1.77	$(0.08)	$1.69	$1.64

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)	Financial Statements—The financial statements filed as part of this report are listed on the Index to Financial Statements in Item 8.

(2)	Financial Statement Schedules—The financial statement schedules filed as part of this report are listed on the Index to Financial Statements in Item 8.

(b)	Exhibits. The following exhibits are filed with or incorporated by reference into this Annual Report.

Exhibit Number	Description of Document	Incorporated by Reference			Filed Herewith
		Form	Date	Number

2.1	Agreement and Plan of Merger, dated August 31, 2017, by and among Ellie Mae, Inc., Victory Merger Sub, Inc., Velocify, Inc. and Fortis Advisors LLC, as the Representative.	8-K	8/31/2017	2.1

2.2	Agreement and Plan of Merger, dated February 11, 2019, by and among EM Eagle Purchaser LLC, a Delaware limited liability company, EM Eagle Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of EM Eagle Purchaser, LLC, and Ellie Mae, Inc., a Delaware corporation.	8-K	2/12/2019	2.1

3.1	Amended and Restated Certificate of Incorporation of Ellie Mae, Inc.	10-Q	8/5/2015	3.1

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Ellie Mae, Inc. dated May 18, 2018	8-K	5/22/2018	3.1

3.3	Amended and Restated Bylaws of Ellie Mae, Inc.	8-K	5/22/2018	3.2

4.1	Form of Ellie Mae, Inc.’s Common Stock Certificate.	S-1/A	2/17/2011	4.1

4.2	Form of Indenture.	S-3ASR	8/1/2016	4.2

10.1	Lease, dated as of July 17, 2014, by and between Ellie Mae, Inc. and SFI PLEASANTON, LLC.	10-Q	11/6/2014	10.2

10.2±	Form of Indemnification Agreement by and between Ellie Mae, Inc. and each of its directors and executive officers.	S-1/A	8/5/2010	10.3

10.3±	Form of Change of Control Severance Agreement between Ellie Mae, Inc. and each of its executive officers.	10-K	3/2/2015	10.5

10.4±	Fourth Amended and Restated Employment Agreement, dated as of January 5, 2015, by and between Ellie Mae, Inc. and Sigmund Anderman.	8-K	1/5/2015	10.1

10.5±	Employment Agreement, dated as of January 5, 2015, by and between Ellie Mae, Inc. and Jonathan H. Corr.	8-K	1/5/2015	10.2

10.6±	Board of Directors Offer Letter with Marina Levinson, dated as of August 22, 2014.	10-Q	11/6/2014	10.5

10.7±	Ellie Mae, Inc. 2009 Stock Option and Incentive Plan, including the form of stock option agreement.	S-1	4/30/2010	10.2

10.8±	Amendment to the Ellie Mae, Inc. 2009 Stock Option and Incentive Plan, effective April 15, 2010.	S-1/A	2/17/2011	10.24

10.9±	Amendment to the Ellie Mae, Inc. 2009 Stock Option and Incentive Plan, effective September 16, 2010.	S-1/A	2/17/2011	10.25

10.10±	Ellie Mae, Inc. 2011 Equity Incentive Award Plan.	S-8	5/25/2011	10.5

10.11(a)±	Form of Stock Option Grant Notice and Stock Option Agreement for Awards under the Ellie Mae, Inc. 2011 Equity Incentive Award Plan (used until January 1, 2015).	S-8	5/25/2011	10.6

Exhibit Number	Description of Document	Incorporated by Reference				Filed Herewith
		Form	Date	Number

10.11(b)±	Form of Stock Option Grant Notice and Stock Option Agreement for Awards under the Ellie Mae, Inc. 2011 Equity Incentive Award Plan (used for employees who are not executive officers beginning January 1, 2015).	S-8	2/10/2015	10.2	(b)

10.11(c)±	Form of Stock Option Grant Notice and Stock Option Agreement for Awards under the Ellie Mae, Inc. 2011 Equity Incentive Award Plan (used for executive officers and directors beginning January 1, 2015).	S-8	2/10/2015	10.2	(c)

10.11(d)±	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement for Awards under the Ellie Mae, Inc. 2011 Equity Incentive Award Plan (used until January 1, 2015).	S-8	5/25/2011	10.7

10.11(e)±	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement for Awards under the Ellie Mae, Inc. 2011 Equity Incentive Plan (used for employees who are not executive officers beginning January 1, 2015).	S-8	2/10/2015	10.3	(b)

10.11(f)±	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement for Awards under the Ellie Mae, Inc. 2011 Equity Incentive Plan (used for executive officers and directors beginning January 1, 2015).	S-8	2/10/2015	10.3	(c)

10.12±	Ellie Mae, Inc. Employee Stock Purchase Plan.	S-8	5/25/2011	10.8

10.13(a)±	Ellie Mae, Inc. 2013 Senior Executive Performance Share Program.	10-Q	5/7/2013	10.1

10.13(b)±	Form of Notice of Grant of and Grant Agreement for Performance Shares for Senior Executives under the Ellie Mae, Inc. 2013 Senior Executive Performance Share Program and Ellie Mae, Inc. 2011 Equity Incentive Award Plan.	10-Q	5/7/2013	10.2

10.14(a)±	Ellie Mae, Inc. 2014 Senior Executive Performance Share Program.	10-K	3/14/2014	10.20

10.14(b)±	Form of Notice of Grant of and Grant Agreement for Performance Shares for Senior Executives under the Ellie Mae, Inc. 2014 Senior Executive Performance Share Program and Ellie Mae, Inc. 2011 Equity Incentive Award Plan.	10-K	3/14/2014	10.21

10.15±	Non-Employee Director Equity Compensation Policy.	8-K	6/6/2016	10.1

10.16±	Amended and Restated 2015 Senior Executive Performance Share Program, dated as of March 23, 2015.	10-Q	5/7/2015	10.3

10.17±	Promotion Letter with Cathleen Schreiner Gates, dated as of March 23, 2015.	10-Q	5/7/2015	10.4

10.18±	Promotion Letter with Joseph Tyrrell, dated as of March 23, 2015.	10-Q	5/7/2015	10.5

10.19±	Board of Directors Offer Letter with Rajat Taneja, dated May 15, 2015.	10-Q	8/5/2015	10.1

10.20±	Board of Directors Offer Letter with Karen Blasing, dated May 15, 2015.	10-Q	8/5/2015	10.2

10.21±	Offer Letter, dated as of June 2, 2015, by and between Ellie Mae, Inc. and Pete Hirsch.	10-Q	8/5/2015	10.4

Exhibit Number	Description of Document	Incorporated by Reference			Filed Herewith
		Form	Date	Number

10.22	First Amendment to Lease, dated as of July 9, 2015, by and between Ellie Mae, Inc. and SFI Pleasanton, LLC.	10-Q	8/5/2015	10.5

10.23(a)±	2016 Senior Executive Performance Share Program.	10-Q	5/5/2016	10.1

10.23(b)±	Form of Notice of Grant of and Grant Agreement for Performance Shares for Senior Executives under the Ellie Mae, Inc. 2016 Senior Executive Performance Share Program and Ellie Mae, Inc. 2011 Equity Incentive Award Plan.	10-Q	5/5/2016	10.2

10.24±	Executive Incentive Plan	DEF14A	4/7/2016	App. A

10.25	Second Amendment to Lease, dated as of July 21, 2016, by and between Ellie Mae, Inc. and SFI Pleasanton, LLC.	10-Q	11/1/2016	10.2

10.26±	Promotion Letter with Brian Brown, dated as of February 10, 2016.	10-K	2/21/2017	10.30

10.27±	Executive Transition Agreement, by and between Ellie Mae, Inc. and Limin Hu, effective as of December 1, 2016.	10-K	2/21/2017	10.31

10.28±	2017 Senior Executive Performance Share Program.	10-Q	5/1/2017	10.1

10.29±	Form of Notice of Grant of and Grant Agreement for Performance Shares for Senior Executives under the Ellie Mae, Inc. 2017 Senior Executive Performance Share Program and Ellie Mae, Inc. 2011 Equity Incentive Award Plan.	10-Q	5/1/2017	10.2

10.30±	Executive Transition Agreement by and between Ellie Mae, Inc. and Edgar Luce, dated as of March 9, 2017.	10-Q	5/1/2017	10.3

10.31±	Form of Notice of Grant and Grant Agreement of 2018 Performance Shares for Senior Executives under the Ellie Mae, Inc. 2011 Equity Incentive Award Plan.	10-Q	5/9/2018	10.1

10.32±	Offer letter, dated as of January 10, 2018, by and between Ellie Mae, Inc. and Carina Cortez.	10-Q	5/9/2018	10.2

10.33±	Separation Agreement, by and between Ellie Mae, Inc. and Matthew LaVay, dated June 19, 2018.	10-Q	8/7/2018	10.1

10.34±	Separation Agreement, by and between Ellie Mae, Inc. and Peter Hirsch, dated November 16, 2018.	10-K	3/1/2019	10.34

10.35±	Offer Letter, dated as of November 19, 2018, by and between Ellie Mae, Inc. and Daniel Madden.	10-K	3/1/2019	10.35

21.1	List of subsidiaries.	10-K	3/1/2019	21.1

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.	10-K	3/1/2019	23.1

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).	10-K	3/1/2019	24.1

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	3/1/2019	31.1

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	3/1/2019	31.2

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	3/1/2019	32.1

Exhibit Number	Description of Document	Incorporated by Reference			Filed Herewith
		Form	Date	Number

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	3/1/2019	32.2

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

ELLIE MAE, INC.

Date: April 29, 2019	By:	/s/ Daniel Madden
Daniel Madden
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and duly authorized signatory)